Form 10-Q
period 1993-12-31
SEAGATE TECHNOLOGY INC
filed 1994-01-20
CIK 354952

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                       of
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended December 31, 1993
                         Commission File Number 0-10630

                            SEAGATE TECHNOLOGY, INC.
                                  (Registrant)

                     Incorporated in the State of Delaware

                I.R.S. Employer Identification Number 94-2612933

                920 Disc Drive, Scotts Valley, California  95066

                           Telephone:  (408) 438-6550

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               Yes   X         No
                                    ---            ---

On December 31, 1993, 70,766,002 shares of the registrant's common stock were issued and outstanding.

                                     INDEX


                            SEAGATE TECHNOLOGY, INC.





PART I.    FINANCIAL INFORMATION                                  PAGE NO.
- -------    ---------------------                                  --------
Item 1.    Financial Statements (Unaudited)

           Consolidated condensed statements of income--Three and
             six months ended December 31, 1993 and January 1, 1993   3

           Consolidated condensed balance sheets--December 31, 1993
             and July 2, 1993                                         4

           Consolidated condensed statements of cash flows--Six
             months ended December 31, 1993 and January 1, 1993       5

           Notes to consolidated condensed financial statements       6


Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                      9



PART II    OTHER INFORMATION
- -------    -----------------

Item 1.    Legal Proceedings                                         11

Item 4.    Submission of Matters to a Vote of Security Holders       13

Item 6.    Exhibits and Reports on Form 8-K                          14


           SIGNATURES                                                15

                            SEAGATE TECHNOLOGY, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (In Thousands Except Per Share Data)
                                  (Unaudited)



                                        Three Months Ended              Six Months Ended
                                 -----------------------------     -----------------------------
                                  December 31,      January 1,     December 31,      January 1,
                                      1993            1993             1993             1993
                                 -------------    ------------     ------------     ------------
Net Sales                        $    815,890     $    776,651     $  1,589,768     $  1,519,293

Cost of sales                         661,159          592,290        1,295,179        1,152,875
Product development                    41,855           38,198           82,826           74,397
Marketing and administrative           49,507           55,870           96,739          114,796
Amortization of goodwill and
  other intangibles                     3,193            3,228            6,363            6,456
                                 ------------     ------------     ------------     ------------
  Total Operating Expenses            755,714          689,586        1,481,107        1,348,524

  Income from Operations               60,176           87,065          108,661          170,769

Interest income                         7,320            5,888           13,518           10,922
Interest expense                       (5,313)          (5,859)         (10,178)         (12,108)
Other                                  (1,123)             783              585            1,114
                                 ------------     ------------     ------------     ------------
  Other Income (Expense)                  884              812            3,925              (72)
                                 ------------     ------------     ------------     ------------
Income before income taxes             61,060           87,877          112,586          170,697
Provision for income taxes             18,318           24,605           33,776           47,795
                                 ------------     ------------     ------------     ------------
  Net Income                     $     42,742     $     63,272     $     78,810     $    122,902
                                 ============     ============     ============     ============

NET INCOME PER SHARE:
  Primary                        $       0.59     $       0.91      $      1.09     $       1.77
  Fully diluted                          0.57             0.87             1.06             1.69

NUMBER OF SHARES USED IN
  PER SHARE COMPUTATIONS:

  Primary                              72,828           69,691           72,057           69,553
  Fully diluted                        81,233           76,422           79,786           76,058


See notes to consolidated condensed financial statements.

                            SEAGATE TECHNOLOGY, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)
                                  (Unaudited)


                                                            December 31,             July 2,
                                                                1993                 1993(1)
                                                           -------------          ------------
ASSETS
- ------

Cash and cash equivalents                                  $   859,105            $   426,094
Short-term investments                                         271,195                203,117
Accounts receivable                                            345,004                357,681
Inventories                                                    283,872                398,698
Deferred income taxes                                           90,340                 15,131
Other current assets                                            65,584                 70,558
                                                            ----------             ----------
  Total Current Assets                                       1,915,100              1,471,279
                                                            ----------             ----------
Property, equipment and leasehold improvements, net           366,665                 350,051
Goodwill and other intangibles, net                           132,895                 139,260
Other assets                                                   81,209                  70,603
                                                            ----------             ----------
  Total Assets                                              $2,495,869             $2,031,193
                                                            ==========             ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------

Accounts payable                                            $  256,251             $  250,333
Accrued employee compensation                                   73,685                 64,310
Accrued expenses                                               159,556                193,050
Accrued income taxes                                            30,714                 34,800
Curent portion of long-term debt                                 1,396                  1,500
                                                            ----------             ----------
  Total Current Liabilities                                    521,602                543,993
                                                            ----------             ----------
Deferred income taxes                                         195,655                 123,581
Other liabilities                                              73,637                  37,102
Long-term debt, less current portion                          550,739                 281,276
                                                           ----------              ----------
  Total Liabilities                                         1,341,633                 985,952
                                                           ----------              ----------
Common stock                                                      707                     681
Additional paid-in capital                                    345,254                 315,569
Foreign currency translation adjustment                          (447)                   (461)
Retained earnings                                             808,722                 729,912
Deferred compensation                                              --                    (460)
                                                           ----------              ----------
  Total Shareholders' Equity                                1,154,236               1,045,241
                                                           ----------              ----------
  Total Liabilities and Shareholders' Equity               $2,495,869              $2,031,193
                                                           ==========              ==========

See notes to consolidated condensed financial statements.



(1) The information in this column was derived from the Company's audited consolidated balance sheet as of July 2, 1993.

                            SEAGATE TECHNOLOGY, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                                      Six Months Ended
                                                           ----------------------------------------
                                                           December 31,                 January 1,
                                                               1993                        1993
                                                           ------------                ------------
OPERATING ACTIVITIES:
Net Income                                                  $    78,810                 $   122,902
Adjustments to reconcile net income to
  net cash from operating activities:
  Depreciation and amortization                                  92,750                      88,592
  Deferred income taxes                                          12,500                      39,294
  Provision for loss on equipment, net                           (1,435)                      5,728
  Other                                                             960                       1,159
  Changes in operating assets and liabilities:
    Accounts receivable                                          12,677                      21,251
    Inventories                                                 110,108                     (54,210)
    Other current assets                                            (26)                    (11,599)
    Accounts payable                                              1,724                      15,585
    Accrued employee compensation                                 9,375                      (9,614)
    Accrued expenses                                              3,050                       5,879
    Accrued income taxes                                        (14,049)                    (11,809)
    Other liabilities                                                (9)                      1,900
                                                           ------------                ------------
  Net Cash Provided by Operating Activities                     306,435                     215,058

INVESTING ACTIVITIES:

Acquisition of property, equipment and leasehold
  improvements, net                                             (88,383)                    (52,870)
Purchases of short-term investments with
  maturities of more than three months                         (251,698)                   (154,741)
Proceeds from sales of short-term investments
  with maturities of more than three months                     183,120                      58,145
Increase in other non-current assets, net                       (11,361)                     (8,320)
Other, net                                                           16                        (714)
                                                            ------------               ------------
  Net Cash Used in Investing Activities                        (168,306)                   (158,500)

FINANCING ACTIVITIES:
Issuance of long-term debt                                      270,750                          --
Repayment of long-term debt                                      (1,409)                    (39,663)
Purchase of treasury stock                                           --                     (36,602)
Sale of common stock                                             24,039                      11,186
                                                            -----------                 -----------
    Net Cash Provided by (Used in) Financing Activities         293,380                     (65,079)
                                                            -----------                 -----------
Effect of exchange rate changes on cash and cash equivalents      1,502                        (382)
                                                            -----------                 -----------
Increase (Decrease) in cash and cash equivalents                433,011                      (8,903)
Cash and cash equivalents at the beginning of
  the period                                                    426,094                     432,296
                                                            -----------                 -----------
Cash and cash equivalents at the end of the period          $   859,105                 $   423,393
                                                           ============                ============

See notes to consolidated condensed financial statements.

                            SEAGATE TECHNOLOGY, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


1.       BASIS OF PRESENTATION

         The consolidated condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes the disclosures included in the unaudited consolidated condensed financial statements, when read in conjunction with the consolidated financial statements of the Company as of July 2, 1993 are adequate to make the information presented not misleading.

         The consolidated condensed financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to summarize fairly the consolidated financial position, results of operations and cash flows for such periods.

         The results of operations for the six months ended December 31, 1993 are not necessarily indicative of the results that may be expected for the entire year ending July 1, 1994.

         The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Accordingly, fiscal 1993 ended on July 2, 1993 and fiscal 1994 will end on July 1, 1994.

2.       NET INCOME PER SHARE

         Primary net income per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Fully diluted net income per share further assumes the conversion of the Company's 5% and 6-3/4% convertible subordinated debentures.

3.       BALANCE SHEET INFORMATION
         (In thousands)

                                              December 31,     July 2,
                                                  1993          1993
                                              ------------    ---------
         Accounts Receivable:

         Accounts receivable                   $ 398,352      $ 404,195
         Allowance for non-collection             53,348         46,514
                                               ---------      ---------
                                               $ 345,004      $ 357,681
                                               =========      =========

         Inventories:
         Components                                   $ 162,849     $ 174,199
         Work-in-process                                 53,391        53,982
         Finished goods                                  67,632       170,517
                                                      ---------     ---------
                                                      $ 283,872     $ 398,698
                                                      =========     =========
         Property, Equipment and
           Leasehold Improvements:
         Property, equipment and leasehold
           improvements                               $ 908,518     $ 847,278
         Allowance for depreciation and
           amortization                                 541,853       497,227
                                                      ---------     ---------
                                                      $ 366,665     $ 350,051
                                                      =========     =========

4.       INCOME TAXES

         The estimated tax rate used to compute the income tax provision for the six months ended December 31, 1993 and January 1, 1993 is based on the Company's estimate of its domestic and foreign operating income for the respective year. The income tax provision is less than the statutory rate primarily because operating income of certain foreign operations is not subject to foreign income taxes and a portion of such operating income is considered to be permanently invested in non-U.S. operations. Accordingly, taxes have not been provided on such income.

         Effective July 3, 1993, the Company adopted Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" (SFAS
         109). Under SFAS 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. Prior to the adoption of SFAS 109, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated.

         As permitted by SFAS 109, the Company has elected not to restate the financial statements of any prior years. The change had no effect on pretax income from continuing operations for the quarter ended October 1, 1993; however, the cumulative effect of the change increased net income by $3,000,000 or $.04 per share. The Company recorded the cumulative effect of the change as a reduction of income tax expense for the quarter ended October 1, 1993.

         In August of 1993, the President signed the Revenue Reconciliation Act of 1993 which, among other things, increased the U.S. statutory rate from 34% to 35% retroactive to January 1, 1993. Net income for the quarter ended October 1, 1993 was decreased by approximately $2,900,000 to reflect the cumulative impact of this rate change on net deferred tax liabilities and the retroactive application of the statutory rate to the Company's fiscal year ended July 2, 1993.

5.       SHAREHOLDERS' EQUITY

         Shares authorized and outstanding are as follows:

                                                                     Shares Outstanding
                                                                    -------------------

                                                           December 31,            July 2,
                                                               1993                 1993
                                                           ----------             ----------
         Preferred stock, par value $.01 per share,
           1,000,000 shares authorized                              --                    --

         Common stock, par value $.01 per share,
           200,000,000 shares authorized                    70,766,002             68,155,486


6.       SUPPLEMENTAL CASH FLOW INFORMATION
         (In thousands)

                                                                       Six Months Ended
                                                            ----------------------------------
                                                            December 31,            January 1,
                                                                1993                   1993
                                                            ----------             -----------
         Cash Transactions:
           Cash paid for interest                           $    9,795             $   11,085
           Cash paid for income taxes                           32,848                 27,899

         Non-Cash Transaction:
           Receipt of note receivable for sale of building       5,000                     --

7.       LONG-TERM DEBT

         In December 1993 the Company issued $270,750,000 principal amount of 5% Convertible Subordinated Debentures Due 2003 in an offering not registered or required to be registered under the Securities Act of 1933, as amended. The debentures are convertible into the Company's common stock at $26.25 per share. The purposes of the issuance were to further strengthen the Company's financial position and to provide the Company with additional financial flexibility to take advantage of business opportunities as they may arise.

8.       LITIGATION

         See Part II, Item 1 of this Form 10-Q for a description of legal proceedings.

                            SEAGATE TECHNOLOGY, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

Net sales for the quarter ended December 31, 1993 were $815,890,000 as compared with $776,651,000 reported for the comparable year-ago quarter, and $773,878,000 reported for the immediately preceding quarter. Net sales for the six months ended December 31, 1993 were $1,589,768,000 as compared with $1,519,293,000 reported for the comparable period a year ago. The increase in net sales from the comparable year-ago quarter, the immediately preceding quarter and the comparable six month period last year was primarily due to a higher level of unit shipments and a shift in mix to the Company's higher priced products partially offset by a decline in the average unit sales prices of the Company's products as a result of competitive market conditions. The rigid disc drive industry in which the Company operates is characterized by declining unit sales prices over the life of a product and the Company anticipates this characteristic will continue. However, price erosion has been more severe than usual over the last twelve months and is likely to continue at this level of severity over the near term, particularly in view of more aggressive marketing into the merchant market channels by large OEM computer manufacturers.

Gross margin as a percentage of net sales was 19.0% and 18.5% for the three and six months ended December 31, 1993, respectively, compared with 23.7% and 24.1% for the same periods last year and 18.1% for the immediately preceding quarter. The decrease in gross margin as a percentage of net sales from the comparable year-ago quarter was primarily due to a decline in the average unit sales prices of the Company's products as a result of competitive market conditions partially offset by a shift in mix to the Company's newer, higher capacity disc drives, an increase in units produced resulting in lower overhead costs per unit and a reduction in material costs. The decrease in gross margin as a percentage of net sales from the comparable six month period last year was primarily due to a decline in the average unit sales prices of the Company's products as a result of competitive market conditions and a decrease in units produced resulting in higher overhead costs per unit partially offset by a shift in mix to the Company's newer, higher capacity disc drives and a reduction in material costs. The increase in gross margin as a percentage of net sales from the immediately preceding quarter was primarily due to a shift in mix to the Company's newer, higher capacity disc drives, an increase in units produced resulting in lower overhead costs per unit and a reduction in material costs partially offset by a decline in the average unit sales prices of the Company's products as a result of competitive market conditions. The Company was advised that the Commission (the "EC Commission") of the European Communities ("EC") had re-established as of December 5, 1993, the levying of certain customs duties on products, including disc drives imported into the EC from Singapore. Prior to this determination, the levying of such duties had been suspended by the EC Commission. Effective January 1, 1994 those products for which the duties had been imposed were again admitted into the European Communities exempt from duties providing they qualified for exemption under the General System of Preferences. These products are subject to ongoing review and such duties could be reimposed at any time. The imposition of such customs duties could negatively impact revenues or increase costs and adversely impact gross margins depending upon the extent to which such duties are absorbed by the Company.

Product development expenses for the three and six months ended December 31, 1993 were $41,855,000 and $82,826,000 respectively, an increase of $3,657,000 and $8,429,000 respectively, when compared with the comparable periods last year. These expenses represented 5.1% and 5.2% of net sales for the three and six months ended December 31, 1993, respectively, compared with 4.9% for the comparable year-ago periods. The increase in expenses from both comparable year-ago periods was primarily due to increased product development efforts related to the Company's new products being introduced in the current fiscal year and increases in salaries and related costs partially offset by a decrease in material costs.

Marketing and administrative expenses for the three and six months ended December 31, 1993 were $49,507,000 and $96,739,000 respectively, a decrease of $6,363,000 and $18,057,000 respectively, when compared with the comparable year-ago periods. These expenses represented 6.1% of net sales for the three and six months ended December 31, 1993 compared with 7.2% and 7.6% respectively for the comparable year-ago periods. The decrease in expenses from both the comparable three and six month periods last year was primarily due to a decrease in the provision for bad debts. Occupancy expenses, supplies, advertising expenses and legal expenses also decreased. These decreases were partially offset by increased salaries and related costs and equipment expenses.

Net other income (expense) reflected a decrease in net other expense of $3,997,000 for the six months ended December 31, 1993, when compared with the same period last year. The decrease in net other expense from the comparable six month period last year was primarily due to increased interest income as a result of higher levels of average invested cash during the period and lower interest expense as a result of lower average debt outstanding.

The estimated tax rate used to compute the income tax provision for the six months ended December 31, 1993 and January 1, 1993 is based on the Company's estimate of its domestic and foreign operating income for each of the two years. The income tax provision is less than the statutory rate primarily because operating income of certain foreign operations is not subject to foreign income taxes and a portion of such operating income is considered to be permanently invested in non-U.S. operations. Accordingly, taxes have not been provided on such income.

Effective July 3, 1993, the Company adopted Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" (SFAS 109). Under SFAS 109, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured by applying enacted tax rates and laws to taxable years in which such differences are expected to reverse. Prior to the adoption of SFAS 109, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated.

LIQUIDITY AND CAPITAL RESOURCES:

At December 31, 1993, the Company's cash, cash equivalents and short-term investments totaled $1,130,300,000, an increase of $501,089,000 from the July 2, 1993 balance. These funds are being maintained in short-term liquid investments until required for other purposes.

In December 1993, the Company completed an offering of $270,750,000 principal amount of 5% Convertible Subordinated Debentures Due 2003. The proceeds of the offering are expected to be used to further strengthen the Company's financial position and to provide the Company with additional financial flexibility to take advantage of business opportunities as they may arise.

As of December 31, 1993 the Company had a domestic credit facility consisting of a $50 million line of credit. There were no borrowings under this line of credit at December 31, 1993 although approximately $11 million had been utilized for letters of credit. Additionally the Company had approximately $28 million of non-domestic lines of credit which can be used for borrowings as well as letters of credit, bankers' guarantees, and overdraft facilities. Although there were no borrowings under these lines at December 31, 1993, approximately $2 million had been utilized for bankers' guarantees. The Company also had approximately $30 million of lines of credit worldwide which can be used for letters of credit and bankers' guarantees, but not borrowings. Of the $30 million, approximately $10 million had been utilized at December 31, 1993.

The Company expects investments in property and equipment in the current fiscal year to approximate $235 million, of which approximately $92 million has been incurred as of December 31, 1993. The Company plans to finance these investments from cash flows from operations and existing cash balances. The $92 million comprised $44 million for manufacturing facilities and equipment in the thin-film head operations in Minnesota, Malaysia and Northern Ireland, $35 million for manufacturing facilities and equipment related to the Company's sub-assembly and disc drive final assembly and test facilities in the U.S. and Far East, $9 million for expansion of the Company's thin-film media operations in Fremont, San Jose and Anaheim, California and $4 million for other purposes.

                                    PART II
                               OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

SECURITIES LITIGATION

In 1988 a series of lawsuits was filed in Federal Court for the Northern District of California against the Company, alleging violations of the federal securities laws on behalf of a class of purchasers of the Company's securities. These lawsuits have been the subject of much pretrial proceedings, which have had the net effect of narrowing the claims made against the Company. Discovery is continuing and a trial date is expected to be set in 1994.

In 1991 another series of lawsuits was filed in Federal Court for the Northern District of California against the Company, alleging violations of the federal securities laws and trial is set for October 11, 1994.

The Company believes both series of securities lawsuits are without merit and intends to vigorously contest each action.

ENVIRONMENTAL MATTERS

The United States Environmental Protection Agency (EPA) and/or similar state agencies have identified the Company as a potentially responsible party with respect to environmental conditions at several different sites to which hazardous wastes had been shipped or from which they were released. Other parties have also been identified at certain of these sites as potentially responsible parties. Many of these parties either have shared or likely will share in the costs associated with the sites. Investigative and/or remedial activities are ongoing at all such sites.

At July 2, 1993 the total remaining cost of investigation and remediation at all the sites was approximately $16,300,000. At July 2, 1993 the Company had recovered $800,000 from Control Data Corporation (CDC), through its indemnification and cost sharing agreements with CDC and, in addition, expects to recover approximately $11,300,000 over the next 30 years. CDC is the former owner of the sites now owned by the Company from which hazardous wastes were shipped or at which contamination has been identified. In addition, the Company has a $10 million note payable to CDC with right of offset for environmental liabilities. After deducting the expected recoveries from CDC, the expected aggregate undiscounted liability was approximately $5,000,000 with expected payments of $557,000 in 1997, $383,000 in 1998 and the remainder thereafter.

Approximately $15,000,000 of the $16,300,000 total estimated remaining costs is attributable to one site in Omaha, Nebraska acquired by Seagate from CDC. In 1993 the Company entered into an agreement to sell the Omaha property. Under the agreement the Company retains responsibility for and has indemnified the buyer with respect to all environmental contamination existing on the site at the time of sale. IT Corporation, a nationally known environmental consulting firm, has provided consulting services to CDC and the Company for the Omaha site for several years and assisted the Company in estimating the liability related to the cost of remediation. This liability is based on a plan of investigation and remediation developed by IT Corporation pursuant to a Consent Order entered into by the Company and the EPA in 1990. According to the plan the likely technology for remediation of groundwater at the facility will be pumping and treatment, while remediation of soils will most likely be accomplished by soil vapor extraction, followed by in-situ bioremediation. A substantial portion of the Omaha liability was discounted by applying a risk free rate, determined to be 4.53%, to the expected payments to be made by the Company over the next 30 years. None of the liabilities for any of the other sites has been discounted. The total liability for all sites recorded by the Company after discounting was $3,000,000 at July 2, 1993.

Considering the indemnification and cost-sharing agreements entered into with CDC and the reserves that the Company has established with respect to its future environmental costs the Company believes, based on present information available to it, that its future environmental costs will not have a material adverse effect on its financial condition or results of operations.

PATENT LITIGATION

In November 1992, Rodime, PLC ("Rodime") filed a complaint in Federal Court for the Central District of California, alleging infringement of U.S. Patent No. B1 4,638,383 and various state law unfair competition claims. In February 1993, Rodime filed an amended complaint alleging infringement of a second patent, U.S. Patent No. 4,890,174. The Company has initiated a counter-claim against Rodime in the same action for infringement of a Seagate patent, U.S. Patent No. 4,620,251. On June 11, 1993, Judge Gadbois of the Central District of California signed and issued an Order in which the companies stipulated to a dismissal with prejudice of any claims and counterclaims based on U.S. Patent Nos. 4,890,174 and 4,620,251. The Court has continued the pre-trial conference date to March 28, 1994, at which time the Court will schedule a date for the commencement of trial.

It is the opinion of the Company's patent counsel that the Company's products do not infringe any valid claims of the Rodime patent in suit and thus the Company has refused Rodime's offer of a license for its patents. However, many other companies, such as IBM, Conner Peripherals, Hewlett-Packard and a number of Japanese companies have been reported to have made payments to and taken licenses from Rodime.

TAX DEFICIENCY

The Internal Revenue Service ("IRS") concluded a field audit of the Company's income tax returns for the fiscal years 1983 through 1987. The Company received "Notices of Deficiency" (the "Notices") for fiscal years 1981 through 1987. Proposed adjustments to income and tax credits in the Notices resulted in proposed tax deficiencies of approximately $112,280,000 plus interest. The major proposed adjustment to income in all fiscal years audited related to the allocation of income between the Company and its manufacturing subsidiary in Singapore. The Company filed a Petition with the United States Tax Court contesting the proposed tax deficiencies. Trial commenced before the United States Tax Court in Washington, D.C. on November 4, 1991 and ended on November 22, 1991. All briefs have been filed and the parties are awaiting the Court's decision. The Company believes that it has meritorious legal defenses to the IRS adjustment and that the outcome of the trial will not have a material adverse effect on the Company's financial condition or results of operations.

The Company's federal income tax returns for the fiscal years ending June 30, 1988 through 1990 are presently under examination by the IRS. Certain state tax returns for years ending June 30, 1984 through June 30, 1992 are also under examination by state taxing authorities. The Company believes that adequate amounts of tax have been provided for any final assessments which may result from these examinations.

OTHER LITIGATION

Amstrad PLC ("Amstrad") initiated a lawsuit in London, England on December 11, 1992 against the Company concerning the Company's sale to Amstrad of allegedly defective disc drives. The Company has replied to the allegations made against it by Amstrad by denying all material points of Amstrad's claim and asserting many affirmative defenses. Discovery is ongoing, however no trial date has been set. The Company believes this lawsuit is without merit and will continue to defend itself vigorously.

In October 1991 International Business Machines Corporation ("IBM") initiated a lawsuit in the Federal District Court for Minnesota against the Company and one of its employees for allegedly threatening the misappropriation of IBM trade secrets, including trade secrets related to IBM's magneto-resistive ("MR") head technology. IBM has since amended its complaint adding another Company employee as a defendant and alleging that the defendants have now misappropriated such IBM trade secrets. Discovery is proceeding and the Court has now extended the time for the case to be made "trial ready" from January 1994 to July 1994. The Company believes that IBM's claims are without merit and has filed a counter- claim against IBM. In addition, the Company is continuing development of MR heads.

The Company is involved in a number of other judicial and administrative proceedings incidental to its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the Company's financial position or results of operations.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 1993 Annual Meeting of Shareholders was held on October 28, 1993. The following is a brief description of each matter voted upon at the meeting and a statement of the number of votes cast for, against or withheld and the number of abstentions and broker nonvotes with respect to each matter.

(a)     The shareholders elected the following directors:


                                              FOR                        WITHHELD
                                              ---                        --------
Alan F. Shugart                            57,229,564                     218,441
Gary B. Filler                             57,223,340                     224,665
Kenneth E. Haughton                        57,227,174                     220,831
Robert A. Kleist                           57,229,284                     218,721
Lawrence E. Perlman                        57,199,875                     248,130
Thomas P. Stafford                         57,215,334                     232,671
Laurel L. Wilkening                        57,202,658                     245,347

(b) The shareholders approved an amendment to the 1991 Incentive Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 6,000,000 shares.

   For                     Against                 Abstain          Broker Nonvote
   ---                     -------                 -------          --------------
35,306,890                12,589,479               553,109            8,998,527

(c) The shareholders approved an amendment to the 1991 Incentive Stock Option Plan to provide for certain specific limitations on the grant of stock options to executive officers of the Company.

   For                     Against                 Abstain          Broker Nonvote
   ---                     -------                 -------          --------------
45,076,457                2,294,969                550,968            9,525,611

(d) The shareholders ratified the appointment of Ernst & Young as independent auditors of the Company for the fiscal year ending July 1, 1994.

   For                     Against                 Abstain          Broker Nonvote
   ---                     -------                 -------          --------------
57,089,102                 157,325                 201,578                --

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

The following exhibit is included herein:

11.1 Computation of Net Income per Share.

(b)  Reports on Form 8-K

On December 3, 1993, the Company filed a report on Form 8-K with the Securities and Exchange Commission to report that it had given public notice, on November 29, 1993, of its intention, subject to market and other conditions, to raise up to $287,500,000 through an offering of convertible subordinated debentures not registered or required to be registered under the Securities Act of 1933, as amended.

On December 10, 1993, the Company filed a report on Form 8-K with the Securities and Exchange Commission to report that it had been advised that the Commission (the "EC Commission") of the European Communities ("EC") had re-established as of December 5, 1993 the levying of certain customs duties on products including disc drives imported into the EC from Singapore. Prior to this determination, the levying of such duties had been suspended by the EC Commission.

On December 17, 1993, the Company filed a report on Form 8-K with the Securities and Exchange Commission to report that it had given public notice that it had completed an offering (the "Offering") of $250,000,000 principal amount of 5% Convertible Subordinated Debentures Due 2003 not registered or required to be registered under the Securities Act of 1933, as amended, and to report the risk factors included in the offering circular used in connection with the Offering concerning an investment in the securities of the Company.

On December 17, 1993, the Company filed a report on Form 8-K/A to amend the report on Form 8-K filed on the same day. This amendment was filed to add a portion of Exhibit 4.1 that was inadvertently omitted in the original filing.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            SEAGATE TECHNOLOGY, INC.
                            ------------------------
                                  (Registrant)





DATE:  January 20, 1994                  BY:  /s/  Donald L. Waite
                                              -------------------------------
                                              DONALD L. WAITE
                                              Sr. Vice President, Finance and
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)



DATE:  January 20, 1994                  BY:  /s/  Alan F. Shugart
                                              -------------------------------
                                              ALAN F. SHUGART
                                              Chairman of the Board,
                                              President and Chief Executive
                                              Officer, (Principal Executive
                                              Officer and Director)