Form 10-Q
period 1994-04-01
SEAGATE TECHNOLOGY INC
filed 1994-04-25
CIK 354952

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     of
                     THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended April 1, 1994
                       Commission File Number 0-10630

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


                             Yes   X         No
                                 ----           ----

On April 1, 1994, 71,644,102 shares of the registrant's common stock were issued and outstanding.

                                        INDEX


                              SEAGATE TECHNOLOGY, INC.





PART I.     FINANCIAL INFORMATION                                    PAGE NO.
- -----------------------------------------------------------------------------
Item 1.   Financial Statements (Unaudited)

          Consolidated condensed statements of income--Three and
            nine months ended April 1, 1994 and April 2, 1993              3

          Consolidated condensed balance sheets--April 1, 1994
            and July 2, 1993                                               4

          Consolidated condensed statements of cash flows--Nine months
            ended April 1, 1994 and April 2, 1993                          5

          Notes to consolidated condensed financial statements             6


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        9



PART II   OTHER INFORMATION
- ----------------------------------

Item 1.   Legal Proceedings                                               11

Item 6.   Exhibits and Reports on Form 8-K                                14


          SIGNATURES                                                      15

                          SEAGATE TECHNOLOGY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (In Thousands Except Per Share Data)
                                 (Unaudited)

                              Three Months Ended        Nine Months Ended

                            April 1,      April 2,     April 1,     April 2,
                             1994          1993         1994         1993
                             ----          ----         ----         ----

Net sales               $  909,270    $  754,134    $2,499,038   $2,273,427

Cost of sales              715,918       590,114     2,011,097    1,742,989
Product development         43,766        39,395       126,592      113,792
Marketing and
   administrative           52,305        53,640       149,044      168,436
Amortization of goodwill
  and other intangibles      3,184         3,184         9,547        9,640
Restructuring costs             --        15,000            --       15,000
                         _________     _________     _________    _________
  Total Operating
    Expense                815,173       701,333     2,296,280    2,049,857

  Income from Operations    94,097        52,801       202,758      223,570

Interest income             10,312         6,360        23,830       17,282
Interest expense            (8,313)       (5,919)      (18,491)     (18,027)
Other                         (316)          950           269        2,064
                         _________     _________     _________    _________
  Other Income               1,683         1,391         5,608        1,319
                         _________     _________     _________    _________
Income before income
  taxes                     95,780        54,192       208,366      224,889
Provision for income
  taxes                     28,734        15,174        62,510       62,969
                         _________     _________     _________    _________
  Net Income            $   67,046    $   39,018    $  145,856   $  161,920
                         =========     =========     =========    =========
Net income per share:

Primary                 $     0.91    $     0.56    $     2.01   $     2.32
Fully diluted                 0.80          0.55          1.88         2.24

Number of shares used
  in per share
  computations:

Primary                     73,796        70,116        72,637       69,740
Fully diluted               90,389        76,394        83,190       76,169

See notes to consolidated condensed financial statements.

                          SEAGATE TECHNOLOGY, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                               (In Thousands)
                                 (Unaudited)
                                                      April 1,     July 2,
                                                        1994       1993(1)
ASSETS                                                _______      _______

Cash and cash equivalents                           $  901,976   $  426,094
Short-term investments                                 351,241      203,117
Accounts receivable                                    392,154      357,681
Inventories                                            293,982      398,698
Deferred income taxes                                   88,274       15,131
Other current assets                                    70,084       70,558
                                                     _________    _________
  Total Current Assets                               2,097,711    1,471,279
                                                     _________    _________
Property, equipment and leasehold
  improvements, net                                    381,577      350,051
Goodwill and other intangibles, net                    130,165      139,260
Other assets                                            82,470       70,603
                                                     _________    _________
  Total Assets                                      $2,691,923   $2,031,193
                                                     =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                    $  325,995   $  250,333
Accrued employee compensation                           82,789       64,310
Accrued expenses                                       179,839      193,050
Accrued income taxes                                    42,543       34,800
Current portion of long-term debt                          167        1,500
                                                     _________    _________
  Total Current Liabilities                            631,333      543,993
                                                     _________    _________
Deferred income taxes                                  206,605      123,581
Other liabilities                                       71,685       37,102
Long-term debt, less current portion                   549,492      281,276
                                                     _________    _________
  Total Liabilities                                  1,459,115      985,952
                                                     _________    _________
Common stock                                               716          681
Additional paid-in capital                             356,771      315,569
Foreign currency translation adjustment                   (447)        (461)
Retained earnings                                      875,768      729,912
Deferred compensation                                       --         (460)
                                                     _________    _________
  Total Shareholders' Equity                         1,232,808    1,045,241
                                                     _________    _________
  Total Liabilities and Shareholders' Equity        $2,691,923   $2,031,193
                                                     =========    =========

See notes to consolidated condensed financial statements.

(1) The information in this column was derived from the Company's audited consolidated balance sheet as of July 2, 1993.

                            SEAGATE TECHNOLOGY, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                        Nine Months Ended

                                                      April 1,     April 2,
                                                        1994         1993
                                                      ________     ________
OPERATING ACTIVITIES:
Net income                                          $  145,856   $  161,920
Adjustments to reconcile net income to
  net cash from operating activities:
  Depreciation and amortization                        131,674      129,654
  Deferred income taxes                                 25,516       47,284
  Provision for loss on equipment, net                  (1,443)       5,436
  Other                                                  2,486        1,768
  Changes in operating assets and liabilities:
    Accounts receivable                                (34,473)      47,259
    Inventories                                         94,683      (76,405)
    Other current assets                                (4,526)     (13,532)
    Accounts payable                                    77,246       26,260
    Accrued employee compensation                       18,641       (2,883)
    Accrued expenses                                    21,402       22,450
    Accrued income taxes                                  (536)      (7,142)
    Other liabilities                                      (30)       2,323
                                                     _________    _________
  Net Cash Provided by Operating Activities            476,496      344,392

INVESTING ACTIVITIES:
Acquisition of property, equipment and leasehold
  improvements, net                                   (137,296)    (108,876)
Purchases of short-term investments                   (454,103)    (226,273)
Proceeds from sales of short-term investments          303,953      133,052
Increase in other non-current assets, net              (13,442)     (45,139)
Other, net                                                  12         (750)
                                                     _________    _________
  Net Cash Used in Investing Activities               (300,876)    (247,986)

FINANCING ACTIVITIES:
Issuance of long-term debt                             270,750           --
Repayment of long-term debt                             (3,887)     (39,929)
Purchase of treasury stock                                  --      (36,602)
Sale of common stock                                    33,881       18,117
                                                     _________    _________
  Net Cash Provided by (Used in) Financing
    Activities                                         300,744      (58,414)
                                                     _________    _________
Effect of exchange rate changes on cash
  and cash equivalents                                    (482)         532
                                                     _________    _________
Increase in cash and cash equivalents                  475,882       38,524
Cash and cash equivalents at the beginning
  of the period                                        426,094      432,296
                                                     _________    _________
Cash and cash equivalents at the end of the period  $  901,976   $  470,820
                                                     =========    =========

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

     The results of operations for the nine months ended April 1, 1994 are not necessarily indicative of the results that may be expected for the entire year ending July 1, 1994.

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

3.   Balance Sheet Information
     (In thousands)
                                                    April 1,      July 2,
                                                      1994          1993
                                                   ___________  ___________

     Accounts Receivable:

     Accounts receivable                            $  435,491   $  404,195
     Allowance for non-collection                       43,337       46,514
                                                     _________    _________
                                                    $  392,154   $  357,681
                                                     =========    =========
     Inventories:

     Components                                     $  182,607   $  174,199
     Work-in-process                                    52,309       53,982
     Finished goods                                     59,066      170,517
                                                     _________    _________
                                                    $  293,982   $  398,698
                                                     =========    =========


                                                     April 1,       July 2,
                                                       1994          1993
                                                    ___________   ___________

     Property, Equipment and
       Leasehold Improvements:

     Property, equipment and leasehold
       improvements                                 $  918,914   $  847,278
     Allowance for depreciation and
       amortization                                    537,337      497,227
                                                     _________    _________
                                                    $  381,577   $  350,051
                                                     =========    =========

4.     Income Taxes

     The estimated tax rate used to compute the income tax provision for the nine months ended April 1, 1994 and April 2, 1993 is based on the Company's estimate of its domestic and foreign operating income for the respective year. The income tax provision is less than the statutory rate primarily because operating income of certain foreign operations is not subject to foreign income taxes and a portion of such operating income is considered to be permanently invested in non-U.S. operations. Accordingly, taxes have not been provided on such income.

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

5.     Shareholders' Equity

     Shares authorized and outstanding are as follows:

                                                      Shares Outstanding

                                                     April 1,      July 2,
                                                       1994          1993
                                                    ___________   ___________

     Preferred stock, par value $.01
       per share, 1,000,000 shares
       authorized                                           --          --

     Common stock, par value $.01
       per share, 200,000,000 shares
       authorized                                   71,644,102   68,155,486


6.   Supplemental Cash Flow Information
     (In thousands)


                                                       Nine Months Ended

                                                      April 1,    April 2,
                                                        1994        1993
                                                    ___________  ___________


     Cash Transactions:
       Cash paid for interest                       $   10,179   $   11,434
       Cash paid for income taxes                       35,403       29,316

     Non-Cash Transaction:
       Receipt of note receivable for sale
       of building                                       5,000           --

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

                              SEAGATE TECHNOLOGY, INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS


Results of Operations:

Net sales for the quarter ended April 1, 1994 were $909,270,000 as compared with $754,134,000 reported for the comparable year-ago quarter, and $815,890,000 reported for the immediately preceding quarter. Net sales for the nine months ended April 1, 1994 were $2,499,038,000 as compared with $2,273,427,000 reported for the comparable period a year ago. The increase in net sales from the comparable year-ago quarter, the immediately preceding quarter and the comparable nine month period last year was primarily due to a higher level of unit shipments and a shift in mix to the Company's higher priced products partially offset by a decline in the average unit sales prices of the Company's products as a result of competitive market conditions. Although price erosion for the Company's lower capacity products slowed considerably during the quarter, price erosion for the Company's higher capacity products became more severe during the quarter, particularly due to more aggressive marketing into the merchant market channels by large OEM computer manufacturers. The rigid disc drive industry in which the Company operates is characterized by declining unit sales prices over the life of a product and the Company anticipates this characteristic will continue.

Gross margin as a percentage of net sales was 21.3% and 19.5% for the three and nine months ended April 1, 1994, respectively, compared with 21.7% and 23.3% for the same periods last year and 19.0% for the immediately preceding quarter. The decrease in gross margin as a percentage of net sales from both comparable year-ago periods was primarily due to a decline in average unit sales prices of the Company's products as a result of competitive market conditions partially offset by a shift in mix to the Company's newer, higher capacity disc drives, a reduction in material costs and, with respect to the comparable year-ago quarter, an increase in units produced resulting in lower overhead costs per unit. The increase in gross margin as a percentage of net sales from the immediately preceding quarter was primarily due to a shift in mix to the Company's newer, higher capacity disc drives, an increase in units produced resulting in lower overhead costs per unit and a reduction in material costs partially offset by a decline in average unit sales prices of the Company's products as a result of competitive market conditions.

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

Product development expenses for the three and nine months ended April 1, 1994 were $43,766,000 and $126,592,000 respectively, an increase of $4,371,000 and $12,800,000 respectively, when compared with the comparable periods last year. These expenses represented 4.8% and 5.1% of net sales for the three and nine months ended April 1, 1994, respectively, compared with 5.2% and 5.0% respectively, for the comparable year-ago periods. The increase in expenses from both comparable year-ago periods was primarily due to increased product development efforts related to the Company's new products being introduced in the current fiscal year and increases in salaries and related costs partially offset by a decrease in material costs.

Marketing and administrative expenses for the three and nine months ended April 1, 1994 were $52,305,000 and $149,044,000 respectively, a decrease of $1,335,000 and $19,392,000 respectively, when compared with the comparable year-ago periods. These expenses represented 5.8% and 6.0% of net sales for the three and nine months ended April 1, 1994 compared with 7.1% and 7.4% respectively, for the comparable year-ago periods. The decrease in expenses from the comparable nine month period last year was primarily due to a decrease in the provision for bad debts. The decrease in expenses from the comparable year-ago quarter was primarily due to a decrease in the provision for bad debts partially offset by net increases in other expense categories including increased salaries and related costs.

Net other income increased by $292,000 and $4,289,000 for the three and nine months ended April 1, 1994, respectively, when compared with the same periods last year. The increase in net other income from both year-ago periods was primarily due to increased interest income as a result of higher levels of average invested cash partially offset by higher interest expense as a result of higher average debt outstanding.

The estimated tax rate used to compute the income tax provision for the nine months ended April 1, 1994 and April 2, 1993 is based on the Company's estimate of its domestic and foreign operating income for each of the two years. The income tax provision is less than the statutory rate primarily because operating income of certain foreign operations is not subject to foreign income taxes and a portion of such operating income is considered to be permanently invested in non-U.S. operations. Accordingly, taxes have not been provided on such income.

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

Liquidity and Capital Resources:

At April 1, 1994, the Company's cash, cash equivalents and short-term investments totaled $1,253,217,000, an increase of $624,006,000 from the July 2, 1993 balance. These funds are being maintained in short-term liquid investments until required for other purposes.

In December 1993, the Company completed an offering of $270,750,000 principal amount of 5% Convertible Subordinated Debentures Due 2003. The proceeds of the offering are expected to be used to further strengthen the Company's financial position and to provide the Company with additional financial flexibility to take advantage of business opportunities as they may arise. Such opportunities may include the acquisition or development of, or investment in, complementary businesses, products and technologies.

As of April 1, 1994 the Company had a domestic credit facility consisting of a $50 million line of credit. There were no borrowings under this line of credit at April 1, 1994 although approximately $13 million had been utilized for letters of credit. Additionally the Company had approximately $28 million of non-domestic lines of credit which can be used for borrowings as well as letters of credit, bankers' guarantees, and overdraft facilities. Although there were no borrowings under these lines at April 1, 1994, approximately $2 million had been utilized for bankers' guarantees and letters of credit. The Company also had approximately $29 million of lines of credit worldwide which can be used for letters of credit and bankers' guarantees, but not borrowings. Of the $29 million, approximately $9 million had been utilized at April 1, 1994.

The Company expects investments in property and equipment in the current fiscal year to approximate $235 million, of which approximately $138 million had been incurred through April 1, 1994. The Company plans to finance these investments from cash flows from operations and existing cash balances. The $138 million comprised $58 million for manufacturing facilities and equipment in the thin-film head operations in Minnesota, Malaysia and Northern Ireland, $59 million for manufacturing facilities and equipment related to the Company's sub-assembly and disc drive final assembly and test facilities in the U.S. and Far East, $14 million for expansion of the Company's thin-film media operations in Fremont, San Jose and Anaheim, California and $7 million for other purposes.

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

In 1991 another series of lawsuits was filed in Federal Court for the Northern District of California against the Company, alleging violations of the federal securities laws on behalf of a class of purchasers of the
Company's securities.    Discovery is ongoing and trial is set for October
11, 1994.

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

Patent Litigation

In November 1992, Rodime, PLC ("Rodime") filed a complaint in Federal Court for the Central District of California, alleging infringement of U.S. Patent No. B1 4,638,383 and various state law unfair competition claims. In February 1993, Rodime filed an amended complaint alleging infringement of a second patent, U.S. Patent No. 4,890,174. The Company has initiated a counter-claim against Rodime in the same action for infringement of a Seagate patent, U.S. Patent No. 4,620,251. On June 11, 1993, Judge Gadbois of the Central District of California signed and issued an Order in which the companies stipulated to a dismissal with prejudice of any claims and counterclaims based on U.S. Patent Nos. 4,890,174 and 4,620,251. The Court has continued the pre-trial conference date to April 25, 1994, at which time the Court is expected to schedule a date for the commencement of trial.

Seagate has filed a number of motions for summary judgment in this action, some of which, if granted, would be completely dispositive of this action. A similar partially dispositive motion for summary judgment was recently granted in the related action of Quantum Corporation vs. Rodime, PLC, currently pending in the District of Minnesota.

There may be some indication at the April, 25, 1994 pre-trial conference as to when a decision on Seagate's motions for summary judgment may be expected.

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

Tax Deficiency

The Internal Revenue Service ("IRS") in 1990 concluded a field audit of the Company's income tax returns for the fiscal years 1983 through 1987 and issued to the Company "Notices of Deficiency" (the "Notices") for the fiscal years 1981 through 1987 proposing tax deficiencies of approximately $112,280,000 plus interest. The major proposed adjustment to income in those fiscal years related to the allocation of income between the Company and its manufacturing subsidiary in Singapore. On February 8th, 1994, the United States Tax Court issued an opinion concerning the allocation of income between the Company and its Singapore subsidiary for the fiscal years 1983 through 1987. A number of other adjustments were settled by the parties prior to the issuance of the Tax Court's opinion. Although the parties are currently in the process of completing the final computation of the income adjustments sustained by the Tax Court, the Company expects that the consequences of the Tax Court decision and the prior settlement will be the elimination of nearly all of the tax deficiencies proposed by the IRS in its Notices and the elimination of the Company's net operating loss carryovers from these fiscal years to the fiscal year 1988 and subsequent fiscal years. The net operating loss carryovers thus eliminated totaled approximately $50,000,000. The Tax Court will enter a decision implementing its opinion once the final computation is made. Such decision will be subject to appeal by either the Company or the IRS. The Company believes that the final adjustments resulting from this audit will not have a material adverse effect on the Company's financial condition or results of operations.

The IRS in 1994 concluded a field audit of the Company's income tax returns for the fiscal years 1988 through 1990 and issued to the Company a "Notice of Deficiency" ("the 1994 Notice") for those fiscal years. The majority of the proposed adjustments to income in those fiscal years related to the allocation of income between the Company and its foreign subsidiaries. The proposed adjustments to income and tax credits in the 1994 Notice resulted in proposed tax deficiencies of approximately $66,000,000, plus penalties and interest. The proposed income adjustments would also eliminate tax net operating loss and tax credit carryovers that have been used to offset taxable income and tax liabilities in subsequent fiscal years. The combined impact on net operating loss and tax credit carryovers from the resolution of the audit for the fiscal years 1983 through 1987 and the adjustments proposed in the 1994 Notice would be to eliminate tax net operating loss carryovers of approximately $81,000,000 and tax credit carryforwards of approximately $14,000,000, which would result in additional taxes of approximately $41,000,000 plus interest for the three years ended July 2, 1993. The Company has not yet determined the forum in which it will contest these proposed deficiencies. The Company believes, however, that the outcome of this matter will not have a material adverse effect on the Company's financial condition or results of operations.

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

In October 1991 International Business Machines Corporation ("IBM") initiated a lawsuit in the Federal District Court for Minnesota against the Company and one of its employees for allegedly threatening the misappropriation of IBM trade secrets, including trade secrets related to IBM's magnetoresistive ("MR") head technology. IBM has since amended its complaint adding another Company employee as a defendant and alleging that the defendants have now misappropriated such IBM trade secrets. Discovery is proceeding and the Court has now extended the time for the case to be made "trial ready" from January 1994 to July 1994. The Company believes that IBM's claims are without merit and has filed a counter-claim against IBM. In addition, the Company is continuing development of MR heads.

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

Item 6.     Exhibits and Reports on Form 8-K


(a)  Exhibits

The following exhibit is included herein:

11.1 Computation of Net Income per Share.

(b)  Reports on Form 8-K

No reports on Form 8-K have been filed with the Securities and Exchange Commission during the three months ended April 1, 1994.

                                   SIGNATURES







Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            SEAGATE TECHNOLOGY, INC.
                                  (Registrant)




DATE:  April 22, 1994            BY:    /s/  Donald L. Waite
                                        _______________________
                                        DONALD L. WAITE
                                        Sr. Vice President, Finance and
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)



DATE:  April 22, 1994            BY:    /s/  Alan F. Shugart
                                        _______________________
                                        ALAN F. SHUGART
                                        Chairman of the Board,
                                        President and Chief Executive
                                        Officer, (Principal Executive
                                        Officer and Director)