Form 10-K
period 1994-07-01
SEAGATE TECHNOLOGY INC
filed 1994-08-04
CIK 354952

- - - - - - - - - --------------------------------------------------------------------------------
- - - - - - - - - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                            ------------------------
(MARK ONE)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JULY 1, 1994

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
       THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM                TO
                          COMMISSION FILE NO. 0-10630

                            SEAGATE TECHNOLOGY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                     DELAWARE                                          94-2612933
          (STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
          INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NUMBER)
                  920 DISC DRIVE                                          95066
             SCOTTS VALLEY, CALIFORNIA                                 (ZIP CODE)
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 438-6550
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:

                                                                  NAME OF EACH EXCHANGE
                TITLE OF EACH CLASS                                ON WHICH REGISTERED
- - - - - - - - - ------------------------------------------------------------------------------------------------------
                       None                                               None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.01 PER SHARE
              6 3/4% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2012
                        PREFERRED SHARES PURCHASE RIGHTS
                                (TITLE OF CLASS)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Regis-trant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
YES  X NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of Common Stock on July 5, 1994 as reported by NASDAQ, was approximately $1.238 billion. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of outstanding shares of the registrant's Common Stock on July 1, 1994 was 72,832,351.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the following documents are incorporated by reference to Parts I, II, III, IV of this form 10-K Report: (1) Proxy Statement for registrant's 1994 Annual Meeting of Shareholders (the "Proxy Statement") and (2) registrant's Annual Report to Shareholders for the fiscal year ended July 1, 1994 (the "Annual Report to Shareholders").

- - - - - - - - - --------------------------------------------------------------------------------
- - - - - - - - - --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Seagate Technology, Inc. (herein "Seagate Technology", "Seagate" or the "Company") designs, manufactures and markets a broad line of rigid magnetic disc drives for use in computer systems ranging from notebook computers and desktop personal computers to workstations and supercomputers as well as in multimedia applications such as digital video and video-on-demand. The Company's products include over 100 rigid disc drive models with form factors from 2.5 to 5.25 inches and capacities from 130 megabytes to 9 gigabytes. The Company sells its products to original equipment manufacturers ("OEMs") for inclusion in their computer systems or subsystems, and to distributors, resellers and dealers. The Company has pursued a strategy of vertical integration and accordingly designs and manufactures rigid disc drive components including recording heads, discs, substrates, motors and custom integrated circuits. It also assembles certain of the key subassemblies for use in its products including printed circuit board and head stack assemblies. The Company's products are currently manufactured primarily in the Far East with limited production in the United States.

     In addition to pursuing its core rigid disc drive business, the Company is broadening its business strategy as a data technology company to more fully address the markets for storage, retrieval and management of data. In this regard, the Company has implemented a strategy to sell selected magnetic recording components including thin-film heads, head stack assemblies and motors to other manufacturers. The Company is also investigating various opportunities to invest in software activities in which software might be sold together with the Company's products or marketed separately to third parties. Finally, the Company's broadened strategy may include expanding its traditional rigid disc drive business to include other forms of data storage and retrieval, such as flash memory, where the Company has made a significant investment in SunDisk Corporation ("SunDisk"), a flash memory company. The Company anticipates that this broadened strategy may include acquisitions of, investments in and strategic alliances regarding complementary businesses, products and technologies. Neither the components business, the software business nor the investment in SunDisk was material to the Company's results of operations for fiscal 1994.

SOFTWARE EXPANSION

     The Company is seeking to leverage its name recognition, existing presence in international markets, distribution channels and OEM relationships with software products directed towards the client/server environment.

     The Company anticipates that users of computer systems will increasingly rely upon client/server network computing environments. Seagate believes that as this reliance increases, users will demand software that more efficiently and securely manages data across computer networked environments. As such, the Company is attempting to broaden its core competencies to include software products to meet these requirements.

     In October 1993 Seagate completed its purchase of Caltex Software, Inc., a development stage company located in Dallas, Texas. Caltex is developing an application development system and database management product for the Macintosh and Windows platforms.

     In May 1994 Seagate acquired Crystal Computer Services, Inc., a Vancouver, Canada based developer and marketer of data access and reporting software for the Windows platform. These products are sold as Crystal Reports, Crystal Reports Pro and Crystal Reports Server.

     In August 1994 the Company acquired Palindrome Corporation, an Illinois based developer of data production and management software for NetWare based networks and enterprise LANs.

     Seagate intends to continue its expansion into software by actively pursuing discussions with companies that fit with its strategy. Key to the Company's software expansion success is acquiring companies that possess technology, development personnel and management providing long-term growth potential. However, implementation of this broadened strategy entails risks of entering markets in which the Company may have limited or no experience. In addition, such broadened strategy could result in the diversion of management's attention from the core rigid disc drive business which could adversely impact the core business. The broadened strategy has entailed and may continue to entail acquisitions of, or investments in, businesses, products and technologies. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations and products of the acquired businesses and the potential loss of key employees or customers of the acquired businesses.

RIGID DISC DRIVE TECHNOLOGY

     Magnetic disc drives are used in computer systems to record, store and retrieve digital information. Most computer applications require access to a greater volume of data than can economically be stored in the random access memory of the computer's central processing unit (commonly known as "semiconductor" memory). This information can be stored on a variety of storage devices, including rigid disc drives, flexible disc drives, magnetic tape drives, optical disc drives and semiconductor memory. Rigid disc drives provide access to large volumes of information faster than optical disc drives, flexible disc drives or magnetic tape drives and at substantially lower cost than high-speed semiconductor memory.

     Although products vary, all rigid disc drives incorporate the same basic technology. Inside a sealed housing, one or more rigid discs are attached to a spindle assembly that rotates the discs at a high constant speed around a hub. The discs, or media, are the components on which data is stored and from which it is retrieved. Each disc typically consists of a substrate of finely machined aluminum or glass with a magnetic layer of a "thin-film" metallic material.

     Read/write heads, mounted on an arm assembly similar in concept to that of a record player, fly extremely close to each disc surface, and record data on and retrieve it from concentric tracks in the magnetic layers of the rotating discs.

     Areal density is a measure of storage capacity per square inch on the recording surface of a disc. It represents the number of bits of information on a linear inch of the recording track (called bits per inch or bpi) multiplied by the number of recording tracks on a radial inch of the disc. With the proliferation of multimedia applications, the demand for increased areal densities has and continues to increase at an accelerating rate since sound and moving pictures require many times the storage capacity of simple text. The Company is aggressively pursuing a range of technologies to increase areal densities across the entire range of its products including the use of advanced signal processing techniques such as PRML (Partial Response Maximum Likelihood) read/write channels, advanced servo systems, higher precision mechanics and a more advanced head technology. Today, all Seagate drives use inductive thin-film heads, which are based on semiconductor processing technology. However, to attain greater areal densities, the Company currently has under development magneto-resistive ("MR") thin-film heads to be incorporated into future products. MR heads have discrete read and write structures which take advantage of special magnetic properties in certain metals to achieve significantly higher storage capacities. There can be no assurance that the Company's development efforts will be successful. See "Product Development."

     Upon instructions from the drive's electronic circuitry, a head positioning mechanism (an "actuator") guides the heads to the selected track of a disc where the data will be recorded or retrieved. The disc drive communicates with the host computer through an internal controller. Disc drive manufacturers may use one or more of several industry standard interfaces, such as IPI (Intelligent Peripheral Interface), SCSI (Small Computer System Interface), ATA (AT Attachment), PCMCIA (Personal Computer Memory Card International Association) or proprietary interfaces, such as EISA (Extended Industry Standard Architecture).

     Rigid disc drive performance is commonly measured by four key characteristics: average seek time (commonly expressed in milliseconds), which is the time needed to position the heads over a selected track on the disc surface; internal data transfer rate (commonly expressed in Megabits per second), which is the rate at which data is transferred to and from the disc; storage capacity (commonly expressed in Megabytes), which is the amount of data that can be stored on the disc; and spindle rotational speed (commonly expressed in revolutions per minute), which has an effect on average latency or access to data.

MARKET OVERVIEW

     Rigid disc drives are used in a broad range of computer systems as well as multimedia applications such as digital video and video-on-demand. The Company defines the major computer system markets to include mobile computers, personal computers, mid-range systems and high-end applications. Users of computer systems are increasingly demanding additional data storage capacity with higher performance in order to (i) use more sophisticated applications software, including database management, CAD/CAM/CAE, desktop publishing and enhanced graphics applications, and (ii) operate in multiuser, multitasking and multimedia environments.

  Personal and Mobile Computers

     Desktop and portable personal computers are used in a number of environments, ranging from homes to businesses and multiuser networks. Software applications are primarily word processing, spreadsheet, desktop publishing, database management, multimedia and other related applications. The Company believes the minimum storage requirements in the past year for entry-level personal computers were generally 130 megabytes ("MB") to 500 MB of formatted capacity with average seek times of 15 milliseconds ("msec") or less. As the personal computer market has matured, users of personal computers have become increasingly price sensitive. The Company's objective for the desktop and portable personal computer market is to design drives for high-volume, low-cost manufacture.

     Smaller footprint microcomputers, such as portable, laptop, notebook and sub-notebook computers require rigid disc drives in form factors of 2.5 inches or less that emphasize durability and low power consumption in addition to capacity and other performance characteristics found in their desktop functional equivalents. Personal digital assistants, handheld and pen-based computers may use 1.8 or 2.5 inch hard disc drives or flash memory in the form of a PCMCIA card for additional memory. These applications also emphasize low power consumption as well as very high degrees of durability.

  Mid-Range Systems

     Mid-range systems include high performance microcomputers, technical workstations, servers and departmental minicomputers. Applications are characterized by compute-and data-intensive solutions, such as CAD/CAM/CAE, network management, larger database management systems, scientific applications and small to medium-sized business applications such as materials requirement planning, payroll, general ledger systems and related management reports. Mid-range systems typically require rigid disc drive storage capacities from 400 MB to 2.5 gigabytes ("GB") per drive and average seek times of less than 12 msec. Mid-range systems typically use 3.5 and 5.25 inch disc drives. Due to the leading edge characteristics required by end-users of mid-range systems, manufacturers of such systems emphasize performance as well as price as the key selling points.

  High-End Applications

     Large systems include mainframes and supercomputers. Typical applications are medium and large business management systems, transaction processing, parallel processing applications and other applications requiring intensive data manipulation. Also inclusive in high-end applications are systems designed for video-on-demand and near-line storage.

     Users of these systems generally require capacities of 1.0 GB to 9 GB per drive with average seek times of less than 12 msec. End-users of large systems are less concerned than users of smaller systems with the size, weight, power consumption and absolute cost of the drive. As with mid-range systems, disc drive products are typically designed into these systems by the OEM with emphasis on performance, reliability and capacity. In this arena, data storage subsystems are used containing large numbers of spindles. Data integrity is paramount, so high device reliability and maintainability are key features. Mainframe, supercomputer and digital video systems also benefit from very high device data rates (up to ten times that in small computer systems).

PRODUCTS

     The Company's products include over 100 rigid disc drive models with form factors from 2.5 to 5.25 inches and capacities from 130 megabytes to 9 gigabytes. The Company provides more than one product at some capacity points and differentiates products on a price/performance and form factor basis. The Company believes that its broad range of rigid disc drives is particularly appealing to customers, such as large OEMs, which require a wide variety of drive capacities, performance levels and interfaces. Producing for several market segments also broadens the Company's customer base and reduces the Company's reliance on any one segment of the computer market. The Company continues to devote its resources to developing products with industry leading performance characteristics and to being among the first to introduce such products to market. The Company continuously seeks to enhance its market presence in emerging segments of the rigid disc drive market by drawing on its established capabilities in high-volume, low-cost production. The Company believes it offers the broadest range of disc storage products available.

  Mobile Computing

     2.5 INCH DISC DRIVES

     Announcement of the Company's first 2.5 inch family of drives was made in November 1990 with the ST9096 family. The Company has continued to expand its
2.5 inch family with two different form factors, the 19mm high form factor which is designed to address the highest capacity segment of the mobile computing market, and the 12.5mm high form factor which is designed to address the sub-notebook market. In November 1992 the Company introduced a patented shock sensing technology called SafeRite(TM). SafeRite technology allows for a much higher specification of operating shock and helps to prevent the drive from writing data "off track". This technology has been implemented in all of the Company's 2.5 inch drives.

     In October 1993 the Company announced its ST9550 family. This 19mm height family is available in 455 and 341 MB versions. Volume production began in the third quarter of fiscal 1994. In January 1994 the 12.5mm high ST9300 family was announced with 262, 210 and 131 MB versions. Volume production began in the fourth quarter of fiscal 1994. Future plans for the 2.5 inch family of drives include continued higher capacities and lower cost designs.

     1.8 INCH DISC DRIVES

     Systems manufacturers are producing a variety of products which can utilize the 1.8 inch form factor. However, the Company believes it will be some time before there is a demand for large volumes of these drives. Although the Company has discontinued production of its initial 1.8 inch products, it plans to continue its efforts to design and produce higher capacity 1.8 inch products with interface and power management enhancements to meet the new market demands. Certain of the Company's competitors have been much more active in the development and marketing of less than 2.5 inch form factor products. Consequently, there can be no assurance that the Company's efforts will be successful.

  Entry-Level PC Computing

     In October 1993 the Company announced the ST3491 family of 3.5 inch low-profile cost-effective disc drives. The family features capacity points ranging from 214 to 428 MB of formatted capacity. The design was leveraged from the earlier ST3290 and ST3144 products that had been shipping in volume in 1993. The ST3491 family, later named the Medalist XE family, began volume shipments in the third quarter of fiscal 1994.

     Also in October 1993 the Company announced the Decathlon family of disc drives. The Decathlon family features a 3.5 inch, 19mm high profile which targets the emerging ultra-low profile PCs. This family also enables a mini-array package whereby up to six drives can be mounted in the space of one
5.25 inch full height
drive. In addition to its unique form factor, the Company believes the Decathlon family offers the most energy efficient design in its class, providing advanced power savings for "Green PCs" and Energy Star systems. Volume production of the first product in this family, the ST5660 with 545 MB of formatted capacity, commenced in the first quarter of fiscal 1995.

     In May 1994 the Company announced the expansion of the Medalist family to include a higher performance series of products with 1 GB and 720 MB formatted capacities. These products are directed to the growing capacity and cost-effective requirements of the PC market. They are expected to go into volume production in the first quarter of fiscal 1995.

  Mid-Range Systems

     In October 1992 the Company expanded its low-profile 3.5 inch mid-range product line with the ST31200, a high performance drive with 1 GB of formatted capacity that began production during the first quarter of fiscal 1994. In October 1993 the Company expanded that product family to a 2 GB formatted capacity platform with the family name of Hawk. The Hawk 2 went into production the fourth quarter of fiscal 1994. In January 1994 the Hawk 4, 3.5 inch half-height 4 GB formatted capacity drive, was announced. Volume production is expected to begin the first quarter of fiscal 1995. The Company plans to continue designing and manufacturing for the higher capacity, high performance and cost sensitive requirements of this market.

  High-End Computing

     High-end applications range from digital video, video-on-demand, high-end file servers, mainframes and minicomputers to supercomputers. Two new product families have been introduced by the Company to address this wide range of applications. The Barracuda family of 3.5 inch drives, first introduced in October 1992, had the highest rotational speed of any drives produced at that time. Since then three additional products have been added to the family. The Barracuda 4 and Barracuda 2-2HP were introduced in October 1993. The Barracuda 4 is a 4 GB formatted capacity, 7200 RPM drive in the half-height form factor. Volume production is expected in the first quarter of fiscal 1995. The Barracuda 2-2HP is a 2 GB formatted capacity high-performance drive in the half-height form factor featuring the 2 head parallel design which doubles the data transfer rate. Volume production of this product began in the first quarter of fiscal 1995.

     In January 1994 the Company announced the Barracuda 2, a 3.5 inch low-profile, one-inch high, 2 GB formatted capacity disc drive. Volume production of this product also began in the fourth quarter of fiscal 1994.

     Addressing the high-end 5.25 inch market the Company has continued to leverage its Elite product line. The Elite 3, with 2.9 GB of formatted capacity began volume shipments in August 1992 and has continued to supply the mainframe, enterprise and departmental server market. To address the emerging digital video and near-line storage applications the Company introduced the Elite 9 in October 1993. The Elite 9 leverages the established design of the Elite family to an expanded 9 GB of formatted capacity. Volume production began in the fourth quarter of fiscal 1994.

  Other Products

     The Company markets solid-state flash memory devices designed and manufactured by SunDisk. These devices are designed for both integrated (embedded) applications and removable applications. The flash devices range from
1.8 MB to 41.9 MB and are best suited for highly rugged, power-sensitive environments. The Company plans to continue to market, sell and, in the future, jointly design and manufacture flash memory devices with SunDisk.

     The Company offers warranty and out-of-warranty repair service to users of its disc drives. The Company also designs and manufactures disc drive components, primarily thin-film heads, principally for use in its own products but also for sale to other disc drive manufacturers.

MARKETING AND CUSTOMERS

     The Company sells its products to OEMs and distributors. OEM customers incorporate Seagate disc drives into computer systems for resale. OEMs either manufacture and assemble computer system components into computer systems; purchase components to build their systems; or purchase complete computer systems and integrate the hard disc drives and other hardware and software. Distributors typically resell Seagate disc drives to small OEMs, dealers and other resellers. Certain resellers to which the Company directly sells its products also resell Seagate drives as part of enhanced packages (e.g., an add-on kit for a computer or as part of their own computers). Shipments to OEMs were 68%, 70% and 56% of net sales in fiscal 1994, 1993 and 1992, respectively. No customer accounted for 10% or more of consolidated net sales in 1994 and 1992. During fiscal 1993 sales to Sun Microsystems, Inc. accounted for approximately 11% of the Company's consolidated net sales. No other customer accounted for 10% or more of consolidated net sales in 1993.

     OEMs -- OEM customers typically enter into purchase agreements with the Company. These agreements provide for pricing, volume discounts, order lead times, product support obligations and other terms and conditions, usually for periods of 12 to 24 months, although product support obligations generally extend substantially beyond this period. These master agreements typically do not commit the customer to buy any minimum quantity of products. Deliveries are scheduled only after receipt of purchase orders. In addition, with limited lead time, customers may cancel or defer most purchase orders without significant penalty. Anticipated orders from many of Seagate's customers have in the past failed to materialize or OEM delivery schedules have been deferred as a result of changes in their business needs. Such order fluctuations and deferrals have had a material adverse effect on the Company's operations in the past, and there can be no assurance that the Company will not experience such effects in the future.

     Distributors -- The Company's distributors, located throughout the world, generally enter into non-exclusive agreements for the redistribution of the Company's products. Distributors typically furnish the Company with a non-binding indication of their near-term requirements. Product deliveries are generally scheduled based on a weekly confirmation by the distributor of its requirements for that week. The agreements typically provide the distributors with price protection with respect to their inventory of Seagate drives at the time of a reduction by Seagate in its selling price for the drives, and also provide limited rights to return the product.

     Service and Warranty -- Seagate warrants its products against defects in design, materials and workmanship by the Company generally for two to five years depending upon the capacity category of the disc drive, with the higher capacity products being warranted for the longer periods. Warranty periods for disc drives have been increasing and may continue to increase. The Company's products are refurbished or repaired at facilities located in the United States, Singapore and Thailand.

     Sales Offices -- The Company maintains sales offices throughout the United States and in Australia, England, France, Hong Kong, Ireland, Italy, Japan, Singapore, South Korea, Taiwan, Thailand, Germany and Sweden. Foreign sales are subject to certain controls and restrictions, including, in the case of certain countries, approval by the office of Export Administration of the United States Department of Commerce.

BACKLOG

     In view of customers' rights to cancel or defer orders with little or no penalty, the Company believes backlog in the disc drive industry can be misleading.

     The Company's backlog includes only those orders for which a delivery schedule has been specified by the customer. Substantially all orders shown as backlog at July 1, 1994 were scheduled for delivery within six months. Because many customers place large orders for delivery throughout the year, and because of the possibility of customer cancellation of orders or changes in delivery schedules, the Company's backlog as of any particular date is not indicative of the Company's potential sales for any succeeding fiscal period. The Company's order backlog at July 1, 1994 was approximately $739,000,000 compared with $261,000,000 at July 2, 1993.

MANUFACTURING

     The Company's business objectives require it to establish manufacturing capacity in anticipation of market demand. The key elements of the Company's manufacturing strategy are: high-volume, low-cost assembly and test; vertical integration of selected components; and key vendor relationships. The highly competitive disc drive industry requires that the Company manufacture significant volumes of high-quality drives at low unit cost. To do this, the Company must achieve high manufacturing yields and obtain uninterrupted access to high-quality components in required volumes at competitive prices.

     The Company is currently in the early stages of automating its manufacturing processes. Over the next two years it expects such processes to become substantially automated. The Company believes its competitors' level of automation is significantly greater than its own.

     Manufacturing of the Company's rigid disc drives is a complex process, requiring a "clean room" environment, the assembly of precision components within narrow tolerances and extensive testing to ensure reliability. The first step in the manufacturing of a rigid disc drive is the assembly of the actuator mechanism, heads, discs, and spindle motor in a housing to form the head-disc assembly (the "HDA"). The assembly of the HDA involves a combination of manual and semiautomated processes. After the HDA is assembled and servo writing has been completed, automated testing equipment subjects the HDA to several tests aimed at ensuring that it meets all of the Company's specifications for quality and performance. Upon completion of assembly and testing, circuit boards are added to the HDA and the completed unit is again tested prior to packaging and shipment. The Company uses statistical process control in an effort to continually improve its manufacturing processes. Final assembly and test operations of the Company's disc drives take place primarily at facilities located in Singapore, Thailand, Minnesota and Oklahoma. Subassembly and component operations are performed at the Company's facilities in Singapore, Thailand, Minnesota, California, Malaysia, Scotland and Northern Ireland. In addition, independent entities manufacture or assemble components for the Company in the United States, Europe and various Far East countries including Hong Kong, Japan, Korea, China, the Philippines, Singapore, Taiwan and Thailand.

     The cost, quality and availability of certain components including head, media, spindle motors, actuator motors, printed circuit boards and custom semiconductors are critical to the successful production of disc drives. The Company's design and vertical integration have allowed it to internally manufacture substantial percentages of its critical components. The Company's objectives of vertical integration are to maintain control over component technology, quality and availability, and to reduce costs. The Company believes that its strategy of vertical integration gives it an advantage over other disc drive manufacturers. However, this strategy entails a high level of fixed costs and requires a high volume of production to be successful. During periods of decreased production, these high fixed costs in the past have had and in the future could have a material adverse effect on the Company's results of operations.

     Thin-film sliders are fabricated and assembled into head gimbal assemblies at the Company's facilities. Spindle motors are sourced principally from outside vendors in the Far East, although the Company is increasing its internal motor manufacturing capabilities. Actuator motors are sourced both from outside vendors and internally. The vast majority of the high-volume surface-mount printed circuit assemblies are assembled internally. The Company evaluates the need for second sources on a case-by-case basis and, where it is deemed desirable and feasible to do so, secures multiple sources for components. The Company has experienced production delays when unable to obtain sufficient quantities of certain components or assembly capacity. The Company maintains component inventory levels adequate for its short-term needs. However, an inability to obtain essential components, if prolonged, would adversely affect the Company's business.

     Because of the significant fixed costs associated with the production of its products and components and the industry's history of declining prices, the Company must continue to produce and sell its disc drives in significant volume, continue to lower manufacturing costs and carefully monitor inventory levels. Toward these ends, the Company continually evaluates its components and manufacturing processes as well as the desirability of transferring volume production of disc drives and related components between facilities, including transfer overseas to countries where labor costs and other manufacturing costs are significantly lower than in the U.S., principally Singapore, Thailand and Malaysia. In addition, the Company is considering expanding its manufacturing operations into other third world countries, including China. Frequently, transfer of production of a product to a different facility requires qualification of such new facility by certain of the Company's OEM customers. There can be no certainty that such changes and transfers will be implemented on a cost-effective basis without delays or disruption in the Company's production and without adversely affecting the Company's results of operations.

     Although offshore operations are subject to certain inherent risks, including delays in transportation, changes in governmental policies, tariffs, import/export regulations, and fluctuations in currency exchange rates in addition to geographic limitations on management controls and reporting, the Company has not had any significant adverse experience in this regard and has significant experience in the offshore production of its products. Certain of the Far East countries in which the Company operates have experienced political unrest and the Company's operations have been adversely affected for short periods of time.

PRODUCT DEVELOPMENT

     The Company's strategy for new products emphasizes developing and introducing on a timely basis products that offer functionality and performance equal to or better than competitive product offerings. The rigid disc drive industry is characterized by ongoing, rapid technological change, relatively short product life cycles and rapidly changing user needs. The Company believes that its future success will depend upon its ability to develop, manufacture and market products which meet changing user needs, and which successfully anticipate or respond to changes in technology and standards on a cost-effective and timely basis. Accordingly, the Company is committed to the development of new component technologies, new products, and the continuing evaluation of alternative technologies. The Company is presently concentrating its product development efforts on new disc drives and improved disc dive components as described below.

     The Company develops new disc drive products and the processes to produce them at four locations: Scotts Valley and Simi Valley, California; Oklahoma City, Oklahoma; and Bloomington, Minnesota. Generally speaking, Scotts Valley and Simi Valley are responsible for development of 3.5 inch, 2.5 inch and smaller form factor drives intended for desktop, laptop, notebook and sub-notebook personal computer systems; Oklahoma City is responsible for development of 3.5 inch disc drives with capacities and interfaces intended for use in minicomputers, supermicrocomputers, workstations and file servers; and Bloomington is responsible for 3.5 inch and 5.25 inch products principally intended for use in systems ranging from workstations and superminicomputers to mainframe and supercomputers as well as new markets such as digital video and video-on-demand.

     The Company has focused its components research and development efforts in four main areas: Motors, heads, media and ASICs (application specific integrated circuits). The major emphasis of this R&D is reduced size and power consumption, improved performance and reliability, and reduced cost. Disc drive customers require new products to have greater reliability with ever decreasing defective parts per million ("DPPMs") and ever increasing mean time between failures ("MTBFs").

     The principal areas of research and development relating to motors are improved bearings, smaller form factors, lower power requirements, quieter operation, higher reliability, improved magnets and lower cost.

     The Company's head research and development efforts are focused on increasing recording densities, reducing the size and mass of the slider, developing suspensions and assembly technology for reduced head size, reducing the cost and increasing the reliability. This research and development includes substantial effort to develop and manufacture magneto-resistive ("MR") heads and advanced air bearing sliders for high areal density and small form factor products. There can be no assurance that the Company's MR head development effort will be successful and a failure of the Company to successfully manufacture and market products incorporating MR head technology in a timely manner could have a material adverse effect on the Company's business and results of operations. Moreover, International Business Machines Corporation ("IBM") has initiated a lawsuit against the Company alleging misappropriation of IBM trade secrets, including trade secrets related to IBM's MR head technology. The Company believes that IBM's claims are without merit, is vigorously defending this suit and is continuing development and preparation for commercial manufacture of MR heads. However, if IBM prevails in this suit, the Company could be enjoined from manufacturing MR heads or commercializing disc drives containing such heads and could also be held liable for damages, any of which could have a material adverse effect on the Company's business and results of operations.

     Media research and development efforts are focused on higher performance materials for increased areal density and better substrate and surface topographies for lower flying height applications, improved head/disc separation margin and increased reliability.

     ASIC development has been and will continue to be focused on optimizing the architecture for system performance, cost and reliability. In addition, the focus has been and will continue to be on reducing the number of parts, the amount of power consumption, and the size, and increasing areal densities by use of advanced signal processing techniques such as PRML (Partial Response Maximum Likelihood) read/write channels. The Company designs nearly all of its ASICs for motor and actuator control and manufactures some of these circuits. It designs many of the other ASICs in the drive such as interface and read/write, and procures these from third parties.

     In addition to developing new products and components, the Company devotes significant resources to product engineering aimed at improving manufacturing processes, lowering manufacturing costs and increasing volume production of new and existing products. Process engineering groups are located with the disc drive development groups and the reliability engineering groups in locations listed above; however, most of the Company's volume production is done in locations remote from these groups and the development of the volume processes are completed at the volume manufacturing sites.

     No assurance can be given that the Company will be able to successfully complete the design or introduction of new products in a timely manner, that the Company will be able to manufacture new products in volume with acceptable manufacturing yields, or successfully market these products, or that these products will perform to specifications on a long-term basis.

     During the fiscal years ended July 1, 1994, July 2, 1993 and June 30, 1992 the Company's product development expenses were $171,907,000, $154,005,000 and $132,926,000, respectively.

PATENTS AND LICENSES

     The Company has been issued over 395 U.S. patents and approximately 226 foreign patents relating to certain of its disc drive components and manufacturing processes. The Company also has approximately 173 U.S. and 272 foreign patent applications pending. Due to the rapid technological change that characterizes the rigid disc drive industry, the Company believes that the improvement of existing products, reliance upon trade secrets and unpatented proprietary know-how and development of new products are generally more important than patent protection in establishing and maintaining a competitive advantage. Nevertheless, the Company believes that patents are of value to its business and intends to continue its efforts to obtain patents, when available, in connection with its research and development program. There can be no assurance that any patents obtained will provide substantial protection or be of commercial benefit to the Company, or that their validity will not be challenged.

     Because of rapid technological development in the disc drive industry, it is possible that certain of the Company's products could involve infringement of existing patents. The rigid disc drive industry has been characterized by significant litigation relating to patent and other intellectual property rights. From time to time, the Company receives claims that certain of its products infringe patents of third parties. Although the Company has been able to resolve some such claims or potential claims by obtaining licenses or rights under the patents in question without a material adverse affect on the Company, other such claims are pending which if resolved unfavorably to the Company could have a material adverse effect on the Company's business. For a description of current disputes see the "Litigation" note to the Company's consolidated financial statements. In addition, the costs of engaging in intellectual property litigation may be substantial regardless of outcome. The Company has patent cross licenses with Areal Technology, Hewlett-Packard Company, NEC Corporation, Toshiba Corporation, Hitachi, Ltd., Quantum Corporation, Western Digital Corporation, and Ceridian Corporation (formally Control Data Corporation), has the benefit of a now expired cross license with IBM, and is licensed under certain Unysis, Bull and Bull SA disc drive and controller patents by virtue of such companies' former ownership of Magnetic Peripherals Inc., now merged into the Company. Additionally, the Company has agreements in principle with other major disc drive companies.

COMPETITION

     The rigid disc drive industry is intensely competitive, with manufacturers competing for a limited number of major customers. The principal competitive factors in the rigid disc drive market include product quality and reliability, form factor, storage capacity, price per unit, price per megabyte, product performance, production volume capability and responsiveness to customers. The relative importance of these factors varies with different customers and for different products. The Company believes that it is generally competitive as to these factors.

     The Company has experienced and expects to continue to experience intense competition from a number of domestic and foreign companies, some of which have far greater resources than the Company. In addition to independent rigid disc drive manufacturers, the Company also faces competition from present and potential customers, including IBM, Hewlett-Packard, Digital Equipment Corporation, NEC and Fujitsu Limited who continually evaluate whether to manufacture their own drives or purchase them from outside sources. These manufacturers also sell drives to third parties which results in direct competition with the Company.

     Product life cycles are relatively short in the disc drive industry. The Company expects its competitors to offer new and existing products at prices necessary to gain or retain market share and customers. To remain competitive, the Company believes it will be necessary to continue to reduce its prices and aggressively enhance its product offerings. In addition to the foregoing, the ability of the Company to compete successfully will also depend on its ability to provide timely product introductions and to continue to reduce production costs. The Company's establishment and ongoing expansion of production facilities in Singapore, Thailand and Malaysia are directed toward such cost reductions. The Company's four development centers and market-focused design strategies are structured for time-to-market product introductions.

     The introduction of products using alternative technologies could be a significant source of competition. For example, optical recording and high-speed semiconductor memory could compete with the Company's products in the future. Although optical disc technologies are attractive for certain archival and imaging applications, they have lower performance and are more costly than magnetic disc drives and the Company does not believe that they will be competitive with magnetic disc drives in the near future in markets requiring on-line, random access, non-volatile mass storage. Semiconductor memory (SRAM and DRAM) is much faster than magnetic disc drives, but currently is volatile (i.e., subject to loss of data in the event of power failure) and much more costly. Flash EE prom, a nonvolatile semiconductor memory, is currently much more costly and, while it has higher read performance than disc drives, it has lower write performance. Flash EE prom could become competitive in the near future for applications requiring less storage capacity (i.e., less that 40 MB) than is required in the Company's more traditional computer related market place.

ENVIRONMENTAL MATTERS

     The United States Environmental Protection Agency (EPA) and/or similar state agencies have identified the Company as a potentially responsible party with respect to environmental conditions at several different sites to which hazardous wastes had been shipped or from which they were released. These sites were acquired by the Company from Control Data Corporation (CDC) in fiscal 1990. Other parties have also been identified at certain of these sites as potentially responsible parties. Many of these parties either have shared or likely will share in the costs associated with the sites. Investigative and/or remedial activities are ongoing at such sites.

     The estimated cost of investigation and remediation of known contamination at the sites to be incurred after July 1, 1994 was approximately $15,200,000. At July 1, 1994 the Company had recovered $1,500,000 from CDC through its indemnification and cost sharing agreements with CDC and, in addition, expects to recover approximately $10,400,000 over the next 30 years. After deducting the expected recoveries from CDC, the expected aggregate undiscounted liability was approximately $4,800,000 with payments expected to begin in 1998. The total liability recorded by the Company after discounting was $3,000,000 at July 1, 1994.

     The Company believes that the indemnification and cost-sharing agreement entered into with CDC and the reserves that the Company has established with respect to its future environmental costs are such that, based on present information available to it, future environmental costs related to currently known contaminations will not have a material adverse effect on its financial condition or results of operations.

EMPLOYEES

     From July 2, 1993 to July 1, 1994, the number of persons employed worldwide by the Company increased from approximately 43,000 to approximately 53,000. Approximately 43,000 of the Company's employees were located in the Company's Far East operations as of July 1, 1994. In addition, the Company makes use of supplemental employees, principally in manufacturing, who are hired on an as-needed basis. Management believes that the future success of the Company will depend in part on its ability to attract and retain qualified employees at all levels, of which there can be no assurance. The Company believes that its employee relations are good.

ITEM 2. PROPERTIES

     Seagate's executive offices are located in Scotts Valley, California. Principal manufacturing facilities are located in Singapore, Thailand, Minnesota, Oklahoma, California, Malaysia, Scotland and Northern Ireland. A major portion of the Company's facilities are occupied under leases which expire at various times through 2005. The following is a summary of square footage owned or leased by the Company:

                            FACILITIES (SQUARE FEET)

    ------------------------------------------------------------------------------------------------
                                            MANUFACTURING       PRODUCT       ADMINIS-
                   LOCATION                  & WAREHOUSE      DEVELOPMENT      TRATIVE       TOTAL
    --------------------------------------  --------------    ------------    ---------    ---------
    Singapore.............................       728,291           7,540       201,382       937,213(1)
    Minnesota.............................       478,226         128,054        71,587       677,867(2)
    Thailand..............................       546,978              --       115,661       662,639(3)
    Oklahoma..............................       255,760          55,333       134,397       445,490
    California --
      Scotts Valley.......................       219,336         147,978       128,320       495,634(4)
      Fremont.............................       240,057              --        17,600       257,657
      Watsonville.........................            --              --            --            --(5)
      Anaheim.............................       100,000              --        20,000       120,000
      Simi Valley.........................           300          43,898            --        44,198
    Columbus, OH..........................        34,914              --            --        34,914
    Malaysia..............................       348,509              --        42,000       390,509(6)
    Scotland..............................        27,201           5,000        10,000        42,201
    Amsterdam.............................        32,635              --         8,828        41,463
    Northern Ireland......................       110,000              --        10,000       120,000
    Other --
      Domestic............................            --              --        52,489        52,489(7)
      Pacific Rim.........................        21,667              --        27,753        49,420
      Europe..............................            --              --        34,197        34,197(8)
      Canada..............................            --              --        12,101        12,101
                                            --------------    ------------    ---------    ---------
    Total.................................     3,143,874         387,803       886,315     4,417,992
                                             ===========      ==========       =======      ========

- - - - - - - - - ---------------

(1) Includes approximately 202,800 square feet owned by the Company on leased land.

(2) Excludes approximately 225,800 square feet leased to others and 33,100 square feet unoccupied.

(3) Excludes approximately 178,900 square feet owned by the Company on leased land which is currently unoccupied. Includes approximately 297,000 square feet owned by the Company on leased land.

(4) The aggregate of Scotts Valley facilities includes approximately 365,600 square feet owned by the Company. Of this amount approximately 144,200 square feet is on leased land. Excludes approximately 10,000 square feet unoccupied.

(5) Excludes approximately 232,500 square feet currently unoccupied and under contract for sale.

(6) Excludes approximately 70,900 square feet owned by the Company and unoccupied.

(7) Excludes approximately 55,700 square feet leased to others and 12,300 square feet unoccupied.

(8) Excludes approximately 130,400 square feet currently unoccupied and 16,000 square feet leased to others.

ITEM 3. LEGAL PROCEEDINGS

     The information required by this item is incorporated by reference to pages 18-19 and 20-22 of the Annual Report to Shareholders, filed as Exhibit 13.1 hereto.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The information required by this Item is incorporated by reference to pages 1-2 of the Annual Report to Shareholders, filed as Exhibit 13.1 hereto.

ITEM 6. SELECTED FINANCIAL DATA

     The information required by this Item is incorporated by reference to pages 1-2 of the Annual Report to Shareholders, filed as Exhibit 13.1 hereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this Item is incorporated by reference to pages 3-6 of the Annual Report to Shareholders, filed as Exhibit 13.1 hereto.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is incorporated by reference to pages 1-2 and 7-24 of the Annual Report to Shareholders, filed as Exhibit 13.1 hereto.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The present directors and executive officers of the Company are as follows:

                                                                               DIRECTOR OR
                                                                                EXECUTIVE
                                                                                 OFFICER
        NAME           AGE                       POSITION                         SINCE
- - - - - - - - - --------------------  -----     -------------------------------------------    -----------
Alan F. Shugart         63      President, Chief Executive Officer, Chief          1979
                                Operating Officer and Chairman of the Board
Bernardo A. Carballo    45      Senior Vice President, Sales, Marketing and        1991
                                Product Line Management
Stephen B. Greenspan    53      Senior Vice President, Quality and Customer        1991
                                Service and Repair
Brendan C. Hegarty      51      Senior Vice President, Chief Technical             1989
                                Officer, Components
Robert A. Kundtz        53      Senior Vice President, Administration              1988
Stephen J. Luczo        37      Senior Vice President, Corporate                   1993
                                Development
Hossein M. Moghadam     50      Senior Vice President and Chief Technical          1993
                                Officer, Data Storage Products
Robert A. Sandie        58      Senior Vice President, Corporate Materials         1991
Ronald D. Verdoorn      43      Senior Vice President, Manufacturing               1991
                                Operations
Donald L. Waite         61      Senior Vice President, Finance, Chief              1983
                                Financial Officer and Secretary
Gary B. Filler          53      Director                                           1985
Kenneth Haughton        66      Director                                           1986
Robert A. Kleist        66      Director                                           1981
Lawrence Perlman        56      Director                                           1989
Thomas P. Stafford      63      Director                                           1988
Laurel L. Wilkening     49      Director                                           1993

     All directors hold office until the annual meeting of shareholders of the Company following their election, or until their successors are duly elected and qualified. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

     Mr. Shugart was Chairman of the Board and Chief Executive Officer of the Company from its inception in 1979 until 1991. From 1979 until 1983 he also served as the Company's President. He now serves as Chairman of the Board, President, Chief Executive Officer and Chief Operating Officer. He was re-appointed Chairman of the Board in October 1992. Mr. Shugart is also currently a Director of Valence Technology, Inc.

     Mr. Carballo was General Manager, Product Line Management for the Company's Oklahoma City operations at the time of the Company's acquisition of Imprimis in 1989. In 1990 he was promoted to Vice President, Product Line Management, Oklahoma City operations and in September 1991 he was promoted to Senior Vice President, Sales, Marketing and Product Line Management. Prior to joining the Company, Mr. Carballo had seventeen years with Control Data/Imprimis.

     Mr. Greenspan joined the Company in September 1987 as Vice President, Process Development. In 1991 he was made Vice President, Manufacturing Operations for Singapore and California operations. He was promoted to Senior Vice President, Quality and Customer Service in November 1991. Prior to joining the Company, Mr. Greenspan had over twenty years experience in computer-related industries, including nineteen years with IBM.

     Dr. Hegarty joined Control Data/Imprimis in 1988 as Vice President, Thin-Film Heads. In October 1989 he was named Seagate's Vice President of Component Operations in Bloomington, Minnesota, and in August 1990 was promoted to Senior Vice President and Chief Technical Officer. From October 1990 to

October 1993 Dr. Hegarty was also a Director of the Company. Prior to joining Control Data/Imprimis, Dr. Hegarty had twenty-one years with IBM in the U.K., Netherlands and the U.S.

     Mr. Kundtz joined the Company in 1988 as Vice President, Administration. In January 1992 he was promoted to Senior Vice President, Administration.

     Mr. Luczo joined the Company in October 1993. Prior to joining the Company he was Senior Managing Director of the Global Technology Group of Bear, Stearns & Co. Inc., an investment banking firm, from September 1993 to October 1993. He served as Co-Head of the Global Technology Group of Bear, Stearns & Co. Inc. from February 1992 to October 1993. Prior to joining Bear, Stearns & Co. Inc., Mr. Luczo was with Salomon Brothers Inc., an investment banking firm, from 1984 to February 1992, most recently as Vice President and Head of West Coast Technology.

     Dr. Moghadam was Vice President, Engineering of Control Data/Imprimis from December 1986 until October 1989 when he became Vice President, Engineering at Seagate concurrent with the Company's acquisition of Imprimis Technology. Dr. Moghadam was promoted to Senior Vice President and Chief Technical Officer, Data Storage Products in August 1993.

     Mr. Sandie joined the Company in 1983 as Vice President, Materials. He was promoted to Senior Vice President, Corporate Materials in November 1991.

     Mr. Verdoorn joined the Company in 1983. From 1987 to 1991 he was Vice President, Far East Manufacturing and in November 1991 he was promoted to Senior Vice President, Manufacturing Operations.

     Mr. Waite joined the Company in 1983 as Vice President of Finance and Chief Financial Officer, and was promoted to Senior Vice President, Finance in 1984.

     Mr. Filler is a consultant and private investor. From February 1994 until June 1994 he served as Executive Vice President and Chief Financial Officer at ASK Group, Inc. From December 1989 to May 1993 he served as Chairman of the Board of Directors and Chief Executive Officer of Burke Industries, a manufacturer of rubber products for military and industrial usage. Mr. Filler was Chairman of the Board of Seagate from September 1991 until October 1992. From October 1990 until September 1991 Mr. Filler served as Vice Chairman of the Board of Directors of the Company.

     Dr. Haughton is an engineering consultant. He was a Vice President of Engineering at DaVinci Graphics, a plotter manufacturer, from May 1990 until August 1991. Prior to that he was a consultant from May 1989 to May 1990. From August 1988 to May 1989 Dr. Haughton was Professor of Mechanical Engineering at Santa Clara University. Dr. Haughton is also a Director of Solectron Corporation.

     Mr. Kleist has been President, Chief Executive Officer and a Director of Printronix, Inc., a manufacturer of computer printers, since 1974.

     Mr. Perlman presently holds the position of Chairman of the Board of Directors and Chief Executive Officer of Ceridian Corporation (formerly Control Data Corporation), an information services and defense electronics company. He previously held several executive positions at Control Data Corporation including President and CEO of Imprimis. Prior to Control Data Corporation, he was in the private practice of law and at Medtronic, where he served as Executive Vice President for U.S. Pacemaker Operations. He also serves on a number of other corporate boards including Inter-Regional Financial Group, Inc., Computer Network Technology Corporation and the Valspar Corporation.

     General Stafford, a former astronaut, has been Vice Chairman of Stafford, Burke and Hecker, Inc., a consulting firm based in Alexandria, Virginia since 1982. He also serves as a Director for the following companies: Allied-Signal Corporation, Pacific Scientific, Inc., Tremont, Inc., CMI, Inc., Fisher Scientific International, Inc., Wackenhut, Inc. and Wheelabrator Technologies, Inc.

     Dr. Wilkening has served as Chancellor of the University of California, Irvine since July 1, 1993. From September 1988 to June 30, 1993 she was Provost and Vice President of Academic Affairs at the University of Washington. From 1991 to 1993 Dr. Wilkening also served as Chairwoman of the Space Policy Advisory Board of the National Space Council.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission within 120 days of the end of the Registrant's fiscal year pursuant to General Instruction G(3) to Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission within 120 days of the end of the Registrant's fiscal year pursuant to General Instruction G(3) to Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the Company's Proxy Statement to be filed with the Commission within 120 days of the end of the Registrant's fiscal year pursuant to General Instruction G(3) to Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this Report:

          1. Financial Statements. The following Consolidated Financial Statements of Seagate Technology, Inc. and subsidiaries and Report of Independent Auditors are incorporated by reference in Item 8:

             Report of Independent Auditors

             Consolidated Balance Sheets -- July 1, 1994 and July 2, 1993.

             Consolidated Statements of Income -- Years Ended July 1, 1994, July 2, 1993 and June 30, 1992.

             Consolidated Statements of Shareholders' Equity -- Years Ended July 1, 1994, July 2, 1993 and June 30, 1992.

             Consolidated Statements of Cash Flows -- Years Ended July 1, 1994, July 2, 1993 and June 30, 1992.

             Notes to Consolidated Financial Statements.

     Separate financial statements of Seagate Technology, Inc. have not been presented because it is primarily an operating company and its subsidiaries included in the Consolidated Financial Statements are wholly-owned.

          2. Financial Statement Schedules. The following consolidated financial statement schedules of Seagate Technology, Inc. and subsidiaries are filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Seagate Technology, Inc. and subsidiaries:

           SCHEDULE                                                                        PAGE
           --------                                                                        ----
           I        -- Marketable Securities -- Other Investments........................   19
           II       -- Amounts Receivable from Related Parties and Underwriters,
                       Promoters, and Employees Other than Related Parties...............   20
           VIII     -- Valuation and Qualifying Accounts.................................   23

     Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

        3. Exhibits:

                                                                                         NOTES:
                                                                                         ------
            3.1    Certificate of Incorporation of Registrant, as amended.                (A)
            3.2    By-Laws of Registrant, as amended.                                     (B)
            4.1    Indenture dated May 6, 1987 between the Registrant and Chemical
                   Bank.                                                                  (A)
            4.2    Preferred Shares Rights Agreement dated as of November 22, 1988
                   between Seagate Technology, Inc. and Bank of America, N.T.&S.A.        (C)
            4.3    Indenture dated as of December 1, 1993 between Registrant and
                   Chemical Bank.                                                         (L)
            4.4    Registration rights agreement dated as of December 14, 1993 by and between the Registrant and Bear, Stearns & Co. Inc.
           10.1    1981 Incentive Stock Option Plan and form of Stock Option Agreement.   (D)
           10.2    1983 Incentive Stock Option Plan and form of Stock Option Agreement.   (E)
           10.3    Seagate Technology Employee Stock Purchase Plan.                       (D)
           10.4    Grenex, Inc. 1984 Stock Option Plan and form of Stock Agreement.       (F)
           10.5    Ground and building lease dated March 31, 1983 between the
                   Registrant and First Scotts Valley, Inc.                               (E)
           10.6    Ground lease dated July 15, 1982 between the Registrant and First
                   Scotts Valley, Inc.                                                    (G)
           10.7    Grant Deed dated June 25, 1983 between the Registrant and Albert L.
                   and Anne Russo.                                                        (A)
           10.8    Lease Agreement dated May 20, 1985 between Seagate Singapore, Pte.,
                   Ltd. and Jurong Town Corporation, and related Mortgage Agreement.      (H)
           10.9    Lease Agreements dated from April 1, 1983 through May 16, 1985 between Seagate Technology Singapore, Pte., Ltd. and Jurong Town
                   Corporation.                                                           (H)
           10.10   Lease Agreement dated September 11, 1984 between Seagate Technology
                   Singapore, Pte., Ltd. and the Science Counsel of Singapore.            (I)
           10.11   Lease Agreement dated from August 16, 1985 through June 8, 1988 between Seagate Technology Singapore, Pte., Ltd. and Jurong Town
                   Corporation.                                                           (I)
           10.12   Deed of Assignment dated February 18, 1987 between Seagate
                   Technology Singapore, Pte., Ltd. and the Hong Kong and Shanghai
                   Banking Corporation.                                                   (I)
           10.13   Factory Development Master Agreement dated December 14, 1987 and
                   Amendment 1 thereto dated January 21, 1988 between Seagate
                   Technology (Thailand) Ltd. and Mrs. Curairat Bonython.                 (I)
           10.14   Master Agreement dated June 10, 1988 between Seagate Technology
                   (Thailand) Ltd. and Chokchai International Co., Ltd.                   (I)
           10.15   Lease Agreement dated July 18, 1987 and Amendment No. 1 thereto dated June 10, 1988 between Seagate Technology (Thailand) Ltd. and
                   Chokchai International Co., Ltd.                                       (I)
           10.16   Industrial Lease dated December 31, 1983 between Mission Business
                   Company and Grenex, Inc.                                               (H)
           10.17   1991 Incentive Stock Option Plan and Form of Option Agreement, as
                   amended.                                                               (M)

                                                                                         NOTES:
                                                                                         ------
           10.18   Acquisition Agreement dated as of September 29, 1989 by and among
                   Seagate Technology, Inc. and Control Data Corporation, Imprimis
                   Technology Incorporated and Magnetic Peripherals, Inc.                 (J)
           10.19   Amended and Restated Directors' Option Plan and Form of Option
                   Agreement.                                                             (K)
           11.1    Computation of Net Income per Share (see page 24).
           13.1    1994 Annual Report to Shareholders.
           21.1    Subsidiaries of the Registrant.
           23.1    Consent of Independent Auditors.
           24.1    Power of Attorney (included on page 18).

- - - - - - - - - ---------------

(A) Incorporated by reference to exhibits filed in response to Item 16, "Exhibits," of the Company's Registration Statement on Form S-3 (File No. 33-13430) filed with the Securities and Exchange Commission on April 14, 1987.

(B) Incorporated by reference to exhibits filed in response to Item 14 (a), "Exhibits," of the Company's Form 10-K, as amended, for the year ended June 30, 1990.

(C) Incorporated by reference to exhibits filed in response to Item 2, "Exhibits," of the Company's Registration Statement on Form 8-A, as amended, filed with the Securities and Exchange Commission on November 23, 1988.

(D) Incorporated by reference to exhibits filed in response to Item 30(b), "Exhibits," of the Company's Registration Statement on Form S-1 and Amendment No. 1 thereto (File No. 2-73663), as declared effective by the Securities and Exchange Commission on September 24, 1981.

(E) Incorporated by reference to exhibits filed in response to Item 14(a), "Exhibits," of the Company's Form 10-K for the year ended June 30, 1983.

(F) Incorporated by reference to exhibits filed in response to Item 20, "Exhibits," of the Company's Registration Statement on Form S-8/S-3 (file No. 2-98486) filed with the Securities and Exchange Commission on June 19, 1985.

(G) Incorporated by reference to exhibits filed in response to Item 16(a), "Exhibits," of the Company's Registration Statement on Form S-1 (File No. 2-78672) filed with the Securities and Exchange Commission on August 3, 1982.

(H) Incorporated by reference to exhibits filed in response to Item 14(a), "Exhibits," of the Company's 10-K for the year ended June 30, 1985.

(I) Incorporated by reference to exhibits filed in response to Item 14(a), "Exhibits," of the Company's Form 10-K for the year ended June 30, 1988.

(J) Incorporated by reference to exhibits filed in response to Item 7(c), "Exhibits," of the Company's Current Report on Form 8-K dated October 2, 1989.

(K) Incorporated by reference to exhibits filed in response to Item 14(a), "Exhibits," of the Company's Form 10-K for the year ended June 30, 1991.

(L) Incorporated by reference to exhibits filed in response to Item 7(c), "Exhibits," of the Company's Current Report on Form 8-K dated December 17, 1993.

(M) Incorporated by reference to exhibits filed in response to Item 14(a), "Exhibits," of the Company's Form 10-K for the year ended July 2, 1993.

(b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended July 1, 1994.

                                     SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                        SEAGATE TECHNOLOGY, INC.

                                        By:           ALAN F. SHUGART
                                            -----------------------------------
                                            (Alan F. Shugart, Chairman of the
                                            Board, President, Chief Executive
                                            Officer and Chief Operating Officer)

Dated: August 4, 1994

                               POWER OF ATTORNEY

     Know All Men By These Presents, that each person whose signature appears below constitutes and appoints Alan F. Shugart and Donald L. Waite, jointly and severally, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

        SIGNATURE                       TITLE                      DATE
        ---------                       -----                      ----
     ALAN F. SHUGART       Chairman of the Board, President,   August 4, 1994
- - - - - - - - - -------------------------    Chief Executive Officer and
    (ALAN F. SHUGART)          Chief Operating Officer


     DONALD L. WAITE           Senior Vice President and       August 4, 1994
- - - - - - - - - -------------------------       Chief Financial Officer
    (DONALD L. WAITE)          (Principal Financial and
                                 Accounting Officer)

      GARY B. FILLER                  Director                 August 4, 1994
- - - - - - - - - -------------------------
     (GARY B. FILLER)

     KENNETH HAUGHTON                  Director                August 4, 1994
- - - - - - - - - -------------------------
    (KENNETH HAUGHTON)

     ROBERT A. KLEIST                  Director                August 4, 1994
- - - - - - - - - -------------------------
    (ROBERT A. KLEIST)

     LAWRENCE PERLMAN                  Director                August 4, 1994
- - - - - - - - - -------------------------
    (LAWRENCE PERLMAN)

    THOMAS P. STAFFORD                 Director                August 4, 1994
- - - - - - - - - -------------------------
   (THOMAS P. STAFFORD)

   LAUREL L. WILKENING                 Director                August 4, 1994
- - - - - - - - - -------------------------
  (LAUREL L. WILKENING)

                            SEAGATE TECHNOLOGY, INC.
            SCHEDULE I -- MARKETABLE SECURITIES -- OTHER INVESTMENTS

         COL. A                         COL. B    COL. C     COL. D          COL. E
      --------------                  ---------  --------  ------------  -------------
      NAME OF ISSUER                  NUMBER OF                            AMOUNT AT
           AND                        SHARES OR            MARKET VALUE     WHICH
         TITLE OF                     PRINCIPAL             AT BALANCE    CARRIED IN
        EACH ISSUE                     AMOUNT      COST     SHEET DATE   BALANCE SHEET
      --------------                  ---------  --------  ------------  -------------
                                                    (IN THOUSANDS)
YEAR ENDED JULY 1, 1994:
U.S. Government Obligations.........  $146,547   $145,675    $144,586      $144,522
Corporate Bonds.....................   108,587    109,437     108,083       108,089
Municipal Bonds.....................    87,815     88,511      88,160        88,160
Commercial Paper....................   115,014    114,854     114,926       114,854
Taxable Auction Rate Preferreds.....    73,200     73,200      73,200        73,200
                                      --------   --------    --------      --------
  Total.............................  $531,163   $531,677    $528,955      $528,825
                                      ========   ========    ========      ========

                            SEAGATE TECHNOLOGY, INC.

    SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

                    COL. A                        COL. B        COL. C               COL. D                      COL. E
                    ------                      ----------     ---------    -------------------------    ------------------------
                                                                                   DEDUCTIONS            BALANCE AT END OF PERIOD
                                                BALANCE AT                  -------------------------    ------------------------
                                                 BEGINNING                   AMOUNTS        AMOUNT
              NAME OF DEBTOR(1)                  OF PERIOD     ADDITIONS    COLLECTED     WRITTEN OFF    CURRENT      NOT CURRENT
              -----------------                 ----------     ---------    ----------    -----------    --------     -----------
YEAR ENDED JULY 1, 1994:
Amyl Ahola, non-interest bearing note
  receivable of $100,000 due 6/2/96,
  collateralized by residence and note
  receivable of $11,250 bearing interest at 6%
  per annum, due on demand....................   $ 111,250     $      --     $ 11,250       $    --      $     --     $ 100,000
Charles Pope, note receivable bearing interest
  at 5% per annum, $100,000 due on demand,
  collateralized by residence.................     100,000            --           --            --       100,000            --
Manickam Shivaji, note receivable bearing
  interest at 7% per annum, $100,000 due
  9/14/97, collateralized by residence........     100,000            --           --            --            --       100,000
Edward Heller, note receivable bearing
  interest at 10% per annum, $100,000 due
  10/18/95, collateralized by residence.......     100,000            --           --            --            --       100,000
Michael Huntley, note receivable of $100,000
  bearing interest at 5% per annum, due
  8/13/98, collateralized by residence, and
  note receivable of $28,000 bearing interest
  at 5% per annum, due 8/13/95................          --       128,000           --            --        14,000       114,000
                                                 ---------     ---------     --------       -------      --------     ---------
         Total................................   $ 411,250     $ 128,000     $ 11,250       $    --      $114,000     $ 414,000
                                                 =========     =========     ========       =======      ========     =========

- - - - - - - - - ---------------

(1) All such debtors are employees of the Company.

                            SEAGATE TECHNOLOGY, INC.

    SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

                 COL. A                     COL. B       COL. C             COL. D                    COL. E
                 ------                     ------       ------             ------                    ------
                                            BALANCE                       DEDUCTIONS              BALANCE AT END
                                              AT                    ------------------------         OF PERIOD
                                           BEGINNING                 AMOUNTS       AMOUNT      ----------------------
           NAME OF DEBTOR(1)               OF PERIOD    ADDITIONS   COLLECTED    WRITTEN OFF   CURRENT    NOT CURRENT
           -----------------              -----------   ---------   ----------   -----------   --------   -----------
YEAR ENDED JULY 2, 1993:
Amyl Ahola, non-interest bearing note
  receivable of $100,000 due 6/2/96,
  collateralized by residence and note
  receivable of $11,250 bearing interest
  at 6% per annum, due on demand........    $100,000    $ 22,500   $   11,250      $  --       $ 11,250    $100,000
Charles Pope, note receivable bearing
  interest at 5% per annum, $100,000 due
  on demand, collateralized by
  residence.............................     100,000          --           --         --        100,000          --
Manickam Shivaji, note receivable
  bearing interest at 7% per annum,
  $100,000 due 9/14/97, collateralized
  by residence..........................          --     100,000           --         --             --     100,000
R. M. Roughton, note receivable bearing
  interest at 10% per annum, $25,000 due
  on demand, collateralized by
  residence, notes receivable bearing
  interest at 10% per annum, $284,000
  due on demand.........................     309,000          --      309,000         --             --          --
James Allan, notes receivable bearing
  interest at 10% per annum, $387,000
  due on demand.........................     387,000          --      387,000         --             --          --
Rick Riemer, notes receivable bearing
  interest at 10% per annum, $114,000
  due on demand.........................     114,000          --      114,000         --             --          --
David Larson, notes receivable bearing
  interest at 10% per annum, $245,500
  due on demand.........................     245,500          --      245,500         --             --          --
Dilip Patel, notes receivable bearing
  interest at 10% per annum, $125,500
  due on demand.........................     125,500          --      125,500         --             --          --
Kirk Roby, notes receivable bearing
  interest at 10% per annum, $110,000
  due on demand.........................     110,000          --      110,000         --             --          --
Stephen Rush, notes receivable bearing
  interest at 10% per annum, $106,500
  due on demand.........................     106,500          --      106,500         --             --          --
Edward Heller, note receivable bearing
  interest at 10% per annum, $100,000
  due 10/18/95, collateralized by
  residence.............................     100,000          --           --         --             --     100,000
Michael Alarid, notes receivable bearing
  interest at 10% per annum, $204,500
  due on demand.........................     204,500          --      204,500         --             --          --
                                          ----------    --------   ----------      -----       --------    --------
          Total.........................  $1,902,000    $122,500   $1,613,250      $  --       $111,250    $300,000
                                          ==========    ========   ==========      =====       ========    ========

- - - - - - - - - ---------------
 (1) All such debtors are employees of the Company.

                            SEAGATE TECHNOLOGY, INC.

    SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

                  COL. A                      COL. B       COL. C             COL. D                    COL. E
                  ------                      ------       ------             ------                    ------
                                                                            DEDUCTIONS
                                            BALANCE AT                -----------------------   BALANCE AT END OF PERIOD
                                             BEGINNING                 AMOUNTS      AMOUNT      ------------------------
            NAME OF DEBTOR(1)                OF PERIOD    ADDITIONS   COLLECTED   WRITTEN OFF    CURRENT     NOT CURRENT
            -----------------               -----------   ---------   ---------   -----------   ----------   -----------
YEAR ENDED JUNE 30, 1992:
Dan Dzaack, note receivable bearing
  interest at 10% per annum, $92,200 due
  9/30/96, collateralized by residence....   $  102,000    $     --    $  9,800      $  --      $       --     $ 92,200
Amyl Ahola, non-interest bearing note
  receivable of $100,000 due 6/2/96,
  collateralized by residence.............           --     100,000          --         --              --      100,000
Ron Verdoorn, non-interest bearing note
  receivable of $45,000 due on demand,
  notes receivable bearing interest at 10%
  per annum, $121,727 due on demand.......      166,727          --     121,727         --          45,000           --
Charles Pope, notes receivable bearing
  interest at 10% per annum, $100,000 due
  on demand, collateralized by
  residence...............................      100,000          --          --         --         100,000           --
R. M. Roughton, note receivable bearing
  interest at 10% per annum, $25,000 due
  on demand, collateralized by residence,
  notes receivable bearing interest at 10%
  per annum, $284,000 due on demand.......      211,000     123,000      25,000         --         309,000           --
James Allan, notes receivable bearing
  interest at 10% per annum, $387,000 due
  on demand...............................      387,000          --          --         --         387,000           --
Rick Riemer, notes receivable bearing
  interest at 10% per annum, $114,000 due
  on demand...............................       75,000      39,000          --         --         114,000           --
David Larson, notes receivable bearing
  interest at 10% per annum, $245,500 due
  on demand...............................      189,000      56,500          --         --         245,500           --
Dilip Patel, notes receivable bearing
  interest at 10% per annum, $125,500 due
  on demand...............................       86,000      39,500          --         --         125,500           --
Kirk Roby, notes receivable bearing
  interest at 10% per annum, $110,000 due
  on demand...............................       77,000      33,000          --         --         110,000           --
Joe Tilmant, note receivable bearing
  interest at 10% per annum, $216,000 due
  on demand...............................      216,000          --     216,000         --              --           --
Stephen Rush, notes receivable bearing
  interest at 10% per annum, $106,500 due
  on demand...............................       66,000      40,500          --         --         106,500           --
James Anderson, note receivable bearing
  interest at 10% per annum, $100,000 due
  6/30/93, collateralized by residence....      100,000          --      50,100         --          49,900           --
Edward Heller, note receivable bearing
  interest at 10% per annum, $100,000 due
  10/18/95, collateralized by residence...      100,000          --          --         --              --      100,000
Michael Alarid, notes receivable bearing
  interest at 10% per annum, $204,500 due
  on demand...............................      135,000      69,500          --         --         204,500           --
                                             ----------    --------    --------      -----      ----------     --------
          Total...........................   $2,010,727    $501,000    $422,627      $  --      $1,796,900     $292,200
                                             ==========    ========    ========      =====      ==========     ========

- - - - - - - - - ---------------

(1) All such debtors are employees of the Company.

                            SEAGATE TECHNOLOGY, INC.

               SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS

           COL. A                COL. B          COL. C             COL. D             COL. E            COL. F
           ------                ------          ------             ------             ------            ------
                                                           ADDITIONS
                               BALANCE AT      ---------------------------------
                                BEGINNING      CHARGED TO         CHARGED TO                           BALANCE AT
                                   OF           COSTS AND      OTHER ACCOUNTS --    DEDUCTIONS --       END OF
         DESCRIPTION             PERIOD         EXPENSES           DESCRIBE           DESCRIBE           PERIOD
         -----------           ----------      ----------      -----------------    -------------      ----------
YEAR ENDED JULY 1, 1994:
  Deducted from asset
     accounts:
Allowance for doubtful
  accounts...................  $46,514,000     $14,091,000        $        --        $17,775,000(1)    $42,830,000
                               ===========     ===========        ===========        ===========       ===========
YEAR ENDED JULY 2, 1993:
  Deducted from asset
     accounts:
Allowance for doubtful
  accounts...................  $39,866,000     $34,922,000        $        --        $28,274,000(2)    $46,514,000
                               ===========     ===========        ===========        ===========       ===========
YEAR ENDED JUNE 30, 1992:
  Deducted from asset
     accounts:
Allowance for doubtful
  accounts...................  $25,839,000     $23,880,000        $        --        $ 9,853,000(3)    $39,866,000
                               ===========     ===========        ===========        ===========       ===========

- - - - - - - - - ---------------

(1) $17,775,000 uncollectible accounts written off, net of recoveries.

(2) $25,748,000 uncollectible accounts written off, net of recoveries, $2,526,000 reclassification to notes receivable.

(3) $9,925,000 uncollectible accounts written off, net of recoveries, $(72,000) due to foreign exchange rates.

                                                                    EXHIBIT 11.1
                            SEAGATE TECHNOLOGY, INC.

                      COMPUTATION OF NET INCOME PER SHARE

                                                                            YEAR ENDED
                                                      ------------------------------------------------------
                                                                             JUNE        JUNE
                                                      JULY 1,    JULY 2,      30,         30,       JUNE 30,
                                                        1994       1993      1992        1991         1990
                                                      --------   --------   -------     -------     --------
                                                               (IN THOUSANDS EXCEPT PER SHARE DATA)
PRIMARY
Weighted average number of common shares outstanding
  during the year...................................    70,629     67,379    66,715      64,011       58,940
Incremental common shares attributable to exercise
  of outstanding options (assuming proceeds would be
  used to purchase treasury stock)..................     2,435      2,442     2,145       2,129        2,259
                                                      --------   --------   -------     -------     --------
          Total shares..............................    73,064     69,821    68,860      66,140       61,199
                                                      ========   ========   =======     =======     ========
Net income:
  Income before extraordinary gain..................  $225,110   $195,434   $63,183     $62,845     $117,241
  Extraordinary gain, net of tax effect.............        --         --        --       4,613           --
                                                      --------   --------   -------     -------     --------
          Net income................................  $225,110   $195,434   $63,183     $67,458     $117,241
                                                      ========   ========   =======     =======     ========
Net income per share:
  Income before extraordinary gain..................  $   3.08   $   2.80   $   .92     $   .95     $   1.92
  Extraordinary gain, net of tax effect.............        --         --        --         .07           --
                                                      --------   --------   -------     -------     --------
          Net income................................  $   3.08   $   2.80   $   .92     $  1.02     $   1.92
                                                      ========   ========   =======     =======     ========
FULLY DILUTED
Weighted average number of common shares outstanding
  during the year...................................    70,629     67,379    66,715      64,011       58,940
Incremental common shares attributable to exercise
  of outstanding options (assuming proceeds would be
  used to purchase treasury stock) and conversion of
  6 3/4% and 5% convertible subordinated
  debentures........................................    14,383      8,886     9,502       9,162        9,122
                                                      --------   --------   -------     -------     --------
          Total shares..............................    85,012     76,265    76,217      73,173       68,062
                                                      ========   ========   =======     =======     ========
Net income:
  Income before extraordinary gain..................  $225,110   $195,434   $63,183     $62,845     $117,241
  Add 6 3/4% convertible subordinated debentures
     interest, net of income tax effect.............    11,239     11,419    11,684      11,816       12,104
  Add 5% convertible subordinated debentures
     interest, net of income tax effect.............     4,592         --        --          --           --
                                                      --------   --------   -------     -------     --------
  Income before extraordinary gain, as adjusted.....   240,941    206,853    74,867      74,661      129,345
  Extraordinary gain, net of tax effect.............        --         --        --       4,613           --
                                                      --------   --------   -------     -------     --------
          Net income, as adjusted...................  $240,941   $206,853   $74,867     $79,274     $129,345
                                                      ========   ========   =======     =======     ========
Net income per share:
  Income before extraordinary gain, as adjusted.....  $   2.83   $   2.71   $   .98     $  1.02     $   1.90
  Extraordinary gain, net of tax effect, as
     adjusted.......................................        --         --        --         .06           --
                                                      --------   --------   -------     -------     --------
          Net income................................  $   2.83   $   2.71   $ .98(a)    $  1.08(a)  $   1.90
                                                      ========   ========   =======     =======     ========

- - - - - - - - - ---------------

(a) This calculation is submitted in accordance with Regulation S-K Item 601
    (b)(11) although it is contrary to paragraph 40 of APB Opinion #15 because it produces an anti-dilutive result.

                            SEAGATE TECHNOLOGY, INC.
                               INDEX TO EXHIBITS

EXHIBITS:                                                                                  NOTES:
- - - - - - - - - ---------                                                                                  ------
 3.1        Certificate of Incorporation of Registrant, as amended.                        (A)
 3.2        By-Laws of Registrant, as amended.                                             (B)
 4.1        Indenture dated May 6, 1987 between the Registrant and Chemical Bank.          (A)
 4.2        Preferred Shares Rights Agreement dated as of November 22, 1988 between
            Seagate Technology, Inc. and Bank of America, N.T.&S.A.                        (C)
 4.3        Indenture dated as of December 1, 1993 between Registrant and Chemical Bank.   (L)
 4.4        Registration rights agreement dated as of December 14, 1993 by and between the Registrant and Bear, Stearns & Co. Inc.
10.1        1981 Incentive Stock Option Plan and form of Stock Option Agreement.           (D)
10.2        1983 Incentive Stock Option Plan and form of Stock Option Agreement.           (E)
10.3        Seagate Technology Employee Stock Purchase Plan.                               (D)
10.4        Grenex, Inc. 1984 Stock Option Plan and form of Stock Agreement.               (F)
10.5        Ground and building lease dated March 31, 1983 between the Registrant and
            First Scotts Valley, Inc.                                                      (E)
10.6        Ground lease dated July 15, 1982 between the Registrant and First Scotts
            Valley, Inc.                                                                   (G)
10.7        Grant Deed dated June 25, 1983 between the Registrant and Albert L. and Anne
            Russo.                                                                         (A)
10.8        Lease Agreement dated May 20, 1985 between Seagate Singapore, Pte., Ltd. and
            Jurong Town Corporation, and related Mortgage Agreement.                       (H)
10.9        Lease Agreements dated from April 1, 1983 through May 16, 1985 between
            Seagate Technology Singapore, Pte., Ltd. and Jurong Town Corporation.          (H)
10.10       Lease Agreement dated September 11, 1984 between Seagate Technology
            Singapore, Pte., Ltd. and the Science Counsel of Singapore.                    (I)
10.11       Lease Agreement dated from August 16, 1985 through June 8, 1988 between
            Seagate Technology Singapore, Pte., Ltd. and Jurong Town Corporation.          (I)
10.12       Deed of Assignment dated February 18, 1987 between Seagate Technology
            Singapore, Pte., Ltd. and the Hong Kong and Shanghai Banking Corporation.      (I)
10.13       Factory Development Master Agreement dated December 14, 1987 and Amendment 1 thereto dated January 21, 1988 between Seagate Technology (Thailand) Ltd. and
            Mrs. Curairat Bonython.                                                        (I)
10.14       Master Agreement dated June 10, 1988 between Seagate Technology (Thailand)
            Ltd. and Chokchai International Co., Ltd.                                      (I)
10.15       Lease Agreement dated July 18, 1987 and Amendment No. 1 thereto dated June
            10, 1988 between Seagate Technology (Thailand) Ltd. and Chokchai
            International Co., Ltd.                                                        (I)
10.16       Industrial Lease dated December 31, 1983 between Mission Business Company and
            Grenex, Inc.                                                                   (H)
10.17       1991 Incentive Stock Option Plan and Form of Option Agreement, as amended.     (M)
10.18       Acquisition Agreement dated as of September 29, 1989 by and among Seagate
            Technology, Inc. and Control Data Corporation, Imprimis Technology
            Incorporated and Magnetic Peripherals, Inc.                                    (J)
10.19       Amended and Restated Directors' Option Plan and Form of Option Agreement.      (K)

EXHIBITS:                                                                                  NOTES:
- - - - - - - - - ---------                                                                                  ------
11.1        Computation of Net Income per Share (see page 24).
13.1        1994 Annual Report to Shareholders.
21.1        Subsidiaries of the Registrant.
23.1        Consent of Independent Auditors.
24.1        Power of Attorney (included on page 18).

- - - - - - - - - ---------------

(A) Incorporated by reference to exhibits filed in response to Item 16, "Exhibits," of the Company's Registration Statement on Form S-3 (File No. 33-13430) filed with the Securities and Exchange Commission on April 14, 1987.

(B) Incorporated by reference to exhibits filed in response to Item 14(a), "Exhibits," of the Company's Form 10-K, as amended, for the year ended June 30, 1990.

(C) Incorporated by reference to exhibits filed in response to Item 2, "Exhibits," of the Company's Registration Statement on Form 8-A, as amended, filed with the Securities and Exchange Commission on November 23, 1988.

(D) Incorporated by reference to exhibits filed in response to Item 30(b), "Exhibits," of the Company's Registration Statement on Form S-1 and Amendment No. 1 thereto (File No. 2-73663), as declared effective by the Securities and Exchange Commission on September 24, 1981.

(E) Incorporated by reference to exhibits filed in response to Item 14(a), "Exhibits," of the Company's Form 10-K for the year ended June 30, 1983.

(F) Incorporated by reference to exhibits filed in response to Item 20, "Exhibits," of the Company's Registration Statement on Form S-8/S-3 (file No. 2-98486) filed with the Securities and Exchange Commission on June 19, 1985.

(G) Incorporated by reference to exhibits filed in response to Item 16(a), "Exhibits," of the Company's Registration Statement on Form S-1 (File No. 2-78672) filed with the Securities and Exchange Commission on August 3, 1982.

(H) Incorporated by reference to exhibits filed in response to Item 14(a), "Exhibits," of the Company's 10-K for the year ended June 30, 1985.

(I) Incorporated by reference to exhibits filed in response to Item 14(a), "Exhibits," of the Company's Form 10-K for the year ended June 30, 1988.

(J) Incorporated by reference to exhibits filed in response to Item 7(c), "Exhibits," of the Company's Current Report on Form 8-K dated October 2, 1989.

(K) Incorporated by reference to exhibits filed in response to Item 14(a), "Exhibits," of the Company's Form 10-K for the year ended June 30, 1991.

(L) Incorporated by reference to exhibits filed in response to Item 7(c), "Exhibits," of the Company's Current Report on Form 8-K dated December 17, 1993.

(M) Incorporated by reference to exhibits filed in response to Item 14(a), "Exhibits," of the Company's Form 10-K for the year ended July 2, 1993.