Form 10-Q
period 1993-12-31
SEAGATE TECHNOLOGY INC
filed 1994-08-09
CIK 354952

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

                                     INDEX


                            SEAGATE TECHNOLOGY, INC.





PART I.    FINANCIAL INFORMATION                                  PAGE NO.
- - -------    ---------------------                                  --------
Item 1.    Financial Statements (Unaudited)

           Consolidated condensed statements of income--Three and
             six months ended December 31, 1993 and January 1, 1993   3

           Consolidated condensed balance sheets--December 31, 1993
             and July 2, 1993                                         4

           Consolidated condensed statements of cash flows--Six
             months ended December 31, 1993 and January 1, 1993       5

           Notes to consolidated condensed financial statements       6


Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                      9



PART II    OTHER INFORMATION
- - -------    -----------------

Item 1.    Legal Proceedings                                         11

Item 4.    Submission of Matters to a Vote of Security Holders       13

Item 6.    Exhibits and Reports on Form 8-K                          14


           SIGNATURES                                                15

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

                            SEAGATE TECHNOLOGY, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)
                                  (Unaudited)


                                                            December 31,             July 2,
                                                                1993                 1993(1)
                                                           -------------          ------------
ASSETS
- - ------

Cash and cash equivalents                                  $   859,105            $   426,094
Short-term investments                                         271,195                203,117
Accounts receivable                                            345,004                357,681
Inventories                                                    283,872                398,698
Deferred income taxes                                           90,340                 15,131
Other current assets                                            65,584                 70,558
                                                            ----------             ----------
  Total Current Assets                                       1,915,100              1,471,279
                                                            ----------             ----------
Property, equipment and leasehold improvements, net           366,665                 350,051
Goodwill and other intangibles, net                           132,895                 139,260
Other assets                                                   81,209                  70,603
                                                            ----------             ----------
  Total Assets                                              $2,495,869             $2,031,193
                                                            ==========             ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
- - ------------------------------------

Accounts payable                                            $  256,251             $  250,333
Accrued employee compensation                                   73,685                 64,310
Accrued expenses                                               159,556                193,050
Accrued income taxes                                            30,714                 34,800
Curent portion of long-term debt                                 1,396                  1,500
                                                            ----------             ----------
  Total Current Liabilities                                    521,602                543,993
                                                            ----------             ----------
Deferred income taxes                                         195,655                 123,581
Other liabilities                                              73,637                  37,102
Long-term debt, less current portion                          550,739                 281,276
                                                           ----------              ----------
  Total Liabilities                                         1,341,633                 985,952
                                                           ----------              ----------
Common stock                                                      707                     681
Additional paid-in capital                                    345,254                 315,569
Foreign currency translation adjustment                          (447)                   (461)
Retained earnings                                             808,722                 729,912
Deferred compensation                                              --                    (460)
                                                           ----------              ----------
  Total Shareholders' Equity                                1,154,236               1,045,241
                                                           ----------              ----------
  Total Liabilities and Shareholders' Equity               $2,495,869              $2,031,193
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