Form 10-Q
period 1994-09-30
SEAGATE TECHNOLOGY INC
filed 1994-10-25
CIK 354952

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                       of
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1994
                         Commission File Number 0-10630

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

                                Yes   X         No


On September 30, 1994, 72,707,460 shares of the registrant's common stock were issued and outstanding.

                                     INDEX


                            SEAGATE TECHNOLOGY, INC.





PART I.  FINANCIAL INFORMATION                                                    PAGE NO.
- - ------------------------------                                                    --------

Item 1.          Financial Statements (Unaudited)

                 Consolidated condensed statements of income--Quarters
                   ended September 30, 1994 and October 1, 1993                      3

                 Consolidated condensed balance sheets--September 30, 1994
                   and July 1, 1994                                                  4

                 Consolidated condensed statements of cash flows--Quarters
                   ended September 30, 1994 and October 1, 1993                      5

                 Notes to consolidated condensed financial statements                6


Item 2.          Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                        11



PART II          OTHER INFORMATION
- - ----------------------------------

Item 1.          Legal Proceedings                                                   15

Item 6.          Exhibits and Reports on Form 8-K                                    18


                 SIGNATURES                                                          19

                            SEAGATE TECHNOLOGY, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (In Thousands Except Per Share Data)
                                  (Unaudited)

                                                                                 Quarter Ended
                                                                          ---------------------------
                                                                           Sept. 30,         Oct. 1,
                                                                             1994             1993
                                                                          ----------        ---------

Net sales                                                                 $  933,146        $  773,878

Cost of sales                                                                735,001           634,020
Product development                                                           47,252            40,971
Marketing and administrative                                                  56,163            47,232
Amortization of goodwill and other intangibles                                 4,250             3,170
In-process research and development                                           43,000                --
                                                                          ----------         ---------
  Total Operating Expenses                                                   885,666           725,393

  Income from Operations                                                      47,480            48,485

Interest income                                                               14,698             6,198
Interest expense                                                             (8,207)           (4,865)
Other                                                                          1,322             1,708
                                                                          ----------        ----------
  Other Income                                                                 7,813             3,041
                                                                          ----------        ----------
Income before income taxes                                                    55,293            51,526
Provision for income taxes                                                    32,756            15,458
                                                                          ----------        ----------
Net Income                                                                 $  22,537         $  36,068
                                                                           =========         =========
NET INCOME PER SHARE:

Primary                                                                    $    0.30         $    0.51
Fully diluted                                                                   0.30              0.50

NUMBER OF SHARES USED IN
   PER SHARE COMPUTATIONS:

Primary                                                                       74,904            71,285
Fully diluted                                                                 91,501            77,573

See notes to consolidated condensed financial statements.

                            SEAGATE TECHNOLOGY, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)
                                  (Unaudited)

                                                                           Sept. 30,         July 1,
                                                                             1994            1994(1)
                                                                         -----------       -----------
ASSETS
- - ------
Cash and cash equivalents                                                 $  595,519       $   804,717
Short-term investments                                                       651,423           528,825
Accounts receivable                                                          381,959           392,231
Inventories                                                                  440,537           342,537
Deferred income taxes                                                        100,158            95,784
Other current assets                                                          88,004            82,351
                                                                          ----------        ----------
  Total Current Assets                                                     2,257,600         2,246,445

Property, equipment and leasehold improvements, net                          441,548           415,038
Goodwill and other intangibles, net                                          154,569           126,395
Other assets                                                                  94,524            89,652
                                                                          ----------        ----------
  Total Assets                                                            $2,948,241        $2,877,530
                                                                          ==========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
- - ------------------------------------
Accounts payable                                                          $  431,477        $  363,709
Accrued employee compensation                                                 96,408            83,843
Accrued expenses                                                             192,892           190,377
Accrued income taxes                                                          38,854            64,687
Current portion of long-term debt                                                372               168
                                                                          ----------        ----------
  Total Current Liabilities                                                  760,003           702,784

Deferred income taxes                                                        210,391           218,801
Other liabilities                                                             89,654            78,054
Long-term debt, less current portion                                         549,494           549,492
                                                                          ----------        ----------
  Total Liabilities                                                        1,609,542         1,549,131
                                                                          ----------        ----------
Common stock                                                                     728               728
Additional paid-in capital                                                   366,430           373,296
Foreign currency translation adjustment                                      (1,041)           (1,044)
Retained earnings                                                            977,956           955,419
Treasury common stock at cost                                                (3,477)                --
Unrealized loss on marketable securities                                     (1,897)                --
                                                                          ----------        ----------
  Total Shareholders' Equity                                               1,338,699         1,328,399
                                                                          ----------        ----------
  Total Liabilities and Shareholders' Equity                              $2,948,241        $2,877,530
                                                                          ==========        ==========

See notes to consolidated condensed financial statements.

(1) The information in this column was derived from the Company's aud.ted consolidated balance sheet as of July 1, 1994

                            SEAGATE TECHNOLOGY, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                                                   Quarter Ended
                                                                          ----------------------------
                                                                           Sept. 30,         Oct. 1,
                                                                             1994             1993
                                                                          -----------      -----------
OPERATING ACTIVITIES:
Net income                                                                $   22,537       $    36,068
Adjustments to reconcile net income to net cash from
  operating activities:
  Depreciation and amortization                                               45,656            47,508
  Deferred income taxes                                                     (14,496)             2,092
  In-process research and development                                         43,000                --
  Other                                                                        (155)               711
  Changes in operating assets and liabilities:
    Accounts receivable                                                       10,272            14,878
    Inventories                                                            (106,399)            66,899
    Other current assets                                                       5,175             (500)
    Accounts payable                                                          68,141          (28,364)
    Accrued employee compensation                                             12,565            10,472
    Accrued expenses                                                          14,253           (4,772)
    Accrued income taxes                                                    (21,764)          (18,763)
    Other liabilities                                                          (163)                90
                                                                          ----------        ----------
  Net cash provided by operating activities                                   78,622           126,319

INVESTING ACTIVITIES:
Acquisition of property, equipment and leasehold
  improvements, net                                                         (62,947)          (44,366)
Purchases of short-term investments                                        (577,756)          (71,132)
Sales of short-term investments                                              453,879            83,752
Acquisition of Palindrome Corporation, net of cash acquired                 (68,732)                --
Investment in Dragon Systems, Inc.                                          (18,550)                --
Increase in other non-current assets, net                                        559             (192)
Other, net                                                                       282                19
                                                                          ----------        ----------
  Net cash used in investing activities                                    (273,265)          (31,919)

FINANCING ACTIVITIES:
Repayment of long-term debt                                                     (81)             (131)
Sale of common stock                                                          11,422            12,437
Purchase of treasury stock                                                  (25,834)                --
                                                                          ----------        ----------
  Net cash provided by (used in) financing activities                       (14,493)            12,306

Effect of exchange rate changes on cash and cash equivalents                    (62)             (137)
                                                                          ----------        ----------
Increase (decrease) in cash and cash equivalents                           (209,198)           106,569
Cash and cash equivalents at the beginning of the period                     804,717           426,094
                                                                          ----------        ----------
Cash and cash equivalents at the end of the period                        $  595,519        $  532,663
                                                                          ==========        ==========

See notes to consolidated condensed financial statements.

                            SEAGATE TECHNOLOGY, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

1.    BASIS OF PRESENTATION

      The consolidated condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes the disclosures included in the unaudited consolidated condensed financial statements, when read in conjunction with the consolidated financial statements of the Company as of July 1, 1994 are adequate to make the information presented not misleading.

      The consolidated condensed financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to summarize fairly the consolidated financial position, results of operations and cash flows for such periods.

      The results of operations for the three months ended September 30, 1994 are not necessarily indicative of the results that may be expected for the entire year ending June 30, 1995.

      The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Accordingly, fiscal 1994 ended on July 1, 1994 and fiscal 1995 will end on June 30, 1995.

2.    NET INCOME PER SHARE

      Primary net income per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Fully diluted net income per share further assumes the conversion of the Company's 5% and 6-3/4% convertible subordinated debentures.

3.    BALANCE SHEET INFORMATION
      (In thousands)


                                                                           Sept. 30,         July 1,
                                                                             1994             1994
                                                                          -----------      -----------
         Accounts Receivable:

         Accounts receivable                                              $  427,388       $   435,061
         Allowance for non-collection                                       (45,429)          (42,830)
                                                                          ----------       -----------
                                                                          $  381,959       $   392,231
                                                                          ==========       ===========



                                                                           Sept. 30,          July 1,
                                                                             1994              1994
                                                                          ----------       ------------
         Inventories:
         Components                                                       $  202,435       $   188,477
         Work-in-process                                                      63,990            56,735
         Finished goods                                                      174,112            97,325
                                                                          ----------       -----------
                                                                          $  440,537       $   342,537
                                                                          ==========       ===========

         Property, equipment and leasehold improvements                   $1,022,469       $   970,853
         Allowance for depreciation and amortization                         580,921           555,815
                                                                          ----------       -----------
                                                                          $  441,548       $   415,038
                                                                          ==========       ===========

4.       INCOME TAXES

         The estimated tax rate used to compute the income tax provision for the quarters ended September 30, 1994 and October 1, 1993 is based on the Company's estimate of its domestic and foreign operating income for the respective year. The effective tax rate for the quarter ended September 30, 1994 was approximately 59% compared with 30% for the comparable quarter last year. The increase in the effective tax rate was due to the $43,000,000 write-off of in-process research and development incurred in connection with the acquisition of Palindrome Corporation that is not deductible for domestic tax purposes.

         Excluding the one time write-off of in-process research and development the Company's overall effective tax rate is 30%. The overall effective rate is less than the domestic statutory rate because a portion of the operating income is not subject to foreign income taxes and will not be subject to U.S. income tax because it is considered to be permanently invested in non-U.S. operations. Accordingly, taxes have not been provided on such income.

         The Company expects its effective tax rate for the remaining quarters of fiscal year 1995 will be 30%. The overall rate for the year will be higher than 30% due to the blending of the higher rate in the first quarter.

5.    SHAREHOLDERS' EQUITY

      Shares authorized and outstanding are as follows:


                                                                             Shares Outstanding
                                                                        ----------------------------
                                                                        Sept. 30,            July 1,
                                                                          1994                1994
                                                                        ---------            -------
         Preferred stock, par value $.01 per share,
           1,000,000 shares authorized                                          --                --

         Common stock, par value $.01 per share,
           200,000,000 shares authorized (shares
           outstanding exclude treasury shares of
           139,045 at September 30, 1994)                               72,707,460        72,832,351

6.       SUPPLEMENTAL CASH FLOW INFORMATION
         (In thousands)

                                                                               Quarter Ended
                                                                        ---------------------------
                                                                        Sept. 30,           Oct. 1,
                                                                          1994               1993
                                                                        ---------           -------

         Cash Transactions:
           Cash paid for interest                                       $      322        $      310
           Cash paid for income taxes                                       69,102            31,047

         Non-Cash Transaction:
           Receipt of note receivable for sale of building                      --             5,000
           Unrealized loss on marketable securities                          1,897                --

7.       CERTAIN INVESTMENTS

         Effective July 2, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect as of July 2, 1994 of the adoption of SFAS No. 115 did not have a material effect on the Company's financial condition or results of operations.

         The Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are stated at fair value with unrealized gains and losses reported as a separate component of shareholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses are included in other income (expense). The cost of securities sold is based on the specific identification method.

The following is a summary of available-for-sale securities at September 30, 1994 (in thousands):

                                                              GROSS            GROSS
                                          AMORTIZED        UNREALIZED       UNREALIZED
                                           COST               GAIN              LOSS        FAIR VALUE
                                          ---------         ---------         ---------      ---------

         Corporate Bonds                 $  346,221       $       --        $      601      $  345,620
         U.S. Government
           Obligations                      264,578              180             1,388         263,370
         Commercial Paper                   197,149               51                --         197,200
         Money Market
           Instruments                      135,536               --               124         135,412
         Municipal Bonds                    104,205               --                15         104,190
         Taxable Auction Rate
           Preferreds                        63,006               --                --          63,006
                                         ----------       ----------        ----------      ----------
         Total                           $1,110,695       $      231        $    2,128      $1,108,798
                                         ==========       ==========        ==========      ==========

         Included in short-term investments                                                 $  651,423
         Included in cash and cash equivalents                                                 457,375
                                                                                            ----------
           Total                                                                            $1,108,798
                                                                                            ==========

         The gross realized gains and losses on sale of available-for-sale securities were immaterial for the quarter ended September 30, 1994.

         The fair value of the Company's investment in debt securities at September 30, 1994, by contractual maturity, are as follows (in thousands):

         Due in less than 1 year                                                            $  750,787
         Due in 1 to 2-1/2 years                                                               358,011
                                                                                              --------
           Total                                                                            $1,108,798
                                                                                            ==========

8.    ACQUISITIONS

      On August 3, 1994 the Company acquired Palindrome Corporation, a developer of data protection and management software for NetWare based networks and enterprise LANs, for $69,000,000 in cash. The acquisition was accounted for as a purchase and, accordingly, the results of operations of Palindrome have been included in the consolidated financial statements from the date of acquisition. Goodwill and other intangibles arising from the acquisition are being amortized on a straight-line basis over periods ranging from 3 to 7 years. As a result of the acquisition the Company incurred a one time write-off of in-process research and development of $43,000,000.

         In July 1994 the Company acquired 25% of the outstanding voting stock of Dragon Systems, Inc., a developer of advanced speech recognition technology and products for personal computer and workstation platforms for $18.6 million in cash. Goodwill arising from the purchase is being amortized on a straight-line basis over seven years.

9.       LITIGATION

 See Part II, Item 1 of this Form 10-Q for a description of legal proceedings.

                            SEAGATE TECHNOLOGY, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

Net sales for the quarter ended September 30, 1994 were $933,146,000 as compared with $773,878,000 reported for the comparable year-ago quarter, and $1,001,065,000 reported for the immediately preceding quarter. The increase in net sales from the comparable year-ago quarter was primarily due to a higher level of unit shipments and a shift in mix to the Company's higher priced products partially offset by a decline in the average unit sales prices of the Company's products as a result of competitive market conditions. The decrease in net sales from the immediately preceding quarter was primarily due to a lower level of unit shipments and a decline in the average unit sales prices of the Company's products as a result of competitive market conditions partially offset by a shift in mix to the Company's higher priced products. The rigid disc drive industry in which the Company operates is characterized by declining unit sales prices over the life of a product and the Company anticipates this characteristic will continue.

Gross margin as a percentage of net sales was 21.2% for the quarter ended September 30, 1994, compared with 18.1% for the comparable quarter last year and 21.6% for the immediately preceding quarter. The increase in gross margin as a percentage of net sales from the comparable year- ago quarter was primarily due to a shift in mix to the Company's newer, higher capacity disc drives, an increase in units produced resulting in lower overhead costs per unit and a reduction in material costs partially offset by a decline in average unit sales prices of the Company's products as a result of competitive market conditions. The decrease in gross margin as a percentage of net sales from the immediately preceding quarter was primarily due to a decline in average unit sales prices of the Company's products as a result of competitive market conditions and a decrease in units produced resulting in higher overhead costs per unit partially offset by a shift in mix to the Company's newer, higher capacity disc drives and a reduction in material costs.

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

Product development expenses for the quarter ended September 30, 1994 were $47,252,000, an increase of $6,281,000 when compared with the same quarter last year and an increase of $1,937,000 when compared with the immediately preceding quarter ended July 1, 1994. These expenses represented 5.1% of net sales for the quarter ended

September 30, 1994 compared with 5.3% for the comparable year-ago quarter, and 4.5% for the immediately preceding quarter. The increase in expenses from the comparable year-ago quarter was primarily due to increases in salaries and related costs and expenses of the recently acquired software businesses, as well as an overall increase in the Company's product development efforts. The increase in expenses from the immediately preceding quarter was primarily due to product development expenses of the recently acquired software businesses.

Marketing and administrative expenses for the quarter ended September 30, 1994 were $56,163,000, an increase of $8,931,000 when compared with the comparable year-ago quarter, and a decrease of $3,487,000 when compared with the immediately preceding quarter. These expenses represented 6.0% of net sales for the quarter ended September 30, 1994 compared with 6.1% for the comparable year-ago quarter and 6.0% for the immediately preceding quarter. The increase in expenses from the comparable year-ago quarter was primarily due to expenses of the Company's recently acquired software businesses and increases in legal, advertising and telephone expenses and salaries and related costs. These increases in expenses were partially offset by a decrease in the provision for bad debts. The decrease in expenses from the immediately preceding quarter was primarily due to a decrease in the provision for bad debts and decreased legal expense, travel and entertainment and commissions, partially offset by marketing and administrative expenses of the Company's recently acquired software businesses.

Amortization of goodwill and other intangibles increased by $1,080,000 for the quarter ended September 30, 1994, when compared with the same quarter last year. The increase resulted from additional goodwill and other intangibles arising from the acquisition of Palindrome Corporation and the equity investment in Dragon Systems, Inc., both of which occurred during the quarter ended September 30, 1994.

The $43,000,000 charge for in-process research and development in the quarter ended September 30, 1994 is a one time write-off incurred in connection with the acquisition of Palindrome Corporation.

Net other income increased by $4,772,000 for the quarter ended September 30, 1994, when compared with the same quarter last year. The increase in net other income was primarily due to increased interest income as a result of higher levels of average invested cash and higher interest rates, partially offset by higher interest expense as a result of higher average debt outstanding.

The effective tax rate for the quarter ended September 30, 1994 was approximately 59% compared with 30% for the comparable quarter last year. The increase in the effective tax rate was due to the $43,000,000 write-off of in-process research and development incurred in connection with the acquisition of Palindrome Corporation that is not deductible for domestic tax purposes.

Excluding the one time write-off of in-process research and development the Company's overall effective tax rate is 30% which is less than the domestic statutory rate because a portion of the operating income is not subject to foreign income taxes and is considered to be permanently invested in non-U.S. operations.

The Company expects its effective tax rate for the remaining quarters of fiscal year 1995 will be 30%. The overall effective tax rate for the year will be higher than 30% due to the blending of the higher rate in the first quarter.

LIQUIDITY AND CAPITAL RESOURCES:

At September 30, 1994, the Company's cash, cash equivalents and short-term investments totaled $1,246,942,000, a decrease of $86,600,000 from the July 1, 1994 balance. This decrease was primarily a result of the Company's acquisition of Palindrome Corporation, its investment in Dragon Systems, Inc. and the repurchase by the Company of 1,015,000 shares of its common stock, partially offset by cash provided by operating activities. The Company's cash, cash equivalents and short-term investments are being maintained in short-term liquid investments until required for other purposes.

As of September 30, 1994 the Company had a domestic credit facility consisting of a $50 million line of credit. There were no borrowings under this line of credit at September 30, 1994 although approximately $12 million had been utilized for letters of credit. Additionally the Company had approximately $33 million of non-domestic lines of credit which can be used for borrowings as well as letters of credit, bankers' guarantees, and overdraft facilities. Although there were no borrowings under these lines at September 30, 1994, approximately $3 million had been utilized for bankers' guarantees and letters of credit. The Company also had approximately $26 million of lines of credit worldwide which can be used for letters of credit and bankers' guarantees, but not borrowings. Of the $26 million, approximately $5 million had been utilized at September 30, 1994.

The Company expects investments in property and equipment in the current fiscal year to approximate $375 million, of which approximately $63 million had been incurred through September 30, 1994. The Company plans to finance these investments from cash flows from operations and existing cash balances. The $63 million comprised $28 million for manufacturing facilities and equipment related to the Company's sub-assembly and disc drive final assembly and test facilities in the U.S. and Far East, $22 million for manufacturing facilities and equipment in the thin- film head operations in Minnesota, Malaysia and Northern Ireland, $7 million for expansion of the Company's thin-film media operations in Fremont, San Jose and Anaheim, California and $6 million for other purposes.

During the quarter ended September 30, 1994 the Company acquired 1,015,000 shares of its common stock for approximately $25.8 million. The repurchase of these shares was in connection with a stock repurchase program announced in July 1994 in which up to 7,000,000 shares of the Company's common stock may be acquired in the open market. The purpose of the stock repurchase program is to enhance shareholder value. The repurchase program also provides shares to be issued under the Company's employee stock plans and thereby reduces dilution from such plans.

The Company anticipates that users of computer systems will increasingly rely upon client/server network computing environments and believes that as this reliance increases, users will demand software that more efficiently and securely manages data across computer networked environments. As such, the Company is broadening its core competencies to include software products to meet these requirements. During the quarter ended September 30, 1994 the Company acquired Palindrome Corporation, a developer of data protection and management software, for $69 million, and purchased 25% of the outstanding voting stock of Dragon Systems, Inc., a developer of advanced speech recognition technology, for $18.6 million. The Company intends to continue its expansion into software by actively pursuing discussions with companies that fit with its strategy. The Company plans to finance these investments primarily from cash flows from operations and existing cash balances. However, it is also possible that the Company may utilize additional equity or debt financing.

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

SECURITIES LITIGATION

In 1988 a series of lawsuits were filed in Federal Court for the Northern District of California against the Company, alleging violations of the federal securities laws on behalf of a class of purchasers of the Company's securities. These lawsuits have been the subject of much pretrial proceedings, which have had the net effect of narrowing the claims made against the Company. The trial date is set for late 1994.

In 1991 another series of lawsuits were filed in Federal Court for the Northern District of California against the Company, alleging violations of the federal securities laws on behalf of a class of purchasers of the Company's securities. A stay of discovery has been entered by the Court and a trial date has not yet been set.

The Company believes both series of securities lawsuits are without merit and intends to vigorously contest each lawsuit.

ENVIRONMENTAL MATTERS

The United States Environmental Protection Agency (EPA) and/or similar state agencies have identified the Company as a potentially responsible party with respect to environmental conditions at several different sites to which hazardous wastes had been shipped or from which they were released. These sites were acquired by the Company from Control Data Corporation (CDC) in 1990. Other parties have also been identified at certain of these sites as potentially responsible parties. Many of these parties either have shared or likely will share in the costs associated with the sites. Investigative and/or remedial activities are ongoing at such sites.

The estimated cost of investigation and remediation of known contamination at the sites to be incurred after July 1, 1994 was approximately $15,200,000. At July 1, 1994 the Company had recovered approximately $1,500,000 from CDC through its indemnification and cost sharing agreements with CDC and, in addition, expects to recover approximately $10,400,000 over the next 30 years. After deducting the expected recoveries from CDC, the expected aggregate undiscounted liability was approximately $4,800,000 with expected payments of approximately $180,000 in 1998, $383,000 in 1999 and the remainder thereafter.

Approximately $14,500,000 of the $15,200,000 total estimated costs described above is attributable to one site in Omaha, Nebraska. In 1994 the Company sold the Omaha property; however, the Company retains responsibility for and has indemnified the buyer with respect to all environmental contamination existing on the site at the time of sale. IT Corporation, a nationally known environmental consulting firm, has provided consulting services to CDC and the Company for the Omaha site for several years and assisted the Company in estimating the liability related to the cost of remediation. This liability is based on a plan of investigation and remediation developed by IT Corporation pursuant to a

Consent Order entered into by the Company and the EPA in 1990. The extent of contamination in the groundwater is still being investigated and defined. According to the plan the likely technology for remediation of groundwater at the facility will be pumping and treatment, while remediation of soils will most likely be accomplished by soil vapor extraction, followed by in-situ bioremediation. A substantial portion of the Omaha liability was discounted by applying a risk free rate of 4.53% to the expected payments to be made by the Company over the next 30 years. None of the liabilities for any of the other sites has been discounted. The total liability for all sites recorded by the Company after discounting was $3,000,000 at July 1, 1994.

The Company believes that the indemnification and cost sharing agreements entered into with CDC and the reserves that the Company has established with respect to its future environmental costs are such that, based on present information available to it, future environmental costs related to currently known contaminations will not have a material adverse affect on its financial condition or results of operations.

PATENT LITIGATION

In November 1992, Rodime, PLC ("Rodime") filed a complaint in Federal Court for the Central District of California, alleging infringement of U.S. Patent No. B1 4,638,383 and various state law unfair competition claims. In February 1993, Rodime filed an amended complaint alleging infringement of a second patent, U.S. Patent No. 4,890,174. The Company has initiated a counter-claim against Rodime in the same action for infringement of a Seagate patent, U.S. Patent No. 4,620,251. On June 11, 1993, the Court issued an Order in which the companies stipulated to a dismissal with prejudice of any claims and counterclaims based on U.S. Patent Nos. 4,890,174 and 4,620,251. The Court previously scheduled a pre-trial conference for April 25, 1994; however, just prior to this date, the Court notified the parties that the pre-trial conference had been taken off calendar. No new date has been set for a pre-trial conference. Accordingly, the parties have not been given a date for the commencement of the trial.

Seagate has filed a number of motions for summary judgment in this action, some of which, if granted, would be completely dispositive of this action. All of these motions are still under submission with the Court. A similar partially dispositive motion for summary judgment was granted in the related action of Quantum Corporation v. Rodime, PLC, currently pending in the District of Minnesota. Rodime has appealed this adverse judgment and this appeal is currently pending before the Court of Appeals for the Federal Circuit.

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

TAX DEFICIENCY

The Internal Revenue Service ("IRS") in 1990 concluded a field audit of the Company's income tax returns for the fiscal years 1983 through 1987 and issued to the Company "Notices of Deficiency" (the "Notices") for the fiscal years 1981 through 1987 proposing tax deficiencies of approximately $112,280,000 plus interest. The major proposed adjustment to income in those fiscal years related to the allocation of income between the Company and its manufacturing subsidiary in Singapore.
On February 8, 1994, the United States Tax Court issued an opinion concerning the allocation of income between the Company and its Singapore subsidiary for the fiscal years 1983 through 1987. A number of other adjustments were settled by the parties prior to the issuance of the Tax Court's opinion. Although the parties are currently in the process of completing the final computation of the income adjustments sustained by the Tax Court, the Company expects that the consequences of the Tax Court decision and the prior settlement will be the elimination of nearly all of the tax deficiencies proposed by the IRS in its Notices and the elimination of the Company's net operating loss carryovers from these fiscal years to the fiscal year 1988 and subsequent fiscal years. The net operating loss carryovers thus eliminated totaled approximately $50,000,000. The Tax Court will enter a decision implementing its opinion once the final computation is made. Such decision will be subject to appeal by either the Company or the IRS. The Company believes that the final adjustments resulting from this audit will not have a material adverse effect on the Company's financial condition or results of operations.

The IRS in 1994 concluded a field audit of the Company's income tax returns for the fiscal years 1988 through 1990 and issued to the Company a "Notice of Deficiency" (the "1994 Notice") for those fiscal years. The majority of the proposed adjustments to income in those fiscal years related to the allocation of income between the Company and its foreign subsidiaries. The proposed adjustments to income and tax credits in the 1994 Notice resulted in proposed tax deficiencies of approximately $66,000,000, plus penalties and interest.
The proposed income adjustments would also eliminate tax net operating loss and tax credit carryovers that have been used to offset taxable income and tax liabilities in other fiscal years. The combined impact on net operating loss and tax credit carryovers from the resolution of the audit for the fiscal years 1981 through 1987 and the adjustments proposed in the 1994 Notice would be to eliminate tax net operating loss carryovers of approximately $81,000,000 and tax credit carryforwards of approximately $14,000,000, which would result in additional taxes of approximately $41,000,000 plus interest for the three years ended July 2, 1993. The Company on June 7, 1994 filed a Petition in the United States Tax Court contesting these proposed deficiencies and related penalties. The IRS filed its Answer on August 4, 1994. The Company believes that the likely outcome of these matters will not have a material adverse effect on the Company's financial condition or results of operations.

OTHER LITIGATION

Amstrad PLC ("Amstrad") initiated a lawsuit against the Company in London, England on December 11, 1992 concerning the Company's sale of allegedly defective disc drives to Amstrad. The Company has replied to the allegations made against it by Amstrad by denying all material points of Amstrad's claim and asserting many affirmative defenses. Discovery is continuing and a trial date has been set for April 1996 with various earlier dates for exchange of expert and other testimony. The Company believes this lawsuit is without merit and will continue to defend itself vigorously.

In October 1991 International Business Machines Corporation ("IBM") initiated a lawsuit in the Federal District Court for Minnesota against the Company and one of its employees for allegedly threatening the misappropriation of IBM trade secrets. IBM thereafter amended its complaint adding another Company employee as a defendant and alleging that the defendants have now misappropriated IBM trade secrets. Discovery is proceeding and the case is to be made trial ready by January 1995. The Company believes that IBM's claims are without merit. The Company and the two individual defendants have also filed counterclaims against IBM.

The Company is involved in a number of other judicial and administrative proceedings incidental to its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits

The following exhibits are included herein:

11.1 Computation of Net Income per Share
27   Financial Data Schedule

(b)  Reports on Form 8-K

No reports on Form 8-K have been filed with the Securities and Exchange Commission during the three months ended September 30, 1994.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            SEAGATE TECHNOLOGY, INC.
                                  (Registrant)




DATE:  October 24, 1994                    BY:     /s/  Donald L. Waite
                                                   -------------------------------------
                                                        DONALD L. WAITE
                                                        Sr. Vice President, Finance and
                                                        Chief Financial Officer
                                                        (Principal Financial and
                                                        Accounting Officer)



DATE:  October 24, 1994                    BY:     /s/  Alan F. Shugart
                                                   -----------------------------------
                                                        ALAN F. SHUGART
                                                        Chairman of the Board,
                                                        President and Chief Executive
                                                        Officer, (Principal Executive
                                                        Officer and Director)


                                                                    EXHIBIT 11.1
                            SEAGATE TECHNOLOGY, INC.
                      COMPUTATION OF NET INCOME PER SHARE
                      (In thousands except per share data)

                                                                                 Quarter Ended
                                                                        ------------------------------
                                                                          Sept. 30,           Oct. 1,
                                                                            1994               1993
                                                                        -------------     ------------
PRIMARY
- - -------

Weighted average number of common shares outstanding
  during the period                                                           72,773            68,830

Incremental common shares attributable to exercise
  of outstanding options (assuming proceeds would
  be used to purchase treasury stock)                                          2,131             2,455
                                                                          -----------       ----------
Total shares                                                                  74,904            71,285
                                                                          ===========       ==========
Net Income:
  Amount                                                                  $   22,537        $   36,068
  Per share                                                               $     0.30        $     0.51

FULLY DILUTED
- - -------------

Weighted average number of common shares outstanding
  during the period                                                           72,773            68,830

Incremental common shares attributable to exercise of
  outstanding options (assuming proceeds would be used
  to purchase treasury stock) and conversion of 6-3/4%
  and 5% convertible subordinated debentures                                  18,728             8,743
                                                                          ----------        ----------
Total shares                                                                  91,501            77,573
                                                                          ==========        ==========
Net Income:
  Amount                                                                  $   22,537        $   36,068
  Add 6-3/4% convertible subordinated debentures interest,
    net of income tax effect                                                   2,810             2,810
  Add 5% convertible subordinated debentures interest, net
    of income tax effect                                                       2,112                --
                                                                          ----------        ----------
Total                                                                     $   27,459        $   38,878
                                                                          ==========        ==========
Per share                                                                 $     0.30        $     0.50
                                                                          ==========        ==========


                            SEAGATE TECHNOLOGY, INC.

                               INDEX TO EXHIBITS





EXHIBIT
NUMBER
- - -------


11.1             Computation of Net Income per Share (see page 20)


27               Financial Data Schedule
