Form 10-Q
period 1994-12-30
SEAGATE TECHNOLOGY INC
filed 1995-02-02
CIK 354952

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                       of
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended December 30, 1994
                         Commission File Number 0-10630

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

                              Yes   X         No
                                  ------         ------

On December 30, 1994, 71,348,273 shares of the registrant's common stock were issued and outstanding.

                                     INDEX


                            SEAGATE TECHNOLOGY, INC.






PART I.      FINANCIAL INFORMATION                                                  PAGE NO.
- --------------------------------------------------------------------------------------------

Item 1.      Financial Statements (Unaudited)

             Consolidated condensed statements of income--
               Three and six months ended December 30, 1994 and
               December 31, 1993                                                        3

             Consolidated condensed balance sheets--
               December 30, 1994 and July 1, 1994                                       4

             Consolidated condensed statements of cash flows--
               Six months ended December 30, 1994 and
               December 31, 1993                                                        5

             Notes to consolidated condensed financial statements                       6


Item 2.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                               11



PART II      OTHER INFORMATION
- ------------------------------

Item 1.      Legal Proceedings                                                         15

Item 2.      Changes in the Rights of the Company's Security Holders                   18

Item 4.      Submission of Matters to a Vote of Security Holders                       18

Item 5.      Other Information                                                         19

Item 6.      Exhibits and Reports on Form 8-K                                          20

             SIGNATURES                                                                21


                            SEAGATE TECHNOLOGY, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (In Thousands Except Per Share Data)
                                  (Unaudited)



                                                           Three Months Ended                Six Months Ended
                                                       -------------------------         ------------------------
                                                       Dec. 30           Dec. 31         Dec. 30          Dec. 31
                                                        1994              1993            1994              1993
                                                       -------           -------         -------          -------

Net sales                                             $1,129,563         $815,890       $2,062,709       $1,589,768

Cost of sales                                            903,032          661,159        1,638,033        1,295,179
Product development                                       53,037           41,855          100,289           82,826
Marketing and administrative                              62,084           49,507          118,247           96,739
Amortization of goodwill and
  other intangibles                                        4,868            3,193            9,118            6,363
In-process research and development                           --               --           43,000               --
                                                      ----------         --------       ----------       ----------
  Total Operating Expenses                             1,023,021          755,714        1,908,687        1,481,107

  Income from Operations                                 106,542           60,176          154,022          108,661

Interest income                                           14,989            7,320           29,687           13,518
Interest expense                                          (8,085)          (5,313)         (16,292)         (10,178)
Other                                                       (205)          (1,123)           1,117              585
                                                      ----------         --------       ----------       ----------
  Other Income                                             6,699              884           14,512            3,925
                                                      ----------         --------       ----------       ----------
Income before income taxes                               113,241           61,060          168,534          112,586
Provision for income taxes                                33,972           18,318           66,728           33,776
                                                      ----------         --------       ----------       ----------
  Net Income                                          $   79,269         $ 42,742       $  101,806       $   78,810
                                                      ==========         ========       ==========       ==========
NET INCOME PER SHARE:

Primary                                               $     1.07         $   0.59       $     1.37       $     1.09
Fully diluted                                               0.93             0.57             1.23             1.06

NUMBER OF SHARES USED IN
   PER SHARE COMPUTATIONS:

Primary                                                   74,118           72,828           74,511           72,057
Fully diluted                                             90,712           81,233           91,108           79,786


See notes to consolidated condensed financial statements.

                            SEAGATE TECHNOLOGY, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)
                                  (Unaudited)

                                                                                Dec. 30,          July  1,
                                                                                  1994            1994(1)
                                                                                --------          --------
ASSETS
Cash and cash equivalents                                                     $  623,166        $  804,717
Short-term investments                                                           598,298           528,825
Accounts receivable                                                              480,273           392,231
Inventories                                                                      398,733           342,537
Deferred income taxes                                                            103,738            95,784
Other current assets                                                              96,343            82,351
                                                                              ----------        ----------
  Total Current Assets                                                         2,300,551         2,246,445

Property, equipment and leasehold improvements, net                              484,203           415,038
Goodwill and other intangibles, net                                              154,565           126,395
Other assets                                                                     104,035            89,652
                                                                              ----------        ----------
  Total Assets                                                                $3,043,354        $2,877,530
                                                                              ==========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts payable                                                              $  468,974        $  363,709
Accrued employee compensation                                                     95,294            83,843
Accrued expenses                                                                 203,645           190,377
Accrued income taxes                                                              20,534            64,687
Current portion of long-term debt                                                    290               168
                                                                              ----------        ----------
  Total Current Liabilities                                                      788,737           702,784

Deferred income taxes                                                            230,425           218,801
Other liabilities                                                                 98,469            78,054
Long-term debt, less current portion                                             549,487           549,492
                                                                              ----------        ----------
  Total Liabilities                                                            1,667,118         1,549,131
                                                                              ----------        ----------
Common stock                                                                         728               728
Additional paid-in capital                                                       361,077           373,296
Foreign currency translation adjustment                                           (1,042)           (1,044)
Retained earnings                                                              1,057,225           955,419
Treasury common stock at cost                                                    (37,245)               --
Unrealized loss on marketable securities                                          (4,507)               --
                                                                              ----------        ----------
  Total Shareholders' Equity                                                   1,376,236         1,328,399
                                                                              ----------        ----------
  Total Liabilities and Shareholders' Equity                                  $3,043,354        $2,877,530
                                                                              ==========        ==========

See notes to consolidated condensed financial statements.


(1) The information in this column was derived from the Company's audited. consolidated balance sheet as of July 1, 1994.

                            SEAGATE TECHNOLOGY, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                                                      Six Months Ended
                                                                                --------------------------
                                                                                Dec. 30,          Dec. 31,
                                                                                  1994             1993
                                                                                --------          --------
OPERATING ACTIVITIES:
Net income                                                                     $ 101,806         $  78,810
Adjustments to reconcile net income to net cash from operating activities:
  Depreciation and amortization                                                   94,520            92,750
  Deferred income taxes                                                            1,958            12,500
  In-process research and development                                             43,000                --
  Other                                                                              314              (475)
  Changes in operating assets and liabilities:
    Accounts receivable                                                          (84,936)           12,677
    Inventories                                                                  (76,035)          110,108
    Other current assets                                                           3,376               (26)
    Accounts payable                                                             102,070             1,724
    Accrued employee compensation                                                 11,196             9,375
    Accrued expenses                                                             (15,569)            3,050
    Accrued income taxes                                                         (36,714)          (14,049)
    Other liabilities                                                             49,147                (9)
                                                                               ---------         ---------
  Net cash provided by operating activities                                      194,133           306,435

INVESTING ACTIVITIES:
Acquisition of property, equipment and leasehold
  improvements, net                                                             (132,742)          (88,383)
Purchases of short-term investments                                             (743,892)         (251,698)
Sales of short-term investments                                                  669,365           183,120
Acquisition of Palindrome Corporation, net of cash acquired                      (69,570)               --
Acquisition of Tape Head Technology                                              (21,827)               --
Investment in Dragon Systems, Inc.                                               (18,550)               --
Increase in other non-current assets, net                                         (1,401)          (11,361)
Other, net                                                                           277                16
                                                                               ---------         ---------
  Net cash used in investing activities                                         (318,340)         (168,306)

FINANCING ACTIVITIES:
Issuance of long-term debt                                                            --           270,750
Repayment of long-term debt                                                         (164)           (1,409)
Sale of common stock                                                              17,967            24,039
Purchase of treasury stock                                                       (74,870)               --
                                                                               ---------         ---------
  Net cash provided by (used in) financing activities                            (57,067)          293,380

Effect of exchange rate changes on cash and cash equivalents                        (277)            1,502
                                                                               ---------         ---------
Increase (decrease) in cash and cash equivalents                                (181,551)          433,011
Cash and cash equivalents at the beginning of the period                         804,717           426,094
                                                                               ---------         ---------
Cash and cash equivalents at the end of the period                             $ 623,166         $ 859,105
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

    The results of operations for the six months ended December 30, 1994 are not necessarily indicative of the results that may be expected for the entire year ending June 30, 1995.

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

3.  BALANCE SHEET INFORMATION
         (In thousands)

                                                             Dec. 30,           July 1,
                                                               1994              1994
                                                             --------           -------
    Accounts Receivable:

    Accounts receivable                                      $528,229          $435,061
    Allowance for non-collection                              (47,956)          (42,830)
                                                             --------          --------
                                                             $480,273          $392,231
                                                             ========          ========



                                                                              Dec. 30,             July 1,
                                                                                1994                1994
                                                                              --------             -------
             Inventories:

             Components                                                     $  185,372          $  188,477
             Work-in-process                                                    59,192              56,735
             Finished goods                                                    154,169              97,325
                                                                            ----------          ----------
                                                                            $  398,733          $  342,537
                                                                            ==========          ==========

             Property, Equipment and Leasehold Improvements:

             Property, equipment and leasehold improvements                 $1,107,339          $  970,853
             Allowance for depreciation and amortization                      (623,136)           (555,815)
                                                                            ----------          ----------
                                                                            $  484,203          $  415,038
                                                                            ==========          ==========

4.  INCOME TAXES

    The effective tax rate used to compute the income tax provision for the six months ended December 30, 1994 and December 31, 1993 is based on the Company's estimate of its domestic and foreign operating income for each respective year. The effective tax rate for the six months ended December 30, 1994 was 40% compared with 30% for the comparable period last year.
    The increase in the effective tax rate was due to the $43,000,000 write-off, in the quarter ended September 30, 1994, of in-process research and development incurred in connection with the acquisition of Palindrome Corporation that is not deductible for domestic tax purposes.

    Excluding the one time write-off of in-process research and development, the Company's overall effective tax rate was 30% for the six months ended December 30, 1994. The overall effective rate is less than the statutory rate because a portion of the operating income is not subject to foreign income taxes and is considered to be permanently invested in non-U.S. operations. Accordingly, taxes have not been provided on such income.

    The Company's effective tax rate for the quarter ended December 30, 1994 was 30%. The Company's effective tax rate for the quarter ending March 31, 1995 may be higher than 30% due to the anticipated write-off of in-process research and development to be incurred in connection with future acquisitions including the acquisition of Network Computing, Inc. (see footnote number 10, "Subsequent Event", below). The overall effective tax rate for the year should be higher than 30% due to the higher rate in the first quarter and the anticipated or potentially higher rates in the third and fourth quarters.

5.  SHAREHOLDERS' EQUITY

    Shares authorized and outstanding are as follows:

                                                                          Shares Outstanding
                                                                      ---------------------------
                                                                      Dec. 30,            July 1,
                                                                        1994               1994
                                                                      --------            -------
    Preferred stock, par value $.01 per share,
     1,000,000 shares authorized                                            --                 --

    Common stock, par value $.01 per share,
     200,000,000 shares authorized (shares
     outstanding exclude treasury shares of
     1,498,232 at December 30, 1994)                                71,348,273         72,832,351

6.  SUPPLEMENTAL CASH FLOW INFORMATION
    (In thousands)

                                                                            Six Months Ended
                                                                       --------------------------
                                                                       Dec. 30,          Dec. 31,
                                                                         1994              1993
                                                                       --------          --------

    Cash Transactions:
     Cash paid for interest                                            $ 16,439          $  9,795
     Cash paid for income taxes                                         100,602            32,848

    Non-Cash Transactions:
     Receipt of note receivable for sale of building                         --             5,000
     Unrealized loss on marketable securities                             4,507                --

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

    The following is a summary of available-for-sale securities at December 30, 1994 (in thousands):

                                                              GROSS          GROSS
                                               AMORTIZED    UNREALIZED     UNREALIZED
                                                 COST          GAIN           LOSS         FAIR VALUE
                                               ---------    ----------     ----------      ----------

                                               <C
    Corporate Bonds                            $ 305,002       $177          $1,587        $  303,592

    U.S. Government
      Obligations                                288,370         65           3,187           285,248
    Commercial Paper                             251,597         24              --           251,621
    Money Market
      Instruments                                 74,520         --              --            74,520
    Municipal Bonds                               92,841         71              70            92,842
    Taxable Auction Rate
      Preferreds                                  34,000         --              --            34,000
                                               ---------       ----          ------        ----------
      Total                                    $1,046,33       $337          $4,844        $1,041,823
                                               =========       ====          ======        ==========

    Included in short-term investments                                                     $  598,298
    Included in cash and cash equivalents                                                     443,525
                                                                                           ----------
      Total                                                                                $1,041,823
                                                                                           ==========

    The gross realized gains and losses on the sale of available-for-sale securities were immaterial for the six month period ended December 30, 1994.

    The fair value of the Company's investment in debt securities at December 30, 1994, by contractual maturity, are as follows (in thousands):

    Due in less than 1 year                                                                $  737,743
    Due in 1 to 2-1/2 years                                                                   304,080
                                                                                           ----------
      Total                                                                                $1,041,823
                                                                                           ==========


8.  ACQUISITIONS

    In December 1994 the Company acquired Applied Magnetics Corporation's Tape Head Subsidiary, a designer, manufacturer and marketer of magnetic recording tape heads for the digital data storage segment of the computer industry, for $21,500,000 in cash. Of the $21,500,000, $6,500,000 was placed in escrow pursuant to various agreements between the Company and Applied Magnetics Corporation (AMC). Among other things these agreements require AMC to provide the Company with documentation and delivery of certain manufacturing processes and technologies, and to meet various delivery and quality milestones. The acquisition was accounted for as a purchase and, accordingly, the results of operations of Tape Head Technology have been included in the consolidated financial statements from the date of acquisition. Goodwill and other intangibles arising from the acquisition are being amortized on a straight line basis over periods ranging from eight months to ten years.

    In August 1994 the Company acquired Palindrome Corporation, a developer of data protection and management software for NetWare based networks and enterprise LANs, for $69,000,000 in cash. The acquisition was accounted for as a purchase and, accordingly, the results of operations of Palindrome have been included in the consolidated financial statements from the date of acquisition. Goodwill and other intangibles arising from the acquisition are being amortized on a straight-line basis over periords ranging from 3 to 7 years. As a result of the acquisition the Company incurred a one time write-off of in-process research and development of $43,000,000.

    In July 1994 the Company acquired 25% of the outstanding voting stock of Dragon Systems, Inc., a developer of advanced speech recognition technology and products for personal computer and workstation platforms for $18,600,000 in cash. Goodwill arising from the purchase is being amortized on a straight-line basis over seven years.

9.  LITIGATION

    See Part II, Item 1 of this Form 10-Q for a description of legal proceedings.

10. SUBSEQUENT EVENT

    In January 1995 the Company signed a definitive agreement to acquire Network Computing, Inc. (NCI), a privately-held California-based developer of network management software products for Novell NetWare networks. The acquisition, which is subject to certain closing conditions, will be for cash, in an amount currently estimated at $10,250,000, and will be accounted for as a purchase. The Company anticipates that it will incur a one-time write-off of in-process research and development of approximately $5,000,000 to $6,000,000 in the third quarter of fiscal 1995, ending March 31, 1995.

                            SEAGATE TECHNOLOGY, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

Net sales for the quarter ended December 30, 1994 were $1,129,563,000 as compared with $815,890,000 reported for the comparable year-ago quarter, and $933,146,000 reported for the immediately preceding quarter. Net sales for the six months ended December 30, 1994 were $2,062,709,000 as compared with $1,589,768,000 reported for the comparable period a year ago. The increase in net sales from the comparable year-ago quarter, the immediately preceding quarter and the comparable six month period last year was primarily due to a higher level of unit shipments and a shift in mix to the Company's higher priced products partially offset by a decline in the average unit sales prices of the Company's products as a result of competitive market conditions. The rigid disc drive industry in which the Company operates is characterized by declining unit sales prices over the life of a product and the Company anticipates this characteristic will continue.

Gross margin as a percentage of net sales was 20.1% and 20.6% for the three and six months ended December 30, 1994, respectively, compared with 19.0% and 18.5% for the same periods last year and 21.2% for the immediately preceding quarter. The increase in gross margin as a percentage of net sales from both comparable year-ago periods was primarily due to a shift in mix to the Company's newer, higher capacity disc drives, an increase in units produced resulting in lower overhead costs per unit and a reduction in material costs partially offset by a decline in average unit sales prices of the Company's products as a result of competitive market conditions. The decrease in gross margin as a percentage of net sales from the immediately preceding quarter was primarily due to a decline in average unit sales prices of the Company's products as a result of competitive market conditions and lower yields in certain newer, higher capacity disc drives partially offset by a shift in mix to such newer, higher capacity disc drives, an increase in units produced resulting in lower overhead costs per unit and a reduction in material costs.

Effective January 1, 1995, the European Union ("EU") established a new General System of Preferences (GSP). Under this revised code certain products which had been exempt from customs duties under the previous GSP rules, including hard disc drives imported into the EU from Singapore, again became subject to such duties (although at a rate lower than Most Favored Nation [MFN] duties). In addition, in 1995 Singapore will progressively lose its status as a beneficiary country. Thus, hard disc drives produced there and imported into the EU will thereafter realize no reduction from full MFN duty. The imposition of such customs duties could negatively impact revenues or increase costs and adversely impact gross margins depending upon the extent to which such duties are absorbed by the Company.

Product development expenses for the three and six months ended December 30, 1994 were $53,037,000 and $100,289,000 respectively, an increase of $11,182,000 and $17,463,000 respectively, when compared with the comparable periods last year and an increase of $5,785,000 when compared with the immediately preceding quarter ended September 30, 1994. These expenses represented 4.7% and 4.9% of net sales for the three and six months ended December 30, 1994, respectively, compared with 5.1% and 5.2%, respectively for the comparable year-ago periods, and 5.1% for the immediately preceding quarter. The increase in expenses from both comparable year-ago periods was primarily due to increases in salaries and related costs, costs incurred in connection with a joint development agreement with Sony Corporation, Japan, and expenses of the recently acquired software businesses, as well as an overall increase in the Company's product development efforts. The increase in expenses from the immediately preceding quarter was primarily due to increases in outside services and salaries and related costs.

Marketing and administrative expenses for the three and six months ended December 30, 1994 were $62,084,000 and $118,247,000 respectively, an increase of $12,577,000 and $21,508,000 respectively, when compared with the comparable periods last year and an increase of $5,921,000 when compared with the immediately preceding quarter ended September 30, 1994. These expenses represented 5.5% and 5.7% of net sales for the three and six months ended December 30, 1994, respectively, compared with 6.1% for both comparable year-ago periods, and 6.0% for the immediately preceding quarter. The increase in expenses from the comparable year-ago quarter was primarily due to expenses of the Company's recently acquired software businesses and increases in salaries and related costs, advertising and telephone expenses. These increases in expenses were partially offset by decreases in travel and entertainment and the provision for bad debts. The increase in expenses from the comparable six month period last year was primarily due to expenses of the Company's recently acquired software businesses and increases in salaries and related costs, advertising, legal and telephone expenses partially offset by a decrease in the provision for bad debts and decreased travel and entertainment expenses. The increase in expenses from the immediately preceding quarter was primarily due to increases in salaries and related costs, expenses of the Company's recently acquired software businesses, advertising, travel and entertainment and outside services, partially offset by a decrease in legal expenses.

Amortization of goodwill and other intangibles increased by $1,675,000 and $2,755,000 for the three and six months ended December 30, 1994, when compared with the same periods last year. The increase from both comparable year-ago periods resulted primarily from additional goodwill and other intangibles arising from the acquisition of Palindrome Corporation and the equity investment in Dragon Systems, Inc., both of which occurred during the quarter ended September 30, 1994.

The $43,000,000 charge for in-process research and development in the six months ended December 30, 1994 is a one time write-off incurred in connection with the acquisition of Palindrome Corporation.

Net other income increased by $10,587,000 for the six months ended December 30, 1994, when compared with the same period last year. The increase in net other income was primarily due to increased interest income as a result of higher levels of average invested cash and higher interest rates, partially offset by higher interest expense as a result of higher average debt outstanding.

The effective tax rate for the six months ended December 30, 1994 was approximately 40% compared with 30% for the comparable period last year. The increase in the effective tax rate was due to the $43,000,000 write-off, in the quarter ended September 30, 1994, of in-process research and development incurred in connection with the acquisition of Palindrome Corporation that is not deductible for domestic tax purposes.

Excluding the one time write-off of in-process research and development the Company's overall effective tax rate was 30% for the six months ended December 30, 1994. The effective tax rate is less than the statutory rate because a portion of the operating income is not subject to foreign income taxes and is considered to be permanently invested in non-U.S. operations.

The Company's effective tax rate for the quarter ended December 30, 1994 was 30%. The Company's effective tax rate for the quarter ending March 31, 1995 may be higher than 30% due to the anticipated write-off of in-process research and development to be incurred in connection with future acquisitions including the acquisition of Network Computing, Inc. (see below and footnote number 10, "Subsequent Event", to the consolidated condensed financial statements). The overall effective tax rate for the year should be higher than 30% due to the higher rate in the first quarter and the anticipated or potentially higher rates in the third and fourth quarters.

LIQUIDITY AND CAPITAL RESOURCES:

At December 30, 1994, the Company's cash, cash equivalents and short-term investments totaled $1,221,464,000, a decrease of $112,078,000 from the July 1, 1994 balance. This decrease was primarily a result of the Company's additions to property, equipment and leasehold improvements, its acquisitions of Palindrome Corporation and Tape Head Technology, its investment in Dragon Systems, Inc. and the repurchase by the Company of 2,987,100 shares of its common stock, partially offset by cash provided by operating activities. The Company's cash, cash equivalents and short-term investments are being maintained in short-term liquid investments until required for other purposes.

As of December 30, 1994 the Company had a domestic credit facility consisting of a $50 million line of credit. There were no borrowings under this line of credit at December 30, 1994 although approximately $11 million had been utilized for letters of credit. Additionally the Company had approximately $33 million of non-domestic lines of credit which can be used for borrowings as well as letters of credit, bankers' guarantees, and overdraft facilities. Although there were no borrowings under these lines at December 30, 1994, approximately $2 million had been utilized for bankers' guarantees and letters of credit. The Company also had approximately $28 million of lines of credit worldwide which can be used for letters of credit and bankers' guarantees, but not borrowings. Of the $28 million, approximately $5 million had been utilized at December 30, 1994.

The Company expects investments in property and equipment in the current fiscal year to approximate $400 million, of which approximately $137 million had been incurred through December 30, 1994. The Company plans to finance these investments from cash flows from operations and existing cash balances. The $137 million comprised $59 million for manufacturing facilities and equipment related to the Company's sub-assembly and disc drive final assembly and test facilities in the U.S. and Far East, $49 million for manufacturing facilities and equipment in the thin-film head operations in the U.S., Malaysia and Northern Ireland, $17 million for expansion of the Company's thin-film media operations in California and $12 million for other purposes.

During the six months ended December 30, 1994 the Company acquired 2,987,100 shares of its common stock for approximately $74.9 million. The repurchase of these shares was in connection with a stock repurchase program announced in July 1994 in which up to 7,000,000 shares of the Company's common stock may be acquired in the open market.
The purpose of the stock repurchase program is to enhance shareholder value. The repurchase program also provides shares to be issued under the Company's employee stock plans and thereby reduces dilution from such plans.

The Company anticipates that users of computer systems will increasingly rely upon client/server network computing environments and believes that as this reliance increases, users will demand software that more efficiently and securely manages data across computer networked environments. As such, the Company is broadening its core competencies to include software products to meet these requirements. During the quarter ended September 30, 1994 the Company acquired Palindrome Corporation, a developer of data protection and management software, for $69 million, and purchased 25% of the outstanding voting stock of Dragon Systems, Inc., a developer of advanced speech recognition technology, for $18.6 million. In addition, in January 1995 the Company signed a definitive agreement to acquire Network Computing, Inc. (NCI), a privately-held developer of network management software products for Novell NetWare networks. The acquisition, which is subject to certain closing conditions, will be for cash, in an amount currently estimated at $10,250,000 and will be accounted for as a purchase. The Company anticipates that it will incur a one-time write-off of in-process research and development of approximately $5,000,000 to $6,000,000 in the third quarter of fiscal 1995, ending March 31, 1995.

The Company is also pursuing a strategy to establish itself as a leading supplier of selected magnetic recording components, including thin-film heads, to other manufacturers. In line with this strategy, the Company, during the quarter ended December 30, 1994, acquired Applied Magnetics Corporation's Tape Head Subsidiary, a designer, manufacturer and marketer of magnetic recording tape heads for the digital data storage segment of the computer industry, for $21.5 million.

The Company intends to continue its expansion into software and other complementary businesses and is actively pursuing discussions with companies that fit with its strategy. The Company plans to finance these investments primarily from cash flows from operations and existing cash balances. However, it is also possible that the Company may utilize additional equity or debt financing.

                                   PART II
                              OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

SECURITIES LITIGATION

In 1988 a series of lawsuits were filed in Federal Court for the Northern District of California against the Company, alleging violations of the federal securities laws on behalf of a class of purchasers of the Company's securities. These lawsuits have been the subject of much pretrial proceedings, which have had the net effect of narrowing the claims made against the Company. The trial date is set for March 15, 1995.

In 1991 another series of lawsuits were filed in Federal Court for the Northern District of California against the Company, alleging violations of the federal securities laws on behalf of a class of purchasers of the Company's securities. Discovery is continuing and a trial date has been set for January 1996.

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

The estimated cost of investigation and remediation of known contamination at the sites to be incurred after July 1, 1994 was approximately $15,200,000. At July 1, 1994 the Company had recovered $1,500,000 from CDC, through its indemnification and cost sharing agreements with CDC and, in addition, expects to recover approximately $10,400,000 over the next 30 years. After deducting the expected recoveries from CDC, the expected aggregate undiscounted liability was approximately $4,800,000 with expected payments of approximately $180,000 in 1998, $383,000 in 1999 and the remainder thereafter.

Approximately $14,500,000 of the $15,200,000 total estimated costs described above is attributable to one site in Omaha, Nebraska. In 1994 the Company sold the Omaha property; however, the Company retains responsibility for, and has indemnified the buyer with respect to, all environmental contamination existing on the site at the time of sale. IT Corporation, a nationally known environmental consulting firm, has provided consulting services to CDC and the Company for the Omaha site for several years and assisted the Company in estimating the liability related to the cost of remediation. This liability is based on a plan of investigation and remediation developed by IT Corporation pursuant to a Consent Order entered into by the Company and the EPA in 1990. The extent of contamination in the groundwater is still being investigated and defined. According to the plan the likely technology for remediation of groundwater at the facility will be pumping and treatment, while remediation of soils will most likely be accomplished by soil vapor extraction, followed by in-situ bioremediation. A substantial portion of the Omaha liability was discounted by applying a risk free rate of 4.53% to the expected payments to be made by the Company over the next 30 years. None of the liabilities for any of the other sites has been discounted. The total liability for all sites recorded by the Company after discounting was $3,000,000 at July 1, 1994.

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

Seagate has filed a number of motions for summary judgment in this action, some of which, if granted, would be completely dispositive of this action. All of these motions are still under submission with the Court. A similar partially dispositive motion for summary judgment was granted by the District Court of Minnesota in the related action of Quantum Corporation v. Rodime, PLC, resulting in a final judgment of invalidity of certain claims of Rodime's
U.S. Patent No. B1 4,638,383. Rodime appealed this adverse judgment to the Court of Appeals for the Federal Circuit and the oral argument of this appeal was heard on November 10, 1994. The Court of Appeals has yet to render a decision on this appeal.

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

On October 5, 1994 a patent infringement action was filed against the Company by an individual James M. White in the U.S. District Court for the Northern District of California for alleged infringement of U.S. Patent Nos. 4,673,996 and 4,870,519. Both patents relate to air bearing sliders.

Prior to the filing of the lawsuit, the Company filed a Petition for Reexamination of U.S. Patent No. 4,673,996 with the United States Patent and Trademark Office ("PTO") and this Petition was granted shortly after the lawsuit was filed. Subsequently, the Company filed a Petition for Reexamination of U.S. Patent No. 4,870,519. The PTO has yet to rule on this second Petition. There has been no significant action thus far in the District Court action.

The Company and the Company's patent counsel believe that the claims of the two White patents are invalid for the reasons set forth in the two Petitions for Reexamination.

TAX DEFICIENCY

The Internal Revenue Service ("IRS") in 1990 concluded a field audit of the Company's income tax returns for the fiscal years 1983 through 1987 and issued to the Company "Notices of Deficiency" (the "Notices") for the fiscal years 1981 through 1987 proposing tax deficiencies of approximately $112,280,000 plus interest. The major proposed adjustment to income in those fiscal years related to the allocation of income between the Company and its manufacturing subsidiary in Singapore. On November 29, 1994 the United States Tax Court entered a decision concerning the allocation of income between the Company and its Singapore subsidiary for the fiscal years 1983 through 1987. A number of other adjustments were settled by the parties prior to the issuance of the Tax Court's decision. The consequences of the Tax Court decision and the prior settlement are the elimination of nearly all of the tax deficiencies proposed by the IRS in its Notices and the reduction of the Company's net operating loss carryovers from these fiscal years to the fiscal year 1988 and subsequent fiscal years as described below. Such decision is currently subject to appeal by either the Company or the IRS. The Company believes that the final adjustments resulting from this audit will not have a material adverse effect on the Company's financial condition or results of operations.

The IRS in 1994 concluded a field audit of the Company's income tax returns for the fiscal years 1988 through 1990 and issued to the Company a "Notice of Deficiency" (the "1994 Notice") for those fiscal years. The majority of the proposed adjustments to income in those fiscal years related to the allocation of income between the Company and its foreign subsidiaries. The proposed adjustments to income and tax credits in the 1994 Notice resulted in proposed tax deficiencies of approximately $66,000,000 plus penalties and interest. The proposed income adjustments would also eliminate tax net operating loss and tax credit carryovers that have been used to offset taxable income and tax liabilities in other fiscal years. The combined impact on net operating loss and tax credit carryovers from the resolution of the audit for the fiscal years 1981 through 1987 and the adjustments proposed in the 1994 Notice would be to eliminate tax net operating loss carryovers of approximately $81,000,000 and tax credit carryforwards of approximately $14,000,000 which would result in additional taxes of approximately $41,000,000 plus interest for the three years ended July 2, 1993. The Company on June 7, 1994 filed a petition in the United States Tax Court contesting these proposed deficiencies and related penalties. The IRS filed its Answer on August 4, 1994. The Company believes that the outcome of these matters will not have a material adverse effect on the Company's financial condition or results of operations.

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

In October 1991 International Business Machines Corporation ("IBM") initiated a lawsuit in the Federal District Court for Minnesota against the Company and one of its employees for allegedly threatening the misappropriation of IBM trade secrets. IBM thereafter amended its complaint adding another Company employee as a defendant and alleging that the defendants had now misappropriated IBM trade secrets. On November 14, 1994 the parties entered into a Settlement Agreement mutually dismissing all claims, each against the other and entered into a patent cross license.

The Company is involved in a number of other judicial and administrative proceedings incidental to its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 2.  CHANGES IN THE RIGHTS OF THE COMPANY'S SECURITY HOLDERS

On November 21, 1988, the Company's Board of Directors declared a dividend distribution of one Preferred Shares Purchase Right (each a "Right" and collectively the "Rights") for each share of the Company's Common Stock outstanding as of the close of business on December 19, 1988 and each share of Common Stock issued thereafter (subject to certain limitations). The Preferred Shares Rights Agreement (the "Rights Plan") dated November 22, 1988 between the Company and Bank of America, N.T. & S.A., as Rights Agent (the "Rights Agent"), provides, among other things, that after a "Distribution Date" as defined in the Rights Plan, each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of the Company's Series A Participating Preferred Stock, $.01 par value (the "Series A Participating Preferred"), initially at a price of $36.00 (the "Purchase Price"). On October 27, 1994, the Company's Board of Directors adopted resolutions directing the Company's management to terminate the Rights Plan. On November 29, 1994, the Company and the Rights Agent amended the Rights Plan so as to accelerate the expiration date of the Rights Plan to December 1, 1994, thereby terminating the Rights Plan as of such date.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 1994 Annual Meeting of Shareholders was held on October 27, 1994. The following is a brief description of each matter voted upon at the meeting and a statement of the number of votes cast for, against or withheld and the number of abstentions and broker nonvotes with respect to each matter.

(a) The shareholders elected the following directors:

                                                                   FOR                     WITHHELD
                                                                   ---                     --------
                 Alan F. Shugart                                63,362,313                 229,493
                 Gary B. Filler                                 63,354,309                 237,497
                 Kenneth E. Haughton                            63,359,656                 232,150
                 Robert A. Kleist                               63,347,163                 244,643
                 Lawrence E. Perlman                            63,306,168                 285,638
                 Thomas P. Stafford                             63,340,547                 251,259
                 Laurel L. Wilkening                            63,353,158                 238,648


(b) The shareholders approved an amendment of the Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 2,000,000 shares.

                                                                                           BROKER
                      FOR                  AGAINST                 ABSTAIN                 NONVOTE
                      ---                  -------                 -------                 -------
                  60,289,537              2,153,653                493,852                 654,764

(c) The shareholders ratified and approved the Company's Performance-Based Executive Compensation Plan.


                                                                                          BROKER
                      FOR                  AGAINST                 ABSTAIN                NONVOTE
                      ---                  -------                 -------                -------
                  57,792,129              2,497,055                526,621               2,776,001

(d) The shareholders ratified the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending June 30, 1995.

                                                                                           BROKER
                      FOR                   AGAINST                ABSTAIN                 NONVOTE
                      ---                   -------                -------                 -------
                  63,351,541                120,348                119,917                      --


ITEM 5.  OTHER INFORMATION

In November 1994, Seagate's application to the New York Stock Exchange, Inc. for the original listing of its Common Stock and $266,838,000 principal amount of 6-3/4% Convertible Subordinated Debentures due 2012 was approved and trading of such securities commenced on the New York Stock Exchange in December 1994.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

The following exhibits are included herein:

11.1  Computation of Net Income per Share

27    Financial Data Schedule

(b)  Reports on Form 8-K

No reports on Form 8-K have been filed with the Securities and Exchange Commission during the three months ended December 30, 1994.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            SEAGATE TECHNOLOGY, INC.
                                  (Registrant)




DATE:  February 2, 1995               BY:  /s/  Donald L. Waite
                                           --------------------
                                           DONALD L. WAITE
                                           Sr. Vice President, Finance and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)



DATE:  February 2, 1995               BY:  /s/  Alan F. Shugart
                                           --------------------
                                           ALAN F. SHUGART
                                           Chairman of the Board,
                                           President and Chief Executive
                                           Officer, (Principal Executive
                                           Officer and Director)

                            SEAGATE TECHNOLOGY, INC.

                               INDEX TO EXHIBITS





EXHIBIT
NUMBER
- -------

11.1         Computation of Net Income per Share (see page 22)


27           Financial Data Schedule