Form 10-Q/A
period 1994-12-30
SEAGATE TECHNOLOGY INC
filed 1995-02-17
CIK 354952

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q/A

                                  AMENDMENT #1

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


                          Yes  __X__        No _____


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



                            SEAGATE TECHNOLOGY, INC.
                                  (Registrant)




DATE:  February 17, 1995                  BY:  /s/  Donald L. Waite
                                              -------------------------------
                                              DONALD L. WAITE
                                              Sr. Vice President, Finance and
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)




DATE:  February 17, 1995                  BY:  /s/  Alan F. Shugart
                                               -----------------------------
                                               ALAN F. SHUGART
                                               Chairman of the Board,
                                               President and Chief Executive
                                               Officer, (Principal Executive
                                               Officer and Director)

                            SEAGATE TECHNOLOGY, INC.

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER
- -------
11.1         Computation of Net Income per Share



27           Financial Data Schedule