Form 10-Q
period 1995-03-31
SEAGATE TECHNOLOGY INC
filed 1995-04-28
CIK 354952

                            SEAGATE TECHNOLOGY, INC.
                                 920 DISC DRIVE
                             SCOTTS VALLEY, CA 95066
                                 (408) 438-6550

                                 APRIL 28, 1995

VIA EDGAR

SECURITIES AND EXCHANGE COMMISSION
450 FIFTH STREET, N.W.
WASHINGTON, D.C.  20549

         RE:      SEAGATE TECHNOLOGY, INC.
                  CIK NO.  0000354952
                  QUARTERLY REPORT ON FORM 10-Q

LADIES AND GENTLEMEN:

         IN ACCORDANCE WITH REGULATION S-T, WE ARE SUBMITTING HEREWITH IN ELECTRONIC FORMAT VIA EDGAR, ONE COPY OF THE QUARTERLY REPORT ON FORM 10-Q OF SEAGATE TECHNOLOGY, INC. FOR THE FISCAL QUARTER ENDED MARCH 31, 1995 INCLUDING THE EXHIBITS THERETO.

         PLEASE DIRECT ALL QUESTIONS CONCERNING THE ENCLOSED MATERIALS TO THE UNDERSIGNED.

                                          VERY TRULY YOURS,

                                          /S/  WALTER W. WORTH

                                          WALTER W. WORTH
                                          DIRECTOR, EXTERNAL FINANCIAL REPORTING

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                                       of

                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1995

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


On March 31, 1995, 70,635,899 shares of the registrant's common stock were issued and outstanding.

                                      INDEX

                            SEAGATE TECHNOLOGY, INC.

PART I.  FINANCIAL INFORMATION                                                PAGE NO.
- --------------------------------------------------------------------------------------
Item 1.           Financial Statements (Unaudited)

                  Consolidated condensed statements of income--
                    Three and nine months ended March 31, 1995 and
                    April 1, 1994                                                3

                  Consolidated condensed balance sheets--
                    March 31, 1995 and July 1, 1994                              4

                  Consolidated condensed statements of cash flows--
                    Nine months ended March 31, 1995 and
                    April 1, 1994                                                5

                  Notes to consolidated condensed financial statements           6


Item 2.           Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                   11

PART II          OTHER INFORMATION

Item 1.           Legal Proceedings                                             15

Item 6.           Exhibits and Reports on Form 8-K                              18

                  SIGNATURES                                                    19

                            SEAGATE TECHNOLOGY, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (In Thousands Except Per Share Data)
                                   (Unaudited)

                                             Three Months Ended                  Nine Months Ended
                                          March 31,        April 1,        March 31,        April 1,
                                            1995             1994            1995             1994
                                            ----             ----            ----             ----
Net sales                               $ 1,184,582      $  909,270      $ 3,247,291      $ 2,499,038

Cost of sales                               953,665         715,918        2,591,698        2,011,097
Product development                          56,012          43,766          156,301          126,592
Marketing and administrative                 59,385          52,305          177,632          149,044
Amortization of goodwill and
  other intangibles                           5,958           3,184           15,076            9,547
In-process research and development          12,780            --             55,780             --
                                        -----------      ----------      -----------      -----------
  Total Operating Expenses                1,087,800         815,173        2,996,487        2,296,280

  Income from Operations                     96,782          94,097          250,804          202,758

Interest income                              17,451          10,312           47,138           23,830
Interest expense                             (8,112)         (8,313)         (24,404)         (18,491)
Other                                         1,122            (316)           2,239              269
                                        -----------      ----------      -----------      -----------
  Other Income                               10,461           1,683           24,973            5,608
                                        -----------      ----------      -----------      -----------
Income before income taxes                  107,243          95,780          275,777          208,366
Provision for income taxes                   36,978          28,734          103,706           62,510
                                        -----------      ----------      -----------      -----------
Net Income                              $    70,265      $   67,046      $   172,071      $   145,856
                                        ===========      ==========      ===========      ===========
NET INCOME PER SHARE:

Primary                                 $      0.97      $     0.91      $      2.33      $      2.01
Fully diluted                                  0.84            0.80             2.06             1.88

NUMBER OF SHARES USED IN
   PER SHARE COMPUTATIONS:

Primary                                      72,462          73,796           73,829           72,637
Fully diluted                                89,309          90,389           90,783           83,190


See notes to consolidated condensed financial statements.

                            SEAGATE TECHNOLOGY, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

                                                            March 31,           July 1,
                                                              1995              1994(1)
                                                            ---------           -------
ASSETS
Cash and cash equivalents                                 $   707,156        $   804,717
Short-term investments                                        487,495            528,825
Accounts receivable                                           523,077            392,231
Inventories                                                   365,944            342,537
Deferred income taxes                                         107,704             95,784
Other current assets                                           97,927             82,351
                                                          -----------        -----------
  Total Current Assets                                      2,289,303          2,246,445

Property, equipment and leasehold improvements, net           535,071            415,038
Goodwill and other intangibles, net                           169,760            126,395
Other assets                                                  104,334             89,652
                                                          -----------        -----------
  Total Assets                                            $ 3,098,468        $ 2,877,530
                                                          ===========        ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable                                          $   403,607        $   363,709
Accrued employee compensation                                 105,333             83,843
Accrued expenses                                              226,321            190,377
Accrued income taxes                                           19,605             64,687
Current portion of long-term debt                              10,035                168
                                                          -----------        -----------
  Total Current Liabilities                                   764,901            702,784

Deferred income taxes                                         258,192            218,801
Other liabilities                                             111,313             78,054
Long-term debt, less current portion                          539,538            549,492
                                                          -----------        -----------
  Total Liabilities                                         1,673,944          1,549,131
                                                          -----------        -----------
Common stock                                                      728                728
Additional paid-in capital                                    355,336            373,296
Foreign currency translation adjustment                        (1,040)            (1,044)
Retained earnings                                           1,127,490            955,419
Treasury common stock at cost                                 (56,429)              --
Unrealized loss on marketable securities                       (1,561)              --
                                                          -----------        -----------
  Total Shareholders' Equity                                1,424,524          1,328,399
                                                          -----------        -----------
  Total Liabilities and Shareholders' Equity              $ 3,098,468        $ 2,877,530
                                                          ===========        ===========

See notes to consolidated condensed financial statements.

(1) The information in this column was derived from the Company's audited consolidated balance sheet as of July 1, 1994.

                            SEAGATE TECHNOLOGY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                               Nine Months Ended
                                                                            March 31,       April 1,
                                                                              1995            1994
                                                                              ----            ----
OPERATING ACTIVITIES:
Net income                                                                $ 172,071        $ 145,856
Adjustments to reconcile net income to net
 cash from operating activities:
  Depreciation and amortization                                             151,418          131,674
  Deferred income taxes                                                      21,573           25,516
  In-process research and development                                        55,780             --
  Other                                                                        (854)           1,043
  Changes in operating assets and liabilities:
    Accounts receivable                                                    (127,565)         (34,473)
    Inventories                                                             (49,350)          94,683
    Other current assets                                                      1,802           (4,526)
    Accounts payable                                                         33,251           77,246
    Accrued employee compensation                                            21,150           18,641
    Accrued expenses                                                         (9,324)          21,402
    Accrued income taxes                                                    (34,533)            (536)
    Other liabilities                                                        78,066              (30)
                                                                          ---------        ---------
  Net cash provided by operating activities                                 313,485          476,496

INVESTING ACTIVITIES:

Acquisition of property, equipment and leasehold  improvements, net        (223,106)        (137,296)
Purchases of short-term investments                                        (887,518)        (454,103)
Sales of short-term investments                                             928,147          303,953
Acquisitions of businesses, net of cash acquired                           (119,422)            --
Equity investments                                                          (20,811)            --
Increase in other non-current assets, net                                    (1,823)         (13,442)
Other, net                                                                      285               12
                                                                          ---------        ---------
  Net cash used in investing activities                                    (324,248)        (300,876)

FINANCING ACTIVITIES:
Issuance of long-term debt                                                     --            270,750
Repayment of long-term debt                                                    (426)          (3,887)
Sale of common stock                                                         28,470           33,881
Purchase of treasury stock                                                 (113,409)            --
                                                                          ---------        ---------
  Net cash provided by (used in) financing activities                       (85,365)         300,744

Effect of exchange rate changes on cash and cash equivalents                 (1,433)            (482)
                                                                          ---------        ---------
Increase (decrease) in cash and cash equivalents                            (97,561)         475,882
Cash and cash equivalents at the beginning of the period                    804,717          426,094
                                                                          ---------        ---------
Cash and cash equivalents at the end of the period                        $ 707,156        $ 901,976
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

         The results of operations for the nine months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the entire year ending June 30, 1995.

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

3.       BALANCE SHEET INFORMATION
             (In thousands)

                                            March  31,         July 1,
                                              1995              1994
                                              ----              ----
         Accounts Receivable:

         Accounts receivable                $ 573,091        $ 435,061
         Allowance for non-collection         (50,014)         (42,830)
                                            ---------        ---------
                                            $ 523,077        $ 392,231
                                            =========        =========

                                                                March  31,         July 1,
                                                                   1995             1994
                                                                   ----             ----
         Inventories:

         Components                                            $   184,978        $ 188,477
         Work-in-process                                            67,248           56,735
         Finished goods                                            113,718           97,325
                                                               -----------        ---------
                                                               $   365,944        $ 342,537
                                                               ===========        =========

         Property, Equipment and Leasehold Improvements:

         Property, equipment and leasehold improvements        $ 1,192,880        $ 970,853
         Allowance for depreciation and amortization              (657,809)        (555,815)
                                                               -----------        ---------
                                                               $   535,071        $ 415,038
                                                               ===========        =========

4.       INCOME TAXES

         The effective tax rate used to compute the income tax provision for the nine months ended March 31, 1995 and April 1, 1994 is based on the Company's estimate of its domestic and foreign operating income for each respective year. The effective tax rate for the nine months ended March 31, 1995 was 38% compared with 30% for the comparable period last year. The increase in the effective tax rate was due to the $43,000,000 write-off, in the quarter ended September 30, 1994, of in-process research and development incurred in connection with the acquisition of Palindrome Corporation and the $12,780,000 write-off, in the current quarter, of in-process research and development incurred in connection with the acquisitions of Network Computing, Inc. and NetLabs Inc. that is not deductible for domestic tax purposes.

         Excluding the one time write-offs of in-process research and development, the Company's overall effective tax rate was 30% for the nine months ended March 31, 1995. The overall effective rate is less than the statutory rate because a portion of the operating income is not subject to foreign income taxes and is considered to be permanently invested in non-U.S. operations. Accordingly, taxes have not been provided on such income.

         The Company's effective tax rate for the quarter ended March 31, 1995 was 34% compared with 30% for the comparable period last year. The increase in the effective tax rate was due to the $12,780,000 write-off of in-process research and development incurred in connection with the acquisitions of Network Computing, Inc. and NetLabs Inc. The Company expects that its effective tax rate, before the impact of any write-off of in-process research and development that may result from future acquisitions, will be 30% for the final quarter of fiscal 1995. The overall effective tax rate for the year should be higher than 30% due to the higher effective tax rates in the first and third quarters.

5.       SHAREHOLDERS' EQUITY

         Shares authorized and outstanding are as follows:

                                                                                         Shares Outstanding
                                                                                         ------------------

                                                                                     March  31,         July 1,
                                                                                        1995             1994
                                                                                        ----             ----
         Preferred stock, par value $.01 per share,
           1,000,000 shares authorized                                                     --               --

         Common stock, par value $.01 per share, 200,000,000 shares authorized
           (shares outstanding exclude treasury shares of
           2,210,606 at March 31, 1995)                                              70,635,899       72,832,351

6.       SUPPLEMENTAL CASH FLOW INFORMATION
         (In thousands)

                                                                     Nine Months Ended
                                                                 March  31,     April 1,
                                                                   1995           1994
                                                                   ----           ----
         Cash Transactions:
           Cash paid for interest                                $ 16,745       $10,179
           Cash paid for income taxes                             116,500        35,403

         Non-Cash Transactions:

           Receipt of note receivable for sale of building           --           5,000
           Unrealized loss on marketable securities                 1,561          --

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

         The following is a summary of available-for-sale securities at March 31, 1995 (in thousands):

                                                                         GROSS       GROSS
                                                      AMORTIZED       UNREALIZED   UNREALIZED
                                                        COST             GAIN        LOSS        FAIR VALUE
                                                      ---------        ---------   ---------     ----------
         Corporate Bonds                             $   369,406       $  47       $   582       $   368,871
         U.S. Government
           Obligations                                   282,882          40         1,062           281,860
         Commercial Paper                                112,812        --               4           112,808
         Money Market
           Instruments                                    77,124        --            --              77,124
         Municipal Bonds                                  86,899          15            15            86,899
         Taxable Auction Rate
           Preferreds                                     77,600        --            --              77,600
                                                     -----------       -----       -------       -----------
         Total                                       $ 1,006,723       $ 102       $ 1,663       $ 1,005,162
                                                     ===========       =====       =======       ===========

         Included in short-term investments                                                      $   487,495
         Included in cash and cash equivalents                                                       517,667
                                                                                                 -----------
           Total                                                                                 $ 1,005,162
                                                                                                 ===========

         The gross realized gains and losses on the sale of available-for-sale securities were immaterial for the nine month period ended March 31, 1995.

         The fair value of the Company's investment in debt securities at March 31, 1995, by contractual maturity, is as follows (in thousands):

         Due in less than 1 year                                                                 $   829,708
         Due in 1 to 2-1/2 years                                                                     175,454
                                                                                                 -----------
           Total                                                                                 $ 1,005,162
                                                                                                 ===========

8.       ACQUISITIONS

         During the nine-month period ended March 31, 1995 the Company acquired Palindrome Corporation, a storage management software company, Network Computing, Inc. and NetLabs Inc., both network management software companies, and Applied Magnetics Corporation's tape head subsidiary ("Tape Head Technology"), a manufacturer of magnetic recording tape heads for digital data storage. These acquisitions were accounted for as purchases and, accordingly, the results of operations of the acquired businesses have been included in the consolidated financial statements from the date of acquisition. The total cost of the acquired businesses, including acquisition costs was $119,422,000, net of cash acquired. Goodwill and other intangibles arising from the acquisitions are being amortized on a straight-line basis over periods ranging from eight months to ten years. As a result of the acquisitions the Company incurred one time write-offs of in-process research and development totaling $55,780,000.

         During the same period the Company acquired 25% of the outstanding voting stock of Dragon Systems, Inc., a developer of advanced speech recognition technology and products for personal computer and workstation platforms, and increased its investment in SunDisk Corporation, a flash memory manufacturer. The investment in Dragon Systems, Inc. combined with the additional investment in SunDisk Corporation totaled $20,811,000. Goodwill arising from the purchase of Dragon Systems, Inc. is being amortized on a straight-line basis over seven years.

9.       LITIGATION

         See Part II, Item 1 of this Form 10-Q for a description of legal proceedings.

                            SEAGATE TECHNOLOGY, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Net sales for the quarter ended March 31, 1995 were $1,184,582,000 as compared with $909,270,000 reported for the comparable year-ago quarter, and $1,129,563,000 reported for the immediately preceding quarter ended December 30, 1994. Net sales for the nine months ended March 31, 1995 were $3,247,291,000 as compared with $2,499,038,000 reported for the comparable period a year ago. The increase in net sales from the comparable year-ago quarter, the immediately preceding quarter and the comparable nine month period last year was primarily due to a higher level of unit shipments and a shift in mix to the Company's higher capacity products partially offset by a decline in the average unit sales prices of the Company's products as a result of competitive market conditions. The rigid disc drive industry in which the Company operates is characterized by declining unit sales prices over the life of a product and the Company anticipates this characteristic will continue.

Gross margin as a percentage of net sales was 19.5% and 20.2% for the three and nine months ended March 31, 1995, respectively, compared with 21.3% and 19.5%, respectively, for the comparable year-ago periods and 20.1% for the immediately preceding quarter. The increase in gross margin as a percentage of net sales for the nine month period ended March 31, 1995 over the comparable period last year was primarily due to a shift in mix to the Company's newer, higher capacity disc drives, an increase in units produced resulting in lower overhead costs per unit and a reduction in material costs partially offset by a decline in average unit sales prices of the Company's products as a result of competitive market conditions. The decrease in gross margin as a percentage of net sales from the immediately preceding quarter and the comparable year-ago quarter was primarily due to a decline in average unit sales prices of the Company's products as a result of competitive market conditions, and a shift in the customer mix to higher volume OEMs who generally receive the most favorable prices. In addition, with respect to the comparable year-ago quarter, longer warranty periods resulted in higher unit costs. These adverse factors were partially offset by a shift in mix to the Company's newer, higher capacity products, an increase in units produced resulting in lower overhead costs per unit and a reduction in material costs.

Effective January 1, 1995, the European Union ("EU") established a new General System of Preferences (GSP). Under this revised code certain products which had been exempt from customs duties under the previous GSP rules, including hard disc drives imported into the EU from Singapore, again became subject to such duties (although at a rate lower than Most Favored Nation [MFN] duties). In addition, during calendar 1995 Singapore will progressively lose its status as a beneficiary country under GSP with a major portion of this reduction occurring as of April 1, 1995. Hard disc drives produced in Singapore and imported into the EU will realize no reduction from full MFN customs duties after December 31, 1995. The imposition of such customs duties could negatively impact revenues or increase costs and adversely impact gross margins depending upon the extent to which such duties are absorbed by the Company.

Product development expenses for the three and nine months ended March 31, 1995 were $56,012,000 and $156,301,000 respectively, an increase of $12,246,000 and
$29,709,000
respectively, when compared with the comparable periods last year and an increase of $2,975,000 when compared with the immediately preceding quarter ended December 30, 1994. These expenses represented 4.7% and 4.8% of net sales for the three and nine months ended March 31, 1995, respectively, compared with 4.8% and 5.1%, respectively for the comparable year-ago periods, and 4.7% for the immediately preceding quarter. The increase in expenses from the comparable year-ago quarter was primarily due to increases in salaries and related costs, ongoing product development expenses of the recently acquired businesses, and an overall increase in the Company's product development efforts. The increase in expenses from the comparable nine month period last year was primarily due to increases in salaries and related costs, ongoing product development expenses of the recently acquired businesses, costs incurred in connection with a joint development agreement with Sony Corporation, Japan and an increase in outside services, as well as an overall increase in the Company's product development efforts.

Marketing and administrative expenses for the three and nine months ended March 31, 1995 were $59,385,000 and $177,632,000 respectively, an increase of $7,080,000 and $28,588,000 respectively, when compared with the comparable periods last year and a decrease of $2,699,000 when compared with the immediately preceding quarter ended December 31, 1994. These expenses represented 5.0% and 5.5% of net sales for the three and nine months ended March 31, 1995, respectively, compared with 5.8% and 6.0%, respectively, for the comparable year-ago periods, and 5.5% for the immediately preceding quarter. The increase in expenses from the comparable year-ago quarter was primarily due to ongoing marketing and administrative expenses of the Company's recently acquired businesses and increases in salaries and related costs and telephone expenses partially offset by a decrease in legal expenses. The increase in expenses from the comparable nine month period last year was primarily due to ongoing marketing and administrative expenses of the Company's recently acquired businesses and increases in salaries and related costs, advertising, telephone and legal expenses partially offset by decreased travel and entertainment expenses and a decrease in the provision for bad debts.

Amortization of goodwill and other intangibles increased by $2,774,000 and $5,529,000 for the three and nine months ended March 31, 1995, when compared with the same periods last year. The increase from both comparable year-ago periods resulted primarily from additional goodwill and other intangibles arising from the acquisition of Palindrome Corporation and the equity investment in Dragon Systems, Inc., both of which occurred during the quarter ended September 30, 1994, and the acquisition of Tape Head Technology which occurred during the quarter ended December 30, 1994.

The $55,780,000 charge for in-process research and development in the nine months ended March 31, 1995 consists of one time write-offs incurred in connection with the acquisitions of Palindrome Corporation, Network Computing, Inc. and NetLabs Inc. The Company intends to continue its expansion into software and other complementary businesses and is actively pursuing discussions with companies that fit with its strategy. As a result the Company expects that it will continue to incur charges for in-process research and development as it acquires businesses.

Net other income increased by $19,365,000 for the nine months ended March 31, 1995, when compared with the same period last year. The increase in net other income was primarily due to increased interest income as a result of higher levels of average invested cash and higher interest rates, partially offset by higher interest expense as a result of higher average debt outstanding.

The effective tax rate for the nine months ended March 31, 1995 was approximately 38% compared with 30% for the comparable period last year. The increase in the effective tax rate was due to the $43,000,000 write-off, in the quarter ended September 30, 1994, of in-process research and development incurred in connection with the acquisition of Palindrome Corporation, and the $12,780,000 write-off, in the current quarter, of in-process research and development incurred in connection with the acquisitions of Network Computing, Inc. and NetLabs Inc. that is not deductible for domestic tax purposes.

Excluding the one time write-offs of in-process research and development, the Company's overall effective tax rate was 30% for the nine months ended March 31, 1995. The effective tax rate is less than the statutory rate because a portion of the Company's operating income is not subject to foreign income taxes and is considered to be permanently invested in non-U.S. operations.

The Company's effective tax rate for the quarter ended March 31, 1995 was 34% compared to 30% for the comparable period last year. The increase in the effective tax rate was due to the $12,780,000 write-off of in-process research and development incurred in connection with the acquisitions of Network Computing, Inc. and NetLabs Inc. The Company expects its effective tax rate, before the impact of any write-off of in-process research and development that may result from future acquisitions, will be 30% for the final quarter of fiscal 1995. The overall effective tax rate for the year should be higher than 30% due to the higher effective tax rates in the first and third quarters.

LIQUIDITY AND CAPITAL RESOURCES:

At March 31, 1995, the Company's cash, cash equivalents and short-term investments totaled $1,194,651,000, a decrease of $138,891,000 from the July 1, 1994 balance. This decrease was primarily a result of the Company's additions to property, equipment and leasehold improvements, its acquisitions of businesses (see note 8, "Acquisitions" of the Notes to Consolidated Condensed Financial Statements) and the repurchase by the Company of 4,457,500 shares of its common stock, largely offset by cash provided by operating activities. The Company's cash, cash equivalents and short-term investments are being maintained in short-term liquid investments until required for other purposes.

At March 31, 1995, accounts receivable were $523,077,000, an increase of $130,846,000 from the July 1, 1994 balance. This increase was primarily a result of the Company's higher sales volume.

As of March 31, 1995 the Company had a domestic credit facility consisting of a $50 million line of credit. There were no borrowings under this line of credit at March 31, 1995 although approximately $11 million had been utilized for letters of credit. Additionally the Company had approximately $33 million of non-domestic lines of credit which can be used for borrowings as well as letters of credit, bankers' guarantees, and overdraft facilities. Although there were no borrowings under these lines at March 31, 1995, approximately $3 million had been utilized for bankers' guarantees and letters of credit. The Company also had approximately $62 million of lines of credit worldwide which can be used for letters of credit and bankers' guarantees, but not borrowings. Of the $62 million, approximately $5 million had been utilized at March 31, 1995.

The Company expects investments in property and equipment in the current fiscal year to approximate $400 million, of which approximately $233 million had been incurred through March 31, 1995. The Company plans to finance these investments from cash flows from operations and existing cash balances. The $233 million comprised $93 million for manufacturing facilities and equipment related to the Company's sub-assembly and disc drive final assembly and test facilities in the U.S. and Far East, $86 million for manufacturing facilities and equipment in the thin-film head operations in the U.S., Malaysia and Northern Ireland, $41 million for expansion of the Company's thin-film media operations in California and $13 million for other purposes.

During the nine months ended March 31, 1995 the Company acquired 4,457,500 shares of its common stock for approximately $113 million. The repurchase of these shares was in connection with a stock repurchase program announced in July 1994 in which up to 7,000,000 shares of the Company's common stock may be acquired in the open market. The purpose of the stock repurchase program is to enhance shareholder value. The repurchase program also provides shares to be issued under the Company's employee stock plans and thereby reduces dilution from such plans.

The Company anticipates that users of computer systems will increasingly rely upon client/server network computing environments and believes that as this reliance increases, users will demand software that more efficiently and securely manages data across computer networked environments. As such, the Company is broadening its core competencies to include software products that meet these requirements. During the nine-month period ended March 31, 1995, the Company acquired Palindrome Corporation, a storage management software company, and Network Computing, Inc. and NetLabs Inc., both network management software companies.

The Company is also pursuing a strategy to establish itself as a leading supplier of selected magnetic recording components, including thin-film heads, to other manufacturers. In line with this strategy, the Company, during the nine-month period ended March 31, 1995, acquired Applied Magnetics Corporation's tape head subsidiary, a manufacturer of magnetic recording tape heads for digital data storage.

The total cost of all the businesses acquired during the nine-month period ended March 31, 1995, including acquisition costs, was $119,422,000, net of cash acquired. The Company intends to continue its expansion into software and other complementary businesses and is actively pursuing discussions with companies that fit with its strategy. The Company plans to finance this expansion primarily from cash flows from operations and existing cash balances. However, it is also possible that the Company may utilize funds raised through equity or debt financing.

The Company believes that its cash balances together with cash flows from operations and its borrowing capacity will be sufficient to meet its working capital needs for the foreseeable future.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

SECURITIES LITIGATION

In 1988 a series of lawsuits were filed in Federal Court for the Northern District of California against the Company, alleging violations of the federal securities laws on behalf of a class of purchasers of the Company's securities. These lawsuits have been the subject of much pretrial proceedings, which have had the net effect of narrowing the claims made against the Company. On February 8, 1995 Judge Walker granted defendants summary judgment completely dismissing all claims against the Company. On March 31, 1995 Judge Walker also denied plaintiffs' motion for reconsideration of the summary judgment decision. Plaintiffs have appealed this judgment to the Ninth Circuit Court of Appeals.

In 1991 another series of lawsuits were filed in Federal Court for the Northern District of California against the Company, alleging violations of the federal securities laws on behalf of a class of purchasers of the Company's securities. Discovery is continuing and the trial date has been continued to an as yet undetermined date, later than January 1996.

The Company believes the 1991 series of securities lawsuits are without merit and intends to vigorously contest them.

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

PATENT LITIGATION

In November 1992, Rodime, PLC ("Rodime") filed a complaint in Federal Court for the Central District of California, alleging infringement of U.S. Patent No. B1 4,638,383 and various state law unfair competition claims. A pre-trial conference has been tentatively scheduled for June 5, 1995. No trial date has been scheduled.

Seagate filed a number of motions for summary judgment in this action, some of which, if granted, would be completely dispositive of this action. All of these motions are still under submission with the Court. A similar partially dispositive motion for summary judgment was granted by the District Court of Minnesota in the related action of Quantum Corporation v. Rodime, PLC, resulting in a final judgment of invalidity of certain claims of Rodime's U.S. Patent No. B1 4,638,383. Rodime appealed this adverse judgment to the Court of Appeals for the Federal Circuit and the oral argument of this appeal was heard on November 10, 1994. The Court of Appeals has yet to render a decision on this appeal.

It is the opinion of the Company's patent counsel that the Company's products do not infringe any valid claims of the Rodime patent in suit and thus the Company refused Rodime's offer of a license for its patents. However, many other companies, such as IBM, Conner Peripherals, Hewlett-Packard and a number of Japanese companies have been reported to have made payments to and taken licenses from Rodime.

On October 5, 1994 a patent infringement action was filed against the Company by an individual James M. White in the U.S. District Court for the Northern District of California for alleged infringement of U.S. Patent Nos. 4,673,996 and 4,870,519. Both patents relate to air bearing sliders.

Prior to the filing of the lawsuit, the Company filed a Petition for Reexamination of U.S. Patent No. 4,673,996 with the United States Patent and Trademark Office ("PTO") and this Petition was granted shortly after the lawsuit was filed. Subsequently, the Company filed a Petition for Reexamination of U.S. Patent No. 4,870,519. This second petition has also been granted by the PTO. The judge in the District court ordered a stay of the action pending the outcome of the reexaminations.

The Company and the Company's patent counsel believe that the claims of the two White patents are invalid for the reasons set forth in the two Petitions for Reexamination.

TAX DEFICIENCY

The Internal Revenue Service ("IRS") in 1994 concluded a field audit of the Company's income tax returns for the fiscal years 1988 through 1990 and issued to the Company a "Notice of Deficiency" (the "Notice") for those fiscal years. The majority of the proposed adjustments to income in those fiscal years related to the allocation of income between the Company and its foreign subsidiaries. The proposed adjustments to income and tax credits in the Notice resulted in proposed tax deficiencies of approximately $66,000,000 plus penalties and interest. The proposed income adjustments would also eliminate net operating loss and tax credit carryovers that have been used to offset taxable income and tax liabilities in other fiscal years. The impact on net operating loss and tax credit carryovers from the adjustments proposed in the Notice would result in additional taxes of approximately $22,000,000 plus interest for the three years ended July 2, 1993. The Company on June 7, 1994 filed a Petition in the United States Tax Court entitled Seagate Technology, Inc. and Consolidated Subsidiaries
v. Commissioner of Internal Revenue, Docket No. 9535-94, contesting these proposed deficiencies and related penalties. The IRS filed its Answer on August 4, 1994. The Company believes that the outcome of this matter will not have a material adverse effect on the Company's financial condition or results of operations.

OTHER LITIGATION

Amstrad PLC ("Amstrad") initiated a lawsuit against the Company in London, England on December 11, 1992 concerning the Company's sale of allegedly defective disc drives to Amstrad. The Company replied to the allegations made against it by Amstrad by denying all material points of Amstrad's claim and asserting many affirmative defenses. Discovery is continuing and a trial date has been set for April 1996 with various earlier dates for exchange of fact and expert statements. The Company believes this lawsuit is without merit and will continue to defend itself vigorously.

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

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

The following exhibits are included herein:

11.1    Computation of Net Income per Share

27      Financial Data Schedule

(b)  Reports on Form 8-K

No reports on Form 8-K have been filed with the Securities and Exchange Commission during the three months ended March 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            SEAGATE TECHNOLOGY, INC.

                                  (Registrant)

DATE:  April 28, 1995                  BY:      /s/  Donald L. Waite
                                                -----------------------
                                                DONALD L. WAITE
                                                Executive Vice President,
                                                Chief Administrative Officer
                                                and Chief Financial Officer
                                                (Principal Financial and
                                                 Accounting Officer)

DATE:  April 28, 1995                   BY:     /s/  Alan F. Shugart
                                                -----------------------
                                                ALAN F. SHUGART
                                                Chairman of the Board,
                                                President and Chief Executive
                                                Officer, (Principal Executive
                                                Officer and Director)

                            SEAGATE TECHNOLOGY, INC.

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER
- -------


11.1              Computation of Net Income per Share (see page 20)


27                Financial Data Schedule