Form 10-K405
period 1995-06-30
SEAGATE TECHNOLOGY INC
filed 1995-08-07
CIK 354952

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                                ---------------

(MARK ONE)

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1995

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
    THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM        TO

                          COMMISSION FILE NO. 0-10630
                            SEAGATE TECHNOLOGY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            ------------------------

                    DELAWARE                             94-2612933
        (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)            IDENTIFICATION NUMBER)
                 920 DISC DRIVE
           SCOTTS VALLEY, CALIFORNIA                        95066
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)
    REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 438-6550

                            ------------------------

       SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:
                                                    NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                    ON WHICH REGISTERED
------------------------------------------------  -------------------------
     COMMON STOCK, PAR VALUE $.01 PER SHARE        NEW YORK STOCK EXCHANGE
 6 3/4% CONVERTIBLE SUBORDINATED DEBENTURES DUE    NEW YORK STOCK EXCHANGE
                      2012

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:
                                      NONE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:    YES /X/  NO / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    /X/

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of Common Stock on June 30, 1995 as reported by the New York Stock Exchange, was approximately $2.063 billion. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    The number of outstanding shares of the registrant's Common Stock on June 30, 1995 was 71,990,271

                      DOCUMENTS INCORPORATED BY REFERENCE

    Parts of the following documents are incorporated by reference to Parts I, II, III, IV of this form 10-K Report: (1) Proxy Statement for registrant's 1995 Annual Meeting of Shareholders (the "Proxy Statement") and (2) registrant's Annual Report to Shareholders for the fiscal year ended June 30, 1995 (the "Annual Report to Shareholders").

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    Seagate Technology, Inc. (herein "Seagate Technology", "Seagate" or the "Company") designs, manufactures and markets a broad line of rigid magnetic disc drives for use in computer systems ranging from notebook computers and desktop personal computers to workstations and supercomputers as well as in multimedia applications such as digital video and video-on-demand. The Company's products include approximately 100 rigid disc drive models with form factors from 2.5 to
5.25 inches and capacities from 170 megabytes to 9 gigabytes. The Company sells its products to original equipment manufacturers ("OEMs") for inclusion in their computer systems or subsystems, and to distributors, resellers and dealers. The Company has pursued a strategy of vertical integration and accordingly designs and manufactures rigid disc drive components including recording heads, discs, substrates, motors and custom integrated circuits. It also assembles certain of the key subassemblies for use in its products including printed circuit board and head stack assemblies. The Company's products are currently manufactured primarily in the Far East with limited production in the United States.

    In addition to pursuing its core rigid disc drive business, the Company is broadening its business strategy as a data technology company to more fully address the markets for storage, retrieval and management of data. In this regard, the Company has implemented a strategy to establish itself as a leading supplier of selected magnetic recording components, including thin-film heads, to other manufacturers. In line with this strategy the Company, in December 1994, acquired Applied Magnetics Corporation's tape head subsidiary, a manufacturer of magnetic recording tape heads for digital data storage. The Company has also invested in, and continues to investigate opportunities to invest in software activities (see Software Expansion, below). Finally, the Company's broadened strategy may include expanding its traditional rigid disc drive business to include other forms of data storage and retrieval, such as flash memory, where the Company has made a significant investment in SunDisk Corporation ("SunDisk"), a flash memory company. The Company anticipates that this broadened strategy may include additional acquisitions of, investments in and strategic alliances regarding complementary businesses, products and technologies. Neither the components business, the software business nor the investment in SunDisk was material to the Company's results of operations for fiscal 1995.

SOFTWARE EXPANSION

    The Company is seeking to leverage its name recognition, existing presence in international markets, distribution channels and OEM relationships by offering software products directed towards the client/server environment.

    The Company anticipates that users of computer systems will increasingly rely upon client/server network computing environments and believes that as this reliance increases, users will demand software that more efficiently and securely manages and provides access to data across computer networked environments. As such, the Company is broadening its core competencies to include software products to meet these requirements.

    In May 1994 Seagate acquired Crystal Computer Services, Inc., a Vancouver, Canada based developer and marketer of data access and reporting software for the Windows platform. These products are sold as Crystal Reports, Crystal Reports Pro and Crystal Reports Server.

    In July 1994 the Company established an equity position in Dragon Systems, Inc., a Massachusetts based developer of advanced speech recognition technology and products for PC/workstation platforms. The Dragon family of products consists of dictation command and control programs, and developer's tools, including Dragon Dictate, Dragon Talk->To, and Dragon VoiceTools.

    In August 1994 the Company acquired Palindrome Corporation, an Illinois based developer and marketer of storage management software for Novell NetWare based networks and enterprise LANs. Palindrome provides data protection and management software including disaster recovery planning, backup archiving, migration, hierarchical storage management (HSM), library and robotics control, and centralized management.

    In February 1995 Seagate acquired Network Computing, Inc., a California based developer and marketer of solutions for proactively managing NetWare file servers, workstations and SNMP devices. Its LANAlert product provides for automated monitoring and alerting of file servers and workstations.

    In March 1995 the Company acquired NetLabs Inc., a California based developer and marketer of network management software solutions for UNIX-based networks. NetLabs markets an integrated suite of application software products that enable users to automate and simplify the monitoring of network status and performance, detect problems, issue alerts and initiate corrective action, track inventory, and manage changes in network operation.

    In May 1995 the Company acquired Frye Computer Systems Inc., a Massachusetts based developer and marketer of network management software solutions for PC LANs. Fryes line of products, THE FRYE UTILITIES FOR NETWORKS, includes an integrated set of product modules providing solutions for complicated network management problems.

    In  June 1995 the  Company acquired Creative  Interaction Technologies, Inc.
(CIT), a North Carolina based network management software company. CIT makes AshWin, a batch scheduler for heterogeneous client/server computing.

    Seagate intends to continue its expansion into software and other complementary businesses and is actively pursuing discussions with companies that fit with its strategy. Key to the Company's software expansion success is acquiring companies that possess technology, development personnel and management providing long-term growth potential. However, implementation of this broadened strategy entails risks of entering markets in which the Company may have limited or no experience. In addition, such broadened strategy could result in the diversion of management's attention from the core rigid disc drive business which could adversely impact the core business. The broadened strategy has entailed and may continue to entail acquisitions of, or investments in, businesses, products and technologies. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations and products of the acquired businesses and the potential loss of key employees or customers of the acquired businesses.

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

    Areal density is a measure of storage capacity per square inch on the recording surface of a disc. It represents the number of bits of information on a linear inch of the recording track (called bits per inch or bpi) multiplied by the number of recording tracks on a radial inch of the disc. With the proliferation of multimedia applications, the demand for increased areal densities has and continues to increase at an accelerating rate since sound and moving pictures require many times the storage capacity of simple text. The Company is aggressively pursuing a range of technologies to increase areal densities across the entire range of its products including the use of advanced signal processing techniques such as PRML (Partial Response Maximum Likelihood) read/write channels, advanced servo systems, higher precision mechanics and a more advanced head technology. Today, all Seagate drives use inductive thin-film heads, which are based on semiconductor processing technology. However, to attain greater areal densities, the Company currently has under development magneto-resistive ("MR") thin-film heads to be incorporated into its recently announced 8 GB Barracuda drive, the ST18771, as well as into future products. MR heads have discrete read and write structures which take advantage of special magnetic properties in certain metals to achieve significantly higher storage capacities. There can be no assurance that the Company's development efforts will be successful. See "Product Development."

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

MARKET OVERVIEW

    Rigid disc drives are used in a broad range of computer systems as well as multimedia applications such as digital video and video-on-demand. The Company defines the major computer system markets to include mobile computers, personal computers, mid-range systems and high-end applications. Users of computer systems are increasingly demanding additional data storage capacity with higher performance in order to (i) use more sophisticated applications software, including database management, CAD/CAM/CAE, desktop publishing and enhanced graphics applications, and (ii) operate in multi-user, multitasking and multimedia environments.

    PERSONAL AND MOBILE COMPUTERS

    Desktop and portable personal computers are used in a number of environments, ranging from homes to businesses and multi-user networks. Software applications are primarily word processing, spreadsheet, desktop publishing, database management, multimedia and other related applications. The Company believes the minimum storage requirements in the past year for entry-level personal computers were generally 270 megabytes ("MB") to 540 MB of formatted capacity with average seek times of 15 milliseconds ("msec") or less. As the personal computer market has matured, users of personal computers have become increasingly price sensitive. The Company's objective for the desktop and portable personal computer market is to design drives for high-volume, low-cost manufacture.

    Smaller footprint microcomputers, such as portable, laptop, notebook and sub-notebook computers require rigid disc drives in form factors of 2.5 inches or less that emphasize durability and low power consumption in addition to capacity and other performance characteristics found in their desktop functional equivalents. Personal digital assistants, hand-held and pen-based computers may use 1.8 or 2.5 inch hard disc drives or flash memory in the form of a PCMCIA card for additional memory. These applications also emphasize low power consumption as well as very high degrees of durability.

    MID-RANGE SYSTEMS

    Mid-range systems include high performance microcomputers, technical workstations, servers and departmental minicomputers. Applications are characterized by compute- and data-intensive solutions, such as CAD/CAM/CAE, network management, larger database management systems, scientific applications and small to medium-sized business applications such as materials requirement planning, payroll, general ledger systems and related management reports. Mid-range systems typically require rigid disc drive storage capacities from 1 gigabyte ("GB") to 4 GB per drive and average seek times of less than 12 msec. Mid-range systems typically use 3.5 and 5.25 inch disc drives. Due to the leading edge characteristics required by end-users of mid-range systems, manufacturers of such systems emphasize performance as well as price as the key selling points.

    HIGH-END APPLICATIONS

    Large systems include mainframes and supercomputers. Typical applications are medium and large business management systems, transaction processing, parallel processing applications and other applications requiring intensive data manipulation. Also inclusive in high-end applications are systems designed for video-on-demand and near-line storage.

    Users of these systems generally require capacities of 1 GB to 9 GB per drive with average seek times of less than 12 msec. End-users of large systems are less concerned than users of smaller systems with the size, weight, power consumption and absolute cost of the drive. As with mid-range systems, disc drive products are typically designed into these systems by the OEM with emphasis on performance, reliability and capacity. In this arena, data storage subsystems are used containing large numbers of spindles. Data integrity is paramount, so high device reliability and maintainability are key features. Mainframe, supercomputer and digital video systems also benefit from very high device data rates (up to ten times that in small computer systems).

PRODUCTS

    The Company's products include approximately 100 rigid disc drive models with form factors from 2.5 to 5.25 inches and capacities from 170 megabytes to 9 gigabytes. The Company provides more than one product at some capacity points and differentiates products on a price/performance and form factor basis. The Company believes that its broad range of rigid disc drives is particularly appealing to customers, such as large OEMs, which require a wide variety of drive capacities, performance levels and interfaces. Producing for several market segments also broadens the Company's customer base and reduces the Company's reliance on any one segment of the computer market. The Company continues to devote its resources to developing products with industry leading performance characteristics and to being among the first to introduce such products to market. The Company continuously seeks to enhance its market presence in emerging segments of the rigid disc drive market by drawing on its established capabilities in high-volume, low-cost production. The Company believes it offers the broadest range of disc storage products available.

    MOBILE COMPUTING

    Announcement of the Company's first 2.5 inch family of drives was made in November 1990 with the ST9096 family. The Company has continued to expand its
2.5 inch family with two different form
factors, the 19mm high form factor which is designed to address the highest capacity segment of the mobile computing market, and the 12.5mm high form factor which is designed to address the sub-notebook market. In November 1992 the Company introduced a patented shock sensing technology called SafeRite-TM-. SafeRite technology allows for a much higher specification of operating shock and helps to prevent the drive from writing data "off track". This technology is available in all of the Company's 2.5 inch drives.

    In October 1993 the Company announced its ST9550 family, later renaming it the "Marathon" family. This 19mm height family was introduced in 455 MB and 341 MB versions. Recent additions to this family include the ST9655, the ST9420, and the ST9816, with formatted capacities of 520 MB, 420 MB and 816 MB respectively. The ST9655 and the ST9420 went into volume production during the first and fourth quarters of fiscal 1995, respectively. The ST9816 is expected to begin volume production in the first quarter of fiscal 1996. In January 1994 the 12.5mm high ST9300 family (Marathon "SL") was announced with 262, 210 and 131 MB versions. Volume production of the Marathon SL products began in the fourth quarter of fiscal 1994. Future plans for the 2.5 inch family of drives include continued higher capacities and lower cost designs.

    DESKTOP COMPUTING

    In January 1995 the Company began volume shipments of the newest Medalist xe product, the Medalist 545xe (ST3660). This 545 MB drive ended the fiscal year as one of the Company's highest unit volume products. The Medalist xe family of 3.5 inch low-profile cost-effective disc drives features capacity points ranging from 214 MB to 545 MB of formatted capacity. The design was leveraged from the earlier ST3290 and ST3144 products that had been shipping in volume in 1993. The Medalist xe family, formerly the ST3491 family, began volume shipments in the third quarter of fiscal 1994.

    Also in January 1995 the Company announced two new additions to the Decathlon family: the ST5850 and the ST51080. These drives have 850 MB and 1.08 GB of formatted capacity, respectively. Volume production of the ST5850 began in the third quarter of fiscal 1995. The ST51080 is expected to begin volume production in the first quarter of fiscal 1996. The Decathlon family of disc drives was first introduced in October 1993. The Decathlon family features a 3.5 inch, 19mm high profile which targets the emerging ultra-low profile PCs. This family also enables a mini-array package whereby up to six drives can be mounted in the space of one 5.25 inch full height drive. In addition to its unique form factor, the Company believes the Decathlon family offers the most energy efficient design in its class, providing advanced power savings for "Green PCs" and Energy Star systems. Volume production of the first product in this family, the ST5660 with 545 MB of formatted capacity, commenced in the first quarter of fiscal 1995.

    In May 1995 the Company announced another expansion of the Medalist family to include a higher performance series of products with 1.6 GB and 2 GB formatted capacities. As of June 1995, the Medalist 2140 (2 GB) is the highest capacity ATA disc drive announced in the industry. These new products are directed to the growing capacity and cost-effective requirements of the PC market. They are scheduled for volume production in the second quarter of fiscal 1996. The Medalist family now features drives with capacity points ranging from 700 MB to 2 GB.

    MID-RANGE SYSTEMS

    In October 1992 the Company expanded its low-profile 3.5 inch mid-range product line with the ST31200, a high performance drive with 1 GB of formatted capacity that began production during the first quarter of fiscal 1994. In October 1993 the Company expanded that product family to a 2 GB formatted capacity platform with the family name of Hawk. The Hawk 2 went into production the fourth quarter of fiscal 1994. In January 1994 the Hawk 4, 3.5 inch half-height 4 GB formatted capacity drive, was announced. Volume production began in the first quarter of fiscal 1995. In February 1995 the Company announced the Hawk 2XL in 1 GB and 2 GB versions. The Hawk 2XL features PRML read channels and embedded servos and is designed to provide a balance of price and performance. Volume production of the Hawk 2XL is scheduled to begin in the first quarter of fiscal 1996. The Company plans to continue designing and manufacturing for the higher capacity, high performance and cost sensitive requirements of this market.

    HIGH-END COMPUTING

    High-end applications range from digital video, video-on-demand, high-end file servers, mainframes and minicomputers to supercomputers. Two new product families have been introduced by the Company to address this wide range of applications. The Barracuda family of 3.5 inch drives, first introduced in October 1992, had the highest rotational speed of any drives produced at that time. Since then three additional products have been added to the family. The Barracuda 4 and Barracuda 2-2HP were introduced in October 1993. The Barracuda 4 is a 4 GB formatted capacity, 7200 RPM drive in the half-height form factor. Volume production commenced in the first quarter of fiscal 1995. The Barracuda 2-2HP is a 2 GB formatted capacity high-performance drive in the half-height form factor featuring the 2 head parallel design which doubles the data transfer rate. Volume production of this product began in the first quarter of fiscal 1995. In January 1994 the Company announced the Barracuda 2, a 3.5 inch low-profile, one-inch high, 2 GB formatted capacity disc drive. Volume production of this product also began in the fourth quarter of fiscal 1994.

    In May 1995 the Company announced the Barracuda 4 LP, a 4 GB formatted capacity, high-performance drive in the low-profile form factor. The Barracuda 4 LP is scheduled for volume production in the second quarter of fiscal 1996. Also announced in May 1995 was the Barracuda 8. This 8.7 GB drive is the third generation of ultrahigh performance disc drives in the 7200 RPM, 3.5 inch Barracuda family. The Barracuda 4 LP and the Barracuda 8 incorporate three new technologies into the Barracuda family. The new technologies are MR heads, a PRML data channel and a high-performance embedded servo. These technologies allow for greater areal densities and result in increased capacity per disc. The Barracuda 8 is scheduled for volume production in the second quarter of fiscal 1996.

    Addressing the high-end 5.25 inch market the Company has continued to leverage its Elite product line. The Elite 3, with 2.9 GB of formatted capacity began volume shipments in August 1992. To address the emerging digital video and near-line storage applications the Company introduced the Elite 9 in October 1993. The Elite 9 leverages the established design of the Elite family to an expanded 9 GB of formatted capacity. Volume production began in the fourth quarter of fiscal 1994.

    OTHER PRODUCTS

    In January 1993 the Company established an equity position in SunDisk, a California-based designer, marketer and manufacturer of solid-state flash memory devices. These devices are designed for both integrated (embedded) applications and removable applications. The flash devices range from 1.8 MB to 175 MB and are best suited for highly rugged, power-sensitive environments.

    The Company offers warranty and out-of-warranty repair service to users of its disc drives. The Company also designs and manufactures disc drive components, primarily thin-film heads, principally for use in its own products but also for sale to other disc drive manufacturers.

MARKETING AND CUSTOMERS

    The Company sells its products to OEMs and distributors. OEM customers incorporate Seagate disc drives into computer systems for resale. OEMs either manufacture and assemble computer system components into computer systems; purchase components to build their systems; or purchase complete computer systems and integrate the hard disc drives and other hardware and software. Distributors typically resell Seagate disc drives to small OEMs, dealers and other resellers. Certain resellers to which the Company directly sells its products also resell Seagate drives as part of enhanced packages (e.g., an add-on kit for a computer or as part of their own computers). Shipments to OEMs were 72%, 68% and 70% of net sales in fiscal 1995, 1994 and 1993, respectively. No customer accounted for 10% or more of consolidated net sales in 1995 and 1994. During fiscal 1993 sales to Sun Microsystems, Inc. accounted for approximately 11% of the Company's consolidated net sales. No other customer accounted for 10% or more of consolidated net sales in 1993.

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

    SERVICE AND WARRANTY -- Seagate warrants its products against defects in design, materials and workmanship by the Company generally for three to five years depending upon the capacity category of the disc drive, with the higher capacity products being warranted for the longer periods. Warranty periods for disc drives have been increasing and may continue to increase. The Company's products are refurbished or repaired at facilities located in the United States, Singapore and Thailand.

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

    The Company's backlog includes only those orders for which a delivery schedule has been specified by the customer. Substantially all orders shown as backlog at June 30, 1995 were scheduled for delivery within six months. Because many customers place large orders for delivery throughout the year, and because of the possibility of customer cancellation of orders or changes in delivery schedules, the Company's backlog as of any particular date is not indicative of the Company's potential sales for any succeeding fiscal period. The Company's order backlog at June 30, 1995 was approximately $1,103,000,000 compared with approximately $739,000,000 at July 1, 1994.

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

    The Company is currently in the early stages of automating certain of its manufacturing processes. In the coming year it expects several such processes to become substantially automated. The Company believes its competitors' level of automation is significantly greater than its own.

    Manufacturing of the Company's rigid disc drives is a complex process, requiring a "clean room" environment, the assembly of precision components within narrow tolerances and extensive testing to ensure reliability. The first step in the manufacturing of a rigid disc drive is the assembly of the actuator mechanism, heads, discs, and spindle motor in a housing to form the head-disc assembly (the "HDA"). The assembly of the HDA involves a combination of manual and semiautomated processes. After the HDA is assembled and servo writing has been completed, automated testing equipment subjects the HDA to several tests aimed at ensuring that it meets all of the Company's specifications for quality and performance. Upon completion of assembly and testing, circuit boards are added to the HDA and the completed unit is again tested prior to packaging and shipment. The Company uses statistical process control in an effort to continually improve its manufacturing processes. Final assembly and test operations of the Company's disc drives take place primarily at facilities located in Singapore, Thailand, Minnesota and Oklahoma. The Company has also announced plans to establish a disc drive manufacturing operation in the Republic of Ireland that will begin production in mid-October, 1995. Subassembly and component operations are performed at the Company's facilities in Singapore, Thailand, Minnesota, California, Malaysia, Scotland, Northern Ireland and Indonesia. In addition, independent entities manufacture or assemble components for the Company in the United States, Europe and various Far East countries including Hong Kong, Japan, Korea, China, the Philippines, Singapore, Taiwan and Thailand.

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

    Because of the significant fixed costs associated with the production of its products and components and the industry's history of declining prices, the Company must continue to produce and sell its disc drives in significant volume, continue to lower manufacturing costs and carefully monitor inventory levels. Toward these ends, the Company continually evaluates its components and manufacturing processes as well as the desirability of transferring volume production of disc drives and related components between facilities, including transfer overseas to countries where labor costs and other manufacturing costs are significantly lower than in the U.S., principally Singapore, Thailand, Malaysia and China. In addition, the Company is considering expanding its manufacturing operations into other third world countries. Frequently, transfer of production of a product to a different facility requires qualification of such new facility by certain of the Company's OEM customers. There can be no certainty that such changes and transfers will be implemented on a cost-effective basis without delays or disruption in the Company's production and without adversely affecting the Company's results of operations.

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

PRODUCT DEVELOPMENT

    The Company's strategy for new products emphasizes developing and introducing on a timely basis products that offer functionality and performance equal to or better than competitive product offerings. The rigid disc drive industry is characterized by ongoing, rapid technological change, relatively short product life cycles and rapidly changing user needs. The Company believes that its future success will depend upon its ability to develop, manufacture and market products which meet changing user needs, and which successfully anticipate or respond to changes in technology and standards on a cost-effective and timely basis. Accordingly, the Company is committed to the development of new component technologies, new products, and the continuing evaluation of alternative technologies. The Company is presently concentrating its product development efforts on new disc drives and improved disc drive components as described below.

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

    During the fiscal years ended June 30, 1995, July 1, 1994 and July 2, 1993 the Company's product development expenses were $220,024,000, $171,907,000 and $154,005,000 respectively.

PATENTS AND LICENSES

    The Company has  been issued  over 460  U.S. patents  and approximately  370 foreign patents relating to certain of its disc drive components and manufacturing processes. The Company also has approximately 254 U.S. and 250 foreign patent applications pending. Due to the rapid technological change that characterizes the rigid disc drive industry, the Company believes that the improvement of existing products, reliance upon trade secrets and unpatented proprietary know-how and development of new products are generally more important than patent protection in establishing and maintaining a competitive advantage. Nevertheless, the Company believes that patents are of value to its business and intends to continue its efforts to obtain patents, when available, in connection with its research and development program. There can be no assurance that any patents obtained will provide substantial protection or be of commercial benefit to the Company, or that their validity will not be challenged.

    Because of rapid technological development in the disc drive industry, it is possible that certain of the Company's products could involve infringement of existing patents. The rigid disc drive industry has been characterized by significant litigation relating to patent and other intellectual property rights. From time to time, the Company receives claims that certain of its products infringe patents of third parties. Although the Company has been able to resolve some such claims or potential claims by obtaining licenses or rights under the patents in question without a material adverse affect on the Company, other such claims are pending which if resolved unfavorably to the Company could have a material adverse effect on the Company's business. For a description of current disputes see the "Litigation" note to the Company's consolidated financial statements. In addition, the costs of engaging in intellectual property litigation may be substantial regardless of outcome. The Company has patent cross licenses with Areal Technology, Hewlett-Packard Company, NEC Corporation, Toshiba Corporation, Hitachi, Ltd., Quantum Corporation, Western Digital Corporation, Ceridian Corporation (formerly Control Data Corporation), IBM, Maxtor Corporation, Read-Rite Corporation, Applied Magnetics Corporation and Headway Technologies, Inc., and is licensed under certain Unysis, Bull and Bull SA disc drive and controller patents by virtue of such companies' former ownership of Magnetic Peripherals Inc., now merged into the Company. Additionally, the Company has agreements in principle with other major disc drive companies.

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

    The Company has experienced and expects to continue to experience intense competition from a number of domestic and foreign companies, some of which have far greater resources than the Company. In addition to independent rigid disc drive manufacturers, the Company also faces competition from present and potential customers, including IBM, Hewlett-Packard, Toshiba, NEC and Fujitsu Limited who continually evaluate whether to manufacture their own drives or purchase them from outside sources. These manufacturers also sell drives to third parties which results in direct competition with the Company.

    Product life cycles are relatively short in the disc drive industry. The Company expects its competitors to offer new and existing products at prices necessary to gain or retain market share and customers. To remain competitive, the Company believes it will be necessary to continue to reduce its prices and aggressively enhance its product offerings. In addition to the foregoing, the ability of the Company to compete successfully will also depend on its ability to provide timely product introductions and to continue to reduce production costs. The Company's establishment and ongoing expansion of production facilities in Singapore, Thailand, Malaysia and China are directed toward such cost reductions. The Company's four development centers and market-focused design strategies are structured for time-to-market product introductions.

    The introduction of products using alternative technologies could be a significant source of competition. For example, optical recording and high-speed semiconductor memory could compete with the Company's products in the future. Although optical disc technologies are attractive for certain archival and imaging applications, they have lower performance and are more costly than magnetic disc drives and the Company does not believe that they will be competitive with magnetic disc drives in the near future in markets requiring on-line, random access, non-volatile mass storage. Semiconductor memory (SRAM and DRAM) is much faster than magnetic disc drives, but currently is volatile (i.e., subject to loss of data in the event of power failure) and much more costly. Flash EE prom, a nonvolatile semiconductor memory, is currently much more costly and, while it has higher read performance than disc drives, it has lower write performance. Flash EE prom could become competitive in the near future for applications requiring less storage capacity (i.e., less than 40 MB) than is required in the Company's more traditional computer related market place.

ENVIRONMENTAL MATTERS

    The United States Environmental Protection Agency (EPA) and/or similar state agencies have identified the Company as a potentially responsible party with respect to environmental conditions at several different sites to which hazardous wastes had been shipped or from which they were released. These sites were acquired by the Company from Ceridian Corporation ("Ceridian") (formerly Control Data Corporation) in fiscal 1990. Other parties have also been identified at certain of these sites as potentially responsible parties. Many of these parties either have shared or likely will share in the costs associated with the sites. Investigative and/or remedial activities are ongoing at such sites.

    The Company's portion of the estimated cost of investigation and remediation of known contamination at the sites to be incurred after June 30, 1995 was approximately $14,900,000. Through June 30, 1995 the Company had recovered approximately $2,500,000 from Ceridian through its indemnification and cost sharing agreements with Ceridian and, in addition, expects to recover approximately $9,800,000 from Ceridian over the next 30 years. After deducting the expected recoveries from Ceridian, the expected aggregate undiscounted liability was approximately $5,100,000 at

June 30, 1995 with payments expected to begin in 1999. The total liability for all sites recorded by the Company after considering the estimated effects of inflation, reimbursements by Ceridian and discounting was approximately $3,000,000 at June 30, 1995.

    The Company believes that the indemnification and cost-sharing agreements entered into with Ceridian and the reserves that the Company has established with respect to its future environmental costs are such that, based on present information available to it, future environmental costs related to currently known contamination will not have a material adverse effect on its financial condition or results of operations.

EMPLOYEES

    From July 1, 1994 to June 30, 1995, the number of persons employed worldwide by the Company increased from approximately 53,000 to approximately 65,000. Approximately 55,000 of the Company's employees were located in the Company's Far East operations as of June 30, 1995. In addition, the Company makes use of supplemental employees, principally in manufacturing, who are hired on an as-needed basis. Management believes that the future success of the Company will depend in part on its ability to attract and retain qualified employees at all levels, of which there can be no assurance. The Company believes that its employee relations are good.

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

                                                   FACILITIES (SQUARE FEET)
------------------------------------------------------------------------------------------------------------------------------
                                                                      MANUFACTURING     PRODUCT
LOCATION                                                               & WAREHOUSE    DEVELOPMENT   ADMINISTRATIVE     TOTAL
--------------------------------------------------------------------  -------------   -----------   --------------   ---------
Singapore...........................................................      686,211        14,820         240,334        941,365(1)
Indonesia...........................................................       21,667        --             --              21,667
China...............................................................       57,684        --               4,280         61,964
Minnesota...........................................................      465,280        73,498          47,600        586,378(2)
Thailand............................................................      909,035        --             170,902      1,079,937(3)
Oklahoma............................................................      274,501        77,497          93,492        445,490
California --
  Scotts Valley.....................................................      218,336       157,378         150,500        526,214(4)
  Fremont...........................................................      219,607        10,000          23,050        252,657
  Anaheim...........................................................      100,000        --              20,000        120,000
  Simi Valley.......................................................          300        43,898         --              44,198
Columbus, OH........................................................       34,914        --             --              34,914
Malaysia............................................................      408,809        --              55,400        464,209(5)
Scotland............................................................       30,731         3,680           7,790         42,201
Amsterdam...........................................................       32,635        --               8,828         41,463
Northern Ireland....................................................      110,000        --              10,000        120,000
Republic of Ireland.................................................      155,000        --             --             155,000
Other --
  Domestic..........................................................       35,598        15,600         155,393        206,591(6)
  Pacific Rim.......................................................      --             --              31,006         31,006
  Europe............................................................      --             --              37,531         37,531(7)
  Canada............................................................      --             --              25,186         25,186
                                                                      -------------   -----------   --------------   ---------
Total...............................................................    3,760,308       396,371       1,081,292      5,237,971
                                                                      -------------   -----------   --------------   ---------
                                                                      -------------   -----------   --------------   ---------

------------------------
(1) Includes approximately 202,800 square feet owned by the Company on leased land; excludes 1,000,000 square feet under construction.

(2)  Excludes approximately 217,800 square feet leased to others.

(3) Includes approximately 297,000 square feet owned by the Company on leased land.

(4)  The aggregate of  Scotts Valley facilities  includes approximately  365,600 square  feet owned  by the  Company. Of  this amount  approximately 144,200 square feet is on leased land.

(5)  Excludes approximately 550,000 square feet under construction.

(6)  Excludes approximately  51,800  square feet  leased  to others  and  12,300 square feet unoccupied.

(7) Excludes approximately 130,300 square feet currently unoccupied and 16,000 square feet leased to others.

ITEM 3.  LEGAL PROCEEDINGS

    The information required by this item is incorporated by reference to pages 30-31 and 33-36 of the Annual Report to Shareholders, filed as Exhibit 13.1 hereto.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this Item is incorporated by reference to pages 3-11 of the Annual Report to Shareholders, filed as Exhibit 13.1 hereto.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this Item is incorporated by reference to pages 1-2 and 12-39 of the Annual Report to Shareholders, filed as Exhibit 13.1 hereto.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The present directors and executive officers of the Company are as follows:

                                                                                                                      DIRECTOR OR
                                                                                                                       EXECUTIVE
                                                                                                                        OFFICER
          NAME             AGE                                       POSITION                                            SINCE
-------------------------  --- -------------------------------------------------------------------------------------  -----------
Alan F. Shugart            64  President, Chief Executive Officer and Chairman of the Board                            1979
Bernardo A. Carballo       46  Executive Vice President, Sales, Marketing, Product Line Management and Customer        1991
                                Service
Brendan C. Hegarty         52  Executive Vice President, Chief Operating Officer, Components                           1989
Stephen J. Luczo           38  Executive Vice President, Corporate Development and Chief Operating Officer, Software   1993
Ronald D. Verdoorn         44  Executive Vice President, Chief Operating Officer, Storage Products                     1991
Donald L. Waite            62  Executive Vice President, Chief Administrative Officer and Chief Financial Officer      1983
Stephen B. Greenspan       54  Senior Vice President, Quality                                                          1991
Hossein M. Moghadam        51  Senior Vice President and Chief Technical Officer, Data Storage Products                1993
Robert A. Sandie           59  Senior Vice President, Corporate Materials                                              1991
Gary B. Filler             54  Director                                                                                1985
Kenneth Haughton           67  Director                                                                                1986
Robert A. Kleist           67  Director                                                                                1981
Lawrence Perlman           57  Director                                                                                1989
Thomas P. Stafford         64  Director                                                                                1988
Laurel L. Wilkening        50  Director                                                                                1993

    All directors hold office until the annual meeting of shareholders of the Company following their election, or until their successors are duly elected and qualified. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

    Mr. Shugart was Chairman of the Board and Chief Executive Officer of the Company from its inception in 1979 until 1991. From 1979 until 1983 he also served as the Company's President. He now serves as Chairman of the Board, President and Chief Executive Officer. He was re-appointed Chairman of the Board in October 1992. Mr. Shugart is also currently a Director of Valence Technology, Inc.

    Mr. Carballo was General Manager, Product Line Management for the Company's Oklahoma City operations at the time of the Company's acquisition of Imprimis in 1989. In 1990 he was promoted to Vice President, Product Line Management, Oklahoma City operations, in September 1991 he was promoted to Senior Vice President, Sales, Marketing and Product Line Management and in March 1995 he was promoted to Executive Vice President Worldwide Sales, Marketing, Product Line Management and Customer Service. Prior to joining the Company, Mr. Carballo had seventeen years with Control Data/Imprimis.

    Dr. Hegarty joined Control Data/Imprimis in 1988 as Vice President, Thin-Film Heads. In October 1989 he was named Seagate's Vice President of Component Operations in Bloomington, Minnesota, and in August 1990 was promoted to Senior Vice President and Chief Technical Officer. In March 1995 he was promoted to Executive Vice President, Chief Operating Officer, Components Group. From October 1990 to October 1993 Dr. Hegarty was also a Director of the Company. Prior to joining Control Data/Imprimis, Dr. Hegarty had twenty-one years with IBM in the U.K., Netherlands and the U.S.

    Mr. Luczo joined the Company in October 1993 as Senior Vice President, Corporate Development. In March 1995 he was promoted to Executive Vice
President, Corporate Development and Chief Operating Officer of the Software Group. Prior to joining the Company he was Senior Managing Director of the Global Technology Group of Bear, Stearns & Co. Inc., an investment banking firm, from September 1993 to October 1993. He served as Co-Head of the Global Technology Group of Bear, Stearns & Co. Inc. from February 1992 to October 1993. Prior to joining Bear, Stearns & Co. Inc., Mr. Luczo was with Salomon Brothers Inc., an investment banking firm, from 1984 to February 1992, most recently as Vice President and Head of West Coast Technology.

    Mr. Verdoorn joined the Company in 1983. From 1987 to 1991 he was Vice President, Far East Manufacturing and in November 1991 he was promoted to Senior Vice President, Manufacturing Operations. In March 1995 he was promoted to Executive Vice President, Chief Operating Officer of the Storage Products Group.

    Mr. Waite joined the Company in 1983 as Vice President of Finance and Chief Financial Officer, and was promoted to Senior Vice President, Finance in 1984. In March 1995 he was promoted to Executive Vice President, Chief Administrative Officer and Chief Financial Officer.

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

    Mr. Sandie joined the Company in 1983 as Vice President, Materials. He was promoted to Senior Vice President, Corporate Materials in November 1991.

    Mr. Filler was appointed Senior Vice President and Chief Financial Officer of Diamond Multimedia Systems, Inc. in January 1995. Diamond Multimedia Systems, Inc. designs, manufacturers and markets high-performance multimedia solutions. From February 1994 until June 1994 he served as Executive Vice President and Chief Financial Officer at ASK Group, Inc. From December 1989 to May 1993 he served as Chairman of the Board of Directors and Chief Executive Officer of Burke Industries, a manufacturer of rubber products for military and industrial usage. Mr. Filler was Chairman of the Board of Seagate from September 1991 until October 1992. From October 1990 until September 1991 Mr. Filler served as Vice Chairman of the Board of Directors of the Company.

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

    Mr. Perlman presently holds the position of Chairman of the Board of Directors and Chief Executive Officer of Ceridian Corporation (formerly Control Data Corporation), an information services and defense electronics company. He previously held several executive positions at Control Data Corporation including President and CEO of Imprimis. Prior to Control Data Corporation, he was in the private practice of law and at Medtronic, where he served as Executive Vice President for U.S. Pacemaker Operations. He also serves on a number of other corporate boards including Inter-Regional Financial Group, Inc., Computer Network Technology Corporation , Valspar Corporation, Bio-Vascular, Inc. and Kmart Corporation.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as a part of this Report:

    1.   FINANCIAL STATEMENTS.   The following Consolidated Financial Statements
       of Seagate Technology, Inc. and subsidiaries and Report of Independent Auditors are incorporated by reference in Item 8:

        Report of Independent Auditors

        Consolidated Balance Sheets -- June 30, 1995 and July 1, 1994.

        Consolidated Statements of Income -- Years Ended June 30, 1995, July 1, 1994 and July 2, 1993.

        Consolidated Statements of Shareholders' Equity -- Years Ended June 30, 1995, July 1, 1994 and July 2, 1993.

        Consolidated Statements of Cash Flows -- Years Ended June 30, 1995, July 1, 1994 and July 2, 1993.

        Notes to Consolidated Financial Statements.

    Separate financial statements of Seagate Technology, Inc. have not been presented because it is primarily an operating company and its subsidiaries included in the Consolidated Financial Statements are wholly-owned.

    2. FINANCIAL STATEMENT SCHEDULE. The following consolidated financial statement schedule of Seagate Technology, Inc. and subsidiaries is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Seagate Technology, Inc. and subsidiaries:

SCHEDULE                                                                                                                      PAGE
--------                                                                                                                      ----
  II       -- Valuation and Qualifying Accounts.............................................................................   21

    Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

    3.  EXHIBITS:                                                         NOTES:

     3.1   Certificate of Incorporation of Registrant, as amended.         (A)
     3.2   By-Laws of Registrant, as amended.                              (B)
     4.1   Indenture dated May 6, 1987 between the Registrant and
            Chemical Bank.                                                 (A)
     4.2   Indenture dated as of December 1, 1993 between Registrant
            and Chemical Bank.                                             (K)
    10.1   1981 Incentive Stock Option Plan and form of Stock Option
            Agreement.                                                     (C)
    10.2   1983 Incentive Stock Option Plan and form of Stock Option
            Agreement.                                                     (D)
    10.3   Seagate Technology Employee Stock Purchase Plan.                (C)
    10.4   Grenex, Inc. 1984 Stock Option Plan and form of Stock
            Agreement.                                                     (E)
    10.5   Ground and building lease dated March 31, 1983 between the
            Registrant and First Scotts Valley, Inc.                       (D)

    10.6   Ground lease dated July 15, 1982 between the Registrant and
            First Scotts Valley, Inc.                                      (F)
    10.7   Grant Deed dated June 25, 1983 between the Registrant and
            Albert L. and Anne Russo.                                      (A)
    10.8   Lease Agreement dated May 20, 1985 between Seagate
            Singapore, Pte., Ltd. and Jurong Town Corporation, and
            related Mortgage Agreement.                                    (G)
    10.9   Lease Agreements dated from April 1, 1983 through May 16,
            1985 between Seagate Technology Singapore, Pte., Ltd. and
            Jurong Town Corporation.                                       (G)
    10.10  Lease Agreement dated September 11, 1984 between Seagate
            Technology Singapore, Pte., Ltd. and the Science Counsel of
            Singapore.                                                     (H)
    10.11  Lease Agreement dated from August 16, 1985 through June 8,
            1988 between Seagate Technology Singapore, Pte., Ltd. and
            Jurong Town Corporation.                                       (H)
    10.12  Deed of Assignment dated February 18, 1987 between Seagate
            Technology Singapore, Pte., Ltd. and the Hong Kong and
            Shanghai Banking Corporation.                                  (H)
    10.13  Factory Development Master Agreement dated December 14, 1987 and Amendment 1 thereto dated January 21, 1988 between
            Seagate Technology (Thailand) Ltd. and Mrs. Curairat
            Bonython.                                                      (H)
    10.14  Master Agreement dated June 10, 1988 between Seagate
            Technology (Thailand) Ltd. and Chokchai International Co.,
            Ltd.                                                           (H)
    10.15  Lease Agreement dated July 18, 1987 and Amendment No. 1 thereto dated June 10, 1988 between Seagate Technology
            (Thailand) Ltd. and Chokchai International Co., Ltd.           (H)
    10.16  Industrial Lease dated December 31, 1983 between Mission
            Business Company and Grenex, Inc.                              (G)
    10.17  1991 Incentive Stock Option Plan and Form of Option
            Agreement, as amended.                                         (L)
    10.18  Acquisition Agreement dated as of September 29, 1989 by and among Seagate Technology, Inc. and Control Data
            Corporation, Imprimis Technology Incorporated and Magnetic
            Peripherals, Inc.                                              (I)
    10.19  Amended and Restated Directors' Option Plan and Form of
            Option Agreement.                                              (J)
    11.1   Computation of Net Income per Share (see page 22).
    13.1   1995 Annual Report to Shareholders.
    21.1   Subsidiaries of the Registrant.
    23.1   Consent of Ernst & Young LLP, Independent Auditors.
    24.1   Power of Attorney (included on page 20).
    27     Financial Data Schedule

------------------------
(A) Incorporated by reference to exhibits filed in response to Item 16, "Exhibits," of the Company's Registration Statement on Form S-3 (File No. 33-13430) filed with the Securities and Exchange Commission on April 14, 1987.

(B) Incorporated by reference to exhibits filed in response to Item 14 (a), "Exhibits," of the Company's Form 10-K, as amended, for the year ended June
     30, 1990.

(C) Incorporated by reference to exhibits filed in response to Item 30(b), "Exhibits," of the Company's Registration Statement on Form S-1 and
     Amendment No. 1 thereto (File No. 2-73663), as declared effective by the Securities and Exchange Commission on September 24, 1981.

(D) Incorporated by reference to exhibits filed in response to Item 14(a), "Exhibits," of the Company's Form 10-K for the year ended June 30, 1983.

(E) Incorporated by reference to exhibits filed in response to Item 20, "Exhibits," of the Company's Registration Statement on Form S-8/S-3 (file
     No. 2-98486) filed with the Securities and Exchange Commission on June  19,
     1985.

(F) Incorporated by reference to exhibits filed in response to Item 16(a), "Exhibits," of the Company's Registration Statement on Form S-1 (File No.
     2-78672)  filed with  the Securities and  Exchange Commission  on August 3,
     1982.

(G) Incorporated by reference to exhibits filed in response to Item 14(a), "Exhibits," of the Company's 10-K for the year ended June 30, 1985.

(H) Incorporated by reference to exhibits filed in response to Item 14(a), "Exhibits," of the Company's Form 10-K for the year ended June 30, 1988.

(I) Incorporated by reference to exhibits filed in response to Item 7(c), "Exhibits," of the Company's Current Report on Form 8-K dated October 2,
     1989.

(J) Incorporated by reference to exhibits filed in response to Item 14(a), "Exhibits," of the Company's Form 10-K for the year ended June 30, 1991.

(K) Incorporated by reference to exhibits filed in response to Item 7(c), "Exhibits," of the Company's Current Report on Form 8-K dated December 17,
     1993.

(L) Incorporated by reference to exhibits filed in response to Item 14(a), "Exhibits," of the Company's Form 10-K for the year ended July 2, 1993.

(b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1995.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          SEAGATE TECHNOLOGY, INC.

                                          By:         /s/ ALAN F. SHUGART

                                             -----------------------------------
                                              (ALAN F. SHUGART, CHAIRMAN OF THE
                                                            BOARD,
                                                PRESIDENT AND CHIEF EXECUTIVE
                                                           OFFICER)

Dated: August 4, 1995

                               POWER OF ATTORNEY

    Know All Men By These Presents, that each person whose signature appears below constitutes and appoints Alan F. Shugart and Donald L. Waite, jointly and severally, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

    PURSUANT TO THE REQUIREMENTS  OF THE SECURITIES EXCHANGE  ACT OF 1934,  THIS
REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                      SIGNATURE                                        TITLE                         DATE
------------------------------------------------------  ------------------------------------  -------------------

                       /s/ ALAN F. SHUGART
     -------------------------------------------        Chairman of the Board, President and    August 4, 1995
                  (Alan F. Shugart)                      Chief Executive Officer

                                                        Executive Vice President, Chief
                       /s/ DONALD L. WAITE               Administrative Officer and Chief
     -------------------------------------------         Financial Officer (Principal           August 4, 1995
                  (Donald L. Waite)                      Financial and Accounting Officer)

                        /s/ GARY B. FILLER
     -------------------------------------------        Director                                August 4, 1995
                   (Gary B. Filler)

                      /s/ KENNETH HAUGHTON
     -------------------------------------------        Director                                August 4, 1995
                  (Kenneth Haughton)

                      /s/ ROBERT A. KLEIST
     -------------------------------------------        Director                                August 4, 1995
                  (Robert A. Kleist)

                      /s/ LAWRENCE PERLMAN
     -------------------------------------------        Director                                August 4, 1995
                  (Lawrence Perlman)

                     /s/ THOMAS P. STAFFORD
     -------------------------------------------        Director                                August 4, 1995
                 (Thomas P. Stafford)

                    /s/ LAUREL L. WILKENING
     -------------------------------------------        Director                                August 4, 1995
                (Laurel L. Wilkening)

                            SEAGATE TECHNOLOGY, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                          COL. A                               COL. B        COL. C         COL. D          COL. E       COL. F
----------------------------------------------------------  ------------   -----------  ---------------   -----------  -----------
                                                                                    ADDITIONS
                                                                           ----------------------------
                                                             BALANCE AT    CHARGED TO     CHARGED TO                   BALANCE AT
                                                            BEGINNING OF    COSTS AND   OTHER ACCOUNTS-   DEDUCTIONS-    END OF
DESCRIPTION                                                    PERIOD       EXPENSES       DESCRIBE        DESCRIBE      PERIOD
----------------------------------------------------------  ------------   -----------  ---------------   -----------  -----------
YEAR ENDED JUNE 30, 1995:
  Deducted from asset accounts:
Allowance for doubtful accounts...........................  $ 42,830,000   $12,016,000    $  --           $ 1,447,000(1) $53,399,000
                                                            ------------   -----------  ---------------   -----------  -----------
                                                            ------------   -----------  ---------------   -----------  -----------
YEAR ENDED JULY 1, 1994:
  Deducted from asset accounts:
Allowance for doubtful accounts...........................  $ 46,514,000   $14,091,000    $  --           $17,775,000(2) $42,830,000
                                                            ------------   -----------  ---------------   -----------  -----------
                                                            ------------   -----------  ---------------   -----------  -----------
YEAR ENDED JULY 2, 1993:
  Deducted from asset accounts:
Allowance for doubtful accounts...........................  $ 39,866,000   $34,922,000    $  --           $28,274,000(3) $46,514,000
                                                            ------------   -----------  ---------------   -----------  -----------
                                                            ------------   -----------  ---------------   -----------  -----------

------------------------
(1)  $1,447,000 uncollectible accounts written off, net of recoveries.

(2)  $17,775,000 uncollectible accounts written off, net of recoveries.

(3)  $25,748,000  uncollectible  accounts  written   off,  net  of   recoveries,
     $2,526,000 reclassification to notes receivable.

                            SEAGATE TECHNOLOGY, INC.
                               INDEX TO EXHIBITS

 EXHIBITS                                                                                                        NOTES
-----------                                                                                                    ---------
       3.1   Certificate of Incorporation of Registrant, as amended.                                                 (A)
       3.2   By-Laws of Registrant, as amended.                                                                      (B)
       4.1   Indenture dated May 6, 1987 between the Registrant and Chemical Bank.                                   (A)
       4.2   Indenture dated as of December 1, 1993 between Registrant and Chemical Bank.                            (K)
      10.1   1981 Incentive Stock Option Plan and form of Stock Option Agreement.                                    (C)
      10.2   1983 Incentive Stock Option Plan and form of Stock Option Agreement.                                    (D)
      10.3   Seagate Technology Employee Stock Purchase Plan.                                                        (C)
      10.4   Grenex, Inc. 1984 Stock Option Plan and form of Stock Agreement.                                        (E)
      10.5   Ground and building lease dated March 31, 1983 between the Registrant and First Scotts Valley,
              Inc.                                                                                                   (D)
      10.6   Ground lease dated July 15, 1982 between the Registrant and First Scotts Valley, Inc.                   (F)
      10.7   Grant Deed dated June 25, 1983 between the Registrant and Albert L. and Anne Russo.                     (A)
      10.8   Lease Agreement dated May 20, 1985 between Seagate Singapore, Pte., Ltd. and Jurong Town
              Corporation, and related Mortgage Agreement.                                                           (G)
      10.9   Lease Agreements dated from April 1, 1983 through May 16, 1985 between Seagate Technology
              Singapore, Pte., Ltd. and Jurong Town Corporation.                                                     (G)
      10.10  Lease Agreement dated September 11, 1984 between Seagate Technology Singapore, Pte., Ltd. and
              the Science Counsel of Singapore.                                                                      (H)
      10.11  Lease Agreement dated from August 16, 1985 through June 8, 1988 between Seagate Technology
              Singapore, Pte., Ltd. and Jurong Town Corporation.                                                     (H)
      10.12  Deed of Assignment dated February 18, 1987 between Seagate Technology Singapore, Pte., Ltd. and
              the Hong Kong and Shanghai Banking Corporation.                                                        (H)
      10.13  Factory Development Master Agreement dated December 14, 1987 and Amendment 1 thereto dated
              January 21, 1988 between Seagate Technology (Thailand) Ltd. and Mrs. Curairat Bonython.                (H)
      10.14  Master Agreement dated June 10, 1988 between Seagate Technology (Thailand) Ltd. and Chokchai
              International Co., Ltd.                                                                                (H)
      10.15  Lease Agreement dated July 18, 1987 and Amendment No. 1 thereto dated June 10, 1988 between
              Seagate Technology (Thailand) Ltd. and Chokchai International Co., Ltd.                                (H)
      10.16  Industrial Lease dated December 31, 1983 between Mission Business Company and Grenex, Inc.              (G)
      10.17  1991 Incentive Stock Option Plan and Form of Option Agreement, as amended.                              (L)
      10.18  Acquisition Agreement dated as of September 29, 1989 by and among Seagate Technology, Inc. and
              Control Data Corporation, Imprimis Technology Incorporated and Magnetic Peripherals, Inc.              (I)
      10.19  Amended and Restated Directors' Option Plan and Form of Option Agreement.                               (J)
      11.1   Computation of Net Income per Share (see page 22).
      13.1   1995 Annual Report to Shareholders.
      21.1   Subsidiaries of the Registrant.
      23.1   Consent of Ernst & Young LLP, Independent Auditors.

      24.1   Power of Attorney (included on page 20).
      27     Financial Data Schedule

------------------------

(A) Incorporated by reference to exhibits filed in response to Item 16, "Exhibits," of the Company's Registration Statement on Form S-3 (File No. 33-13430) filed with the Securities and Exchange Commission on April 14, 1987.

(B) Incorporated by reference to exhibits filed in response to Item 14 (a), "Exhibits," of the Company's Form 10-K, as amended, for the year ended June 30, 1990.

(C) Incorporated by reference to exhibits filed in response to Item 30(b), "Exhibits," of the Company's Registration Statement on Form S-1 and Amendment No. 1 thereto (File No. 2-73663), as declared effective by the Securities and Exchange Commission on September 24, 1981.

(D) Incorporated by reference to exhibits filed in response to Item 14(a), "Exhibits," of the Company's Form 10-K for the year ended June 30, 1983.

(E) Incorporated by reference to exhibits filed in response to Item 20, "Exhibits," of the Company's Registration Statement on Form S-8/S-3 (file No. 2-98486) filed with the Securities and Exchange Commission on June 19, 1985.

(F) Incorporated by reference to exhibits filed in response to Item 16(a), "Exhibits," of the Company's Registration Statement on Form S-1 (File No. 2-78672) filed with the Securities and Exchange Commission on August 3, 1982.

(G) Incorporated by reference to exhibits filed in response to Item 14(a), "Exhibits," of the Company's 10-K for the year ended June 30, 1985.

(H) Incorporated by reference to exhibits filed in response to Item 14(a), "Exhibits," of the Company's Form 10-K for the year ended June 30, 1988.

(I) Incorporated by reference to exhibits filed in response to Item 7(c), "Exhibits," of the Company's Current Report on Form 8-K dated October 2, 1989.

(J) Incorporated by reference to exhibits filed in response to Item 14(a), "Exhibits," of the Company's Form 10-K for the year ended June 30, 1991.

(K) Incorporated by reference to exhibits filed in response to Item 7(c), "Exhibits," of the Company's Current Report on Form 8-K dated December 17, 1993.

(L) Incorporated by reference to exhibits filed in response to Item 14(a), "Exhibits," of the Company's Form 10-K for the year ended July 2, 1993.