Form 10-Q
period 1995-09-29
SEAGATE TECHNOLOGY INC
filed 1995-11-08
CIK 354952

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                                       OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 29, 1995
                         Commission File Number 0-10630

                            SEAGATE TECHNOLOGY, INC.
                                  (Registrant)

                     Incorporated in the State of Delaware

                I.R.S. Employer Identification Number 94-2612933

                920 Disc Drive, Scotts Valley, California 95066

                           Telephone: (408) 438-6550

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes /X/    No / /

    On September 29, 1995, 72,903,146 shares of the registrant's common stock were issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX
                            SEAGATE TECHNOLOGY, INC.

                                                                                                               PAGE
 PART I                                         FINANCIAL INFORMATION                                           NO.
---------  ------------------------------------------------------------------------------------------------  ---------
Item 1.    Financial Statements (Unaudited)

           Consolidated condensed statements of income --
               Quarters ended September 29, 1995 and September 30, 1994                                          3

           Consolidated condensed balance sheets --
               September 29, 1995 and June 30, 1995                                                              4

           Consolidated condensed statements of cash flows --
               Quarters ended September 29, 1995 and September 30, 1994                                          5

           Notes to consolidated condensed financial statements                                                  6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations                11


 PART II                                          OTHER INFORMATION
---------  ------------------------------------------------------------------------------------------------

Item 1.    Legal Proceedings                                                                                    14

Item 4.    Submission of Matters to a Vote of Security Holders                                                  16

Item 6.    Exhibits and Reports on Form 8-K                                                                     17

           SIGNATURES                                                                                           18

                            SEAGATE TECHNOLOGY, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                                              QUARTER ENDED
                                                                                        --------------------------
                                                                                          SEPT. 29,     SEPT. 30,
                                                                                            1995          1994
                                                                                        -------------  -----------
Net sales.............................................................................  $   1,453,626  $   933,146
Cost of sales.........................................................................      1,161,975      735,001
Product development...................................................................         67,676       47,252
Marketing and administrative..........................................................         69,969       56,163
Amortization of goodwill and other intangibles........................................          7,616        4,250
In-process research and development...................................................             --       43,000
                                                                                        -------------  -----------
    Total Operating Expenses..........................................................      1,307,236      885,666
    Income from Operations............................................................        146,390       47,480
Interest income.......................................................................         18,040       14,698
Interest expense......................................................................         (8,868)      (8,207)
Other.................................................................................         (1,211)       1,322
                                                                                        -------------  -----------
    Other Income......................................................................          7,961        7,813
                                                                                        -------------  -----------
Income before income taxes............................................................        154,351       55,293
Provision for income taxes............................................................         46,305       32,756
                                                                                        -------------  -----------
    Net Income........................................................................  $     108,046  $    22,537
                                                                                        -------------  -----------
                                                                                        -------------  -----------
NET INCOME PER SHARE:
Primary...............................................................................  $        1.44  $      0.30
Fully diluted.........................................................................           1.23         0.30
NUMBER OF SHARES USED IN PER SHARE COMPUTATIONS:
Primary...............................................................................         75,088       74,904
Fully diluted.........................................................................         91,681       91,501

           See notes to consolidated condensed financial statements.

                            SEAGATE TECHNOLOGY, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                        SEPT. 29,      JUNE 30,
                                                                                          1995         1995 (1)
                                                                                      -------------  -------------
                                                      ASSETS
Cash and cash equivalents...........................................................  $     684,192  $     702,194
Short-term investments..............................................................        562,710        544,432
Accounts receivable.................................................................        662,097        567,747
Inventories.........................................................................        427,922        395,838
Deferred income taxes...............................................................        136,138        127,769
Other current assets................................................................        138,636        106,906
                                                                                      -------------  -------------
    Total Current Assets............................................................      2,611,695      2,444,886
Property, equipment and leasehold improvements, net.................................        721,688        615,251
Goodwill and other intangibles, net.................................................        183,011        189,328
Other assets........................................................................        106,161        111,797
                                                                                      -------------  -------------
    Total Assets....................................................................  $   3,622,555  $   3,361,262
                                                                                      -------------  -------------
                                                                                      -------------  -------------

                                                   LIABILITIES
Accounts payable....................................................................  $     539,534  $     460,213
Accrued employee compensation.......................................................        130,758        112,988
Accrued expenses....................................................................        284,126        251,696
Accrued income taxes................................................................         38,179         74,288
Current portion of long-term debt...................................................         10,479         10,561
                                                                                      -------------  -------------
    Total Current Liabilities.......................................................      1,003,076        909,746
Deferred income taxes...............................................................        269,909        244,731
Other liabilities...................................................................        138,161        125,143
Long-term debt, less current portion................................................        539,804        539,874
                                                                                      -------------  -------------
    Total Liabilities...............................................................      1,950,950      1,819,494
                                                                                      -------------  -------------

                                               SHAREHOLDERS' EQUITY
Common stock........................................................................            729            729
Additional paid-in capital..........................................................        401,555        393,849
Retained earnings...................................................................      1,270,365      1,171,067
Treasury common stock at cost.......................................................             --        (22,839)
Foreign currency translation adjustment.............................................         (1,044)        (1,038)
                                                                                      -------------  -------------
    Total Shareholders' Equity......................................................      1,671,605      1,541,768
                                                                                      -------------  -------------
    Total Liabilities and Shareholders' Equity......................................  $   3,622,555  $   3,361,262
                                                                                      -------------  -------------
                                                                                      -------------  -------------

See notes to consolidated condensed financial statements.
------------------------
(1) The information in this column was derived from the Company's audited consolidated balance sheet as of June 30, 1995.

                            SEAGATE TECHNOLOGY, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)
                                    (UNAUDITED)

                                                                                              QUARTER ENDED
                                                                                        --------------------------
                                                                                         SEPT. 29,     SEPT. 30,
                                                                                            1995          1994
                                                                                        ------------  ------------
OPERATING ACTIVITIES:
Net income............................................................................  $    108,046  $     22,537
Adjustments to reconcile net income to net cash from operating activities:
  Depreciation and amortization.......................................................        64,758        45,656
  Deferred income taxes...............................................................        16,809       (14,496)
  In-process research and development.................................................            --        43,000
  Other...............................................................................           494          (155)
  Changes in operating assets and liabilities:
    Accounts receivable...............................................................       (94,217)       10,272
    Inventories.......................................................................       (33,380)     (106,399)
    Accounts payable..................................................................        72,332        68,141
    Accrued income taxes..............................................................       (29,590)      (21,764)
    Other assets and liabilities......................................................        34,343        31,830
                                                                                        ------------  ------------
      Net cash provided by operating activities.......................................       139,595        78,622
INVESTING ACTIVITIES:
Acquisition of property, equipment and leasehold improvements, net....................      (150,900)      (62,947)
Purchases of short-term investments...................................................      (553,969)     (577,756)
Sales of short-term investments.......................................................       535,546       453,879
Acquisitions of businesses, net of cash acquired......................................          (193)      (68,732)
Equity investments....................................................................        (2,496)      (18,550)
Increase in other non-current assets, net.............................................        (2,295)          841
                                                                                        ------------  ------------
      Net cash used in investing activities...........................................      (174,307)     (273,265)
FINANCING ACTIVITIES:
Repayment of long-term debt...........................................................          (343)          (81)
Sale of common stock..................................................................        15,470        11,422
Purchase of treasury stock............................................................            --       (25,834)
                                                                                        ------------  ------------
      Net cash provided by (used in) financing activities.............................        15,127       (14,493)
Effect of exchange rate changes on cash and cash equivalents..........................         1,583           (62)
                                                                                        ------------  ------------
Decrease in cash and cash equivalents.................................................       (18,002)     (209,198)
Cash and cash equivalents at the beginning of the period..............................       702,194       804,717
                                                                                        ------------  ------------
Cash and cash equivalents at the end of the period....................................  $    684,192  $    595,519
                                                                                        ------------  ------------
                                                                                        ------------  ------------

           See notes to consolidated condensed financial statements.

                            SEAGATE TECHNOLOGY, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION
    The consolidated condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes the disclosures included in the unaudited consolidated condensed financial statements, when read in conjunction with the consolidated financial statements of the Company as of June 30, 1995 are adequate to make the information presented not misleading.

    The consolidated condensed financial statements reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to summarize fairly the consolidated financial position, results of operations and cash flows for such periods.

    The results of operations for the three months ended September 29, 1995 are not necessarily indicative of the results that may be expected for the entire year ending June 28, 1996.

    The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Accordingly, fiscal 1995 ended on June 30, 1995 and fiscal 1996 will end on June 28, 1996.

2.  NET INCOME PER SHARE
    Primary net income per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Fully diluted net income per share further assumes the conversion of the Company's 5% and 6 3/4% convertible subordinated debentures.

3.  BALANCE SHEET INFORMATION
    (In thousands)

                                                                       SEPT. 29,    JUNE 30,
                                                                         1995         1995
                                                                      -----------  -----------
Accounts Receivable:
Accounts receivable.................................................  $   715,616  $   621,146
Allowance for non-collection........................................      (53,519)     (53,399)
                                                                      -----------  -----------
                                                                      $   662,097  $   567,747
                                                                      -----------  -----------
                                                                      -----------  -----------

                            SEAGATE TECHNOLOGY, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

3.  BALANCE SHEET INFORMATION (CONTINUED)

                                                                    SEPT. 29,      JUNE 30,
                                                                      1995           1995
                                                                  -------------  -------------
Inventories:
Components......................................................       $263,410       $203,036
Work-in-process.................................................         74,838         65,124
Finished goods..................................................         89,674        127,678
                                                                  -------------  -------------
                                                                       $427,922       $395,838
                                                                  -------------  -------------
                                                                  -------------  -------------

    Property, Equipment and Leasehold Improvements:

Property, equipment and leasehold improvements..................  $   1,447,831  $   1,302,018
Allowance for depreciation and amortization.....................       (726,143)      (686,767)
                                                                  -------------  -------------
                                                                  $     721,688  $     615,251
                                                                  -------------  -------------
                                                                  -------------  -------------

4.  INCOME TAXES
    The estimated tax rate used to compute the income tax provision for the quarters ended September 29, 1995 and September 30, 1994 is based on the Company's estimate of its domestic and foreign operating income for each respective year. The effective tax rate for the quarter ended September 29, 1995 was 30% compared with 59% for the comparable quarter last year. The higher effective tax rate in the comparable quarter last year was due to the $43,000,000 write-off of in-process research and development incurred in connection with the acquisition of Palindrome Corporation that was not deductible for domestic tax purposes. Excluding the one time write-off of in-process research and development, the Company's overall effective tax rate for the comparable quarter last year would have been 30%.

    The Company's overall effective tax rate is less than the domestic statutory rate because a portion of the operating income is not subject to foreign income taxes and is considered to be permanently invested in non-US operations. Accordingly, taxes have not been provided on such income.

    While the Company expects its effective tax rate on operating income for the remaining quarters of fiscal 1996 to approximate 30%, the actual effective tax rate may be higher than 30% if the Company incurs additional non-deductible charges in connection with future acquisitions.

                            SEAGATE TECHNOLOGY, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

5.  SHAREHOLDERS' EQUITY
    Shares authorized and outstanding are as follows:

                                                                     SHARES OUTSTANDING
                                                               ------------------------------
                                                                 SEPT. 29,        JUNE 30,
                                                                    1995            1995
                                                               --------------  --------------
Preferred stock, par value $.01 per share, 1,000,000 shares
 authorized..................................................              --              --
Common stock, par value $.01 per share, 200,000,000 shares
 authorized (shares outstanding exclude treasury shares of
 856,234 at June 30, 1995)...................................      72,903,146      71,990,271

6.  SUPPLEMENTAL CASH FLOW INFORMATION
    (In thousands)

                                                                            QUARTER ENDED
                                                                         --------------------
                                                                         SEPT. 29,  SEPT. 30,
                                                                           1995       1994
                                                                         ---------  ---------
Cash paid for interest.................................................  $     298  $     322
Cash paid for income taxes.............................................     57,989     69,102

7.  CERTAIN INVESTMENTS
    The Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are stated at fair value with unrealized gains and losses included in shareholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses are included in other income (expense). The cost of securities sold is based on the specific identification method.

                            SEAGATE TECHNOLOGY, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

7.  CERTAIN INVESTMENTS (CONTINUED)
    The following is a summary of available-for-sale securities at September 29, 1995 (in thousands):

                                                                     GROSS        GROSS
                                                     AMORTIZED    UNREALIZED   UNREALIZED
                                                       COST          GAIN         LOSS       FAIR VALUE
                                                   -------------  -----------  -----------  -------------
Corporate Bonds..................................  $     351,951   $     450    $      74   $     352,327
U.S. Government Obligations......................        257,465         506          176         257,795
Commercial Paper.................................        111,550          46            9         111,587
Money Market Mutual Funds........................        108,959         580          526         109,013
Municipal Bonds..................................         89,857          25            5          89,877
Taxable Auction Rate Preferred Stock.............        126,674          --           --         126,674
                                                   -------------  -----------       -----   -------------
    Total........................................  $   1,046,456   $   1,607    $     790   $   1,047,273
                                                   -------------  -----------       -----   -------------
                                                   -------------  -----------       -----   -------------
Included in short-term investments...............                                           $     562,710
Included in cash and cash equivalents............                                                 484,563
                                                                                            -------------
    Total........................................                                           $   1,047,273
                                                                                            -------------
                                                                                            -------------

    The gross realized gains and losses on the sale of available-for-sale securities were immaterial for the quarters ended September 29, 1995 and September 30, 1994.

    The fair value of the Company's investment in debt securities at September 29, 1995, by contractual maturity, is as follows (in thousands):

Due in less than 1 year..........................................  $ 630,167
Due in 1 to 2 1/2 years..........................................    181,419
                                                                   ---------
    Total........................................................  $ 811,586
                                                                   ---------
                                                                   ---------

8.
    In October 1995, the Company and Conner Peripherals, Inc. ("Conner") signed a definitive agreement to merge the two companies. Conner designs, manufactures and sells information storage products including disc drives, tape drives and storage management software.

    Pursuant to the agreement, the stockholders of Conner will receive 0.442 of a share of Seagate common stock for each share of Conner common stock and the Company will issue options to purchase 0.442 of a share of Seagate Common Stock in exchange for each outstanding option to purchase Conner Common Stock. The transaction will be accounted for as a pooling of interests. In addition, Seagate has the option to purchase up to 15% of Conner common stock outstanding at an exercise price of $17.90 per share. The option is exercisable in the event a third party acquires a 20% share ownership of Conner, or commences a tender offer for at least 20% of the outstanding Conner Common Stock, or Conner enters into an agreement with a third party in connection with a merger, consolidation or acquisition or purchase of all or a material portion of the assets or the equity interest in Conner.

                            SEAGATE TECHNOLOGY, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

8.   (CONTINUED)
    The transaction has been approved by the Boards of Directors of both companies, but is still subject to normal conditions of closing, including stockholder approval of both companies and the required regulatory approvals.

    In connection with the merger with Conner, the Company anticipates that it will acquire the minority interest of Arcada Software, Inc., a majority owned subsidiary of Conner, in exchange for shares of Seagate common stock and stock options in a transaction to be accounted for as a purchase. Based on a preliminary purchase price allocation and assuming a consummation of the transaction in the quarter ending March 31, 1996, the Company estimates that it will incur a charge to operations of approximately $35 million to $40 million in that quarter in connection with the write-off of in-process research and development.

    The Company also expects to incur certain expenses in connection with the merger, including nonrecurring expenses associated with consolidating the two companies' operations and the fees of financial advisors, attorneys and accountants. Such expenses will adversely impact the Company's results of operations in the quarter in which the merger is consummated. Although the Company has not yet finalized the estimated level of such expenses, it currently anticipates that it will incur a charge to operations, prior to the effect of any tax benefits, of between $140 million and $180 million.

    Furthermore, the Company expects the merger with Conner to result in a dilutive effect on net income per share in the near term.

9.  LITIGATION
    See Part II, Item 1 of this Form 10-Q for a description of legal proceedings.

                            SEAGATE TECHNOLOGY, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

    Net sales for the quarter ended September 29, 1995 were $1,453,626,000 as compared with $933,146,000 for the comparable year-ago quarter, and $1,292,279,000 for the immediately preceding quarter ended June 30, 1995. The increase in net sales from the comparable year-ago quarter and the immediately preceding quarter was primarily due to a higher level of unit shipments and a shift in mix to the Company's higher priced products partially offset by a continuing decline in the average unit sales prices of the Company's products as a result of competitive market conditions. The rigid disc drive industry in which the Company operates is characterized by declining unit sales prices over the life of a product and the Company believes this characteristic will continue.

    Gross margin as a percentage of net sales was 20.1% for the quarter ended September 29, 1995, compared with 21.2% for the comparable quarter last year and 21.4% for the immediately preceding quarter. The decrease in gross margin as a percentage of net sales from the comparable year-ago quarter and the immediately preceding quarter was primarily due to a decline in average unit sales prices of the Company's products as a result of competitive market conditions and, with respect to the immediately preceding quarter, a decrease in units produced resulting in higher overhead costs per unit. These adverse factors were partially offset by a shift in mix to the Company's newer, higher capacity disc drives, a reduction in material costs and, with respect to the comparable year-ago quarter, an increase in units produced resulting in lower overhead costs per unit.

    Effective January 1, 1995, the European Union ("EU") established a new General System of Preferences ("GSP"). Under this revised code certain products which had been exempt from customs duties under the previous GSP rules, including hard disc drives imported into the EU from Singapore, again became subject to such duties (although at a rate lower than Most Favored Nation (MFN) duties). In addition, during calendar 1995 Singapore is progressively losing its status as a beneficiary country under GSP. As a result, hard disc drives produced in Singapore and imported into the EU will realize no reduction from full MFN customs duties after December 31, 1995. The imposition of such customs duties could negatively impact revenues or increase costs and adversely impact gross margins depending upon the extent to which such duties are absorbed by the Company.

    Product development expenses for the quarter ended September 29, 1995 were $67,676,000, an increase of $20,424,000 when compared with the comparable quarter last year and an increase of $3,953,000 when compared with the immediately preceding quarter ended June 30, 1995. These expenses represented 4.7% of net sales for the quarter ended September 29, 1995, compared with 5.1% and 4.9%, respectively, for the comparable year-ago period and the immediately preceding quarter. The increase in expenses from the comparable year-ago quarter was primarily due to increases in salaries and related costs, ongoing product development expenses of the recently acquired businesses, an increase in outside services, as well as an overall increase in the Company's product development efforts. The increase in expenses from the immediately preceding quarter was primarily due to an overall increase in the Company's product development efforts.

    Marketing and administrative expenses for the quarter ended September 29, 1995 were $69,969,000, an increase of $13,806,000 when compared with the comparable quarter last year and an increase of $1,790,000 when compared with the immediately preceding quarter ended June 30, 1995. These expenses represented 4.8% of net sales for the quarter ended September 29, 1995, compared with 6.0% and 5.3%, respectively, for the comparable year-ago period and the immediately preceding quarter. The increase in expenses from the comparable year-ago quarter was primarily due to ongoing marketing and administrative expenses of the Company's recently acquired businesses, and increases in salaries and related costs, outside services, and travel and entertainment expenses partially offset by a decrease in legal expenses.

    Amortization of goodwill and other intangibles increased by $3,366,000 when compared with the comparable year-ago quarter, primarily due to additional goodwill and other intangibles arising from various investments in and acquisitions of businesses during fiscal 1995.

    Net other income increased by $148,000 when compared with the comparable year-ago quarter and decreased by $3,783,000 from the immediately preceding quarter ended June 30, 1995. The increase in net other income from the comparable year-ago quarter was primarily due to higher interest income from higher levels of average invested cash and higher interest rates, partially offset by losses on foreign currency translation in the quarter ended September 29, 1995. The decrease in net other income from the immediately preceding quarter was primarily due to losses on foreign exchange contracts in the quarter ended September 29, 1995 as compared with gains on foreign exchange contracts in the immediately preceding quarter.

    Seagate's effective tax rate for the quarter ended September 29, 1995 was 30% compared with 59% for the comparable quarter last year. The higher effective tax rate in the comparable quarter last year was due to the $43,000,000 write-off of in-process research and development incurred in connection with the acquisition of Palindrome Corporation that was not deductible for domestic tax purposes. Excluding the one time write-off of in-process research and development, the Company's overall effective tax rate for the comparable quarter last year would have been 30%.

    The Company's overall effective tax rate is less than the domestic statutory rate because a portion of the operating income is not subject to foreign income taxes and is considered to be permanently invested in non-U.S. operations. Accordingly, taxes have not been provided on such income.

    While the Company expects its effective tax rate on operating income for the remaining quarters of fiscal 1996 to approximate 30%, the actual effective tax rate may be higher than 30% if the Company incurs additional non-deductible charges in connection with future acquisitions.

    In October 1995, the Company and Conner Peripherals, Inc. signed a definitive agreement to merge the two companies. In connection with the merger, the Company expects to incur certain expenses, including nonrecurring expenses associated with consolidating the two companies' operations and the fees of financial advisors, attorneys and accountants. Such expenses will adversely impact the Company's results of operations in the quarter in which the merger is consummated. Although the Company has not yet finalized the estimated level of such expenses, it currently anticipates that it will incur a charge to operations, prior to the effect of any tax benefits, of between $140 million and $180 million. The transaction has been approved by the Boards of Directors of both companies but is still subject to normal conditions of closing, stockholder approval of both companies and the required regulatory approvals. Also see note #8 to Notes to Consolidated Condensed Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES:

    At September 29, 1995, the Company's cash, cash equivalents and short-term investments totaled $1,246,902,000, an increase of $276,000 from the June 30, 1995 balance. The Company's cash, cash equivalents and short-term investments are being maintained in short-term liquid investments until required for other purposes.

    As of September 29, 1995, the Company had a domestic credit facility consisting of a $50 million line of credit. There were no borrowings under this line of credit at September 29, 1995 although approximately $11 million had been utilized for letters of credit. Additionally the Company had approximately $32 million of non-domestic lines of credit which can be used for borrowings as well as letters of credit, bankers' guarantees, and overdraft facilities. Although there were no borrowings under these lines at September 29, 1995, approximately $4 million had been utilized for bankers' guarantees and letters of credit. The Company also had approximately $26 million of lines of credit worldwide which can be used for letters of credit and bankers' guarantees, but not borrowings. Of the $26 million, approximately $7 million had been utilized at September 29, 1995.

    The Company expects investments in property and equipment in the current fiscal year to approximate $950 million, of which approximately $158 million had been incurred as of September 29, 1995. The Company plans to finance these investments from existing cash balances and cash flows from operations. The $158 million comprised $78 million for manufacturing facilities and equipment related to the Company's subassembly and disc drive final assembly and test facilities in the United States and Far East, $51 million for manufacturing facilities and equipment for the thin-film head operations in the United States, Malaysia and Northern Ireland, $22 million for expansion of the Company's thin-film media operations in California and Singapore and $7 million for other purposes.

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    SECURITIES LITIGATION

    In 1988 a series of lawsuits were filed in Federal Court for the Northern District of California against the Company, alleging violations of the federal securities laws on behalf of a class of purchasers of the Company's securities. On February 8, 1995 the Court granted defendants summary judgment completely dismissing all claims against the Company. On March 31, 1995 the Court also denied plaintiffs' motion for reconsideration of the summary judgment decision. Plaintiffs have appealed this judgment to the Ninth Circuit Court of Appeals.

    In 1991 another series of lawsuits were filed in Federal Court for the Northern District of California against the Company, alleging violations of the federal securities laws on behalf of a class of purchasers of the Company's securities. Discovery is continuing and the trial date has been continued to February 1997.

    The Company believes the 1988 and 1991 series of securities lawsuits are without merit and intends to vigorously contest them. The Company believes that the outcome of these matters will not have a material adverse effect on the Company's financial condition or results of operations.

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

    The Company's portion of the estimated cost of investigation and remediation of known contamination at the sites to be incurred after June 30, 1995 was approximately $14,900,000. Through June 30, 1995 the Company had recovered approximately $2,500,000 from Ceridian through its indemnification and cost sharing agreements with Ceridian and, in addition, expects to recover approximately $9,800,000 from Ceridian over the next 30 years. After deducting the expected recoveries from Ceridian, the expected aggregate undiscounted liability was approximately $5,100,000 at June 30, 1995 with expected payments by the Company of approximately $600,000 in 1999, $304,000 in 2000 and the remainder thereafter.

    Approximately $14,000,000 of the $14,900,000 total estimated costs described above is attributable to one site in Omaha, Nebraska. In 1994 the Company sold the Omaha property; however, the Company has indemnified the buyer with respect to all environmental contamination existing on the site at the time of sale. IT Corporation, a nationally known environmental consulting firm, has provided consulting services to Ceridian and the Company for the Omaha site for several years and has assisted the Company in estimating the liability related to the cost of remediation. This liability is based on a plan of investigation and remediation developed by IT Corporation pursuant to a Consent Order entered into by the Company and the EPA in 1990. The extent of contamination in the groundwater has been investigated and generally defined. According to the plan, the likely technology for remediation of groundwater at the facility will be pumping and treatment, while remediation of soils will most likely be accomplished by soil vapor extraction. A substantial portion of the Omaha liability was discounted by applying a risk free rate of 6% to the expected payments to be made by the Company over the next 30 years. None of the liabilities for any of the other sites has been discounted.

The total liability for all sites recorded by the Company after considering the estimated effects of inflation, reimbursements by Ceridian and discounting was approximately $3,000,000 at June 30, 1995.

    The Company believes that the indemnification and cost sharing agreements entered into with Ceridian and the reserves that the Company has established with respect to its future environmental costs are such that, based on present information available to it, future environmental costs related to currently known contamination will not have a material adverse effect on its financial condition or results of operations.

    PATENT LITIGATION

    In November 1992, Rodime, PLC ("Rodime") filed a complaint in Federal Court for the Central District of California, alleging infringement of U.S. Patent No. B1 4,638,383 and various state law unfair competition claims. No trial date has been scheduled.

    On April 17, 1995, the Court granted the Company's motion for summary judgment that certain of the Company's products did not infringe any claims of Rodime's patent. With this Order only three (3) of the Company's products (ST157, ST325 and ST351) remained accused in this action. Subsequently, the Company filed another motion for summary judgment seeking a judgment that these remaining products do not infringe any claims of the Rodime patent. On August 9, 1995 the Special Master (previously appointed by the Court to hear various motions brought by the parties including the motions for summary judgment and to make recommendations to the Court as to the disposition of these motions) recommended that the Court grant the Company's motion for summary judgment that the Company's ST325 and ST351 products do not infringe the Rodime patent and deny the motion as to the ST157. The Court is expected to act on this recommendation in the near future. A pretrial conference has been scheduled for November 6, 1995.

    On August 22, 1995 the Court entered an Order which granted the Company's motion for summary judgment that certain claims of the Rodime patent are invalid. This same motion was granted by the District Court of Minnesota in the related action of Quantum v. Rodime, PLC and resulted in a final judgment of invalidity of these claims of the Rodime patent. Rodime appealed this adverse judgment to the Court of Appeals for the Federal Circuit. The Court of Appeals for the Federal Circuit affirmed the Lower Court on September 22, 1995.

    It is the opinion of the Company's patent counsel that the Company's products do not infringe any valid claims of the Rodime patent in suit and thus the Company refused Rodime's offer of a license for its patents. However, many other companies, such as IBM, Conner Peripherals, Hewlett-Packard and a number of Japanese companies have reportedly made payments to and taken licenses from Rodime.

    On October 5, 1994 a patent infringement action was filed against the Company by an individual James M. White in the U.S. District Court for the Northern District of California for alleged infringement of U.S. Patent Nos. 4,673,996 and 4,870,519. Both patents relate to air bearing sliders. Prior to the filing of the lawsuit, the Company filed a Petition for Reexamination of U.S. Patent No. 4,673,996 with the United States Patent and Trademark Office ("PTO") and this Petition was granted shortly after the lawsuit was filed. Subsequently, the Company filed a Petition for Reexamination of U.S. Patent No. 4,870,519. This second petition has also been granted by the PTO. The District Court stayed the action pending the outcome of the reexaminations. It is the opinion of the Company's patent counsel that the claims of the two White patents are invalid for the reasons set forth in the two Petitions for Reexamination.

    In May 1995, Personal Computer Peripherals Corporation ("PCPC") filed a complaint against one of the Company's newly acquired subsidiaries, Palindrome Corporation, and a number of other unrelated defendants, alleging infringement of U.S. Patent No. 5,133,066. The patent relates to a computer program for backing up data and program files on computer network systems. On July 31, 1995 without the Company having answered the PCPC complaint, PCPC voluntarily dismissed the patent infringement action against Palindrome without prejudice.

    TAX DEFICIENCY

    In 1994, the Internal Revenue Service ("IRS") concluded a field audit of the Company's income tax returns for the fiscal years 1988 through 1990 and issued to the Company a "Notice of Deficiency" (the "Notice") for those fiscal years. The majority of the proposed adjustments to income in those fiscal years related to the allocation of income between the Company and its foreign subsidiaries. The proposed adjustments to income and tax credits in the Notice resulted in proposed tax deficiencies of approximately $66,000,000 plus penalties and interest. The proposed income adjustments would also eliminate tax net operating loss and tax credit carryovers that have been used to offset taxable income and tax liabilities in other fiscal years. The impact on tax net operating losses and tax credit carryovers from the adjustments proposed in the Notice would result in additional taxes of approximately $22,000,000 for the three years ended July 2, 1993 plus interest. The Company on June 7, 1994 filed a Petition in the United States Tax Court entitled Seagate Technology, Inc. and
Consolidated Subsidiaries v. Commissioner of Internal Revenue, Docket No. 9535-94, contesting these proposed deficiencies and related penalties. The IRS filed its Answer on August 4, 1994. The Company believes that the likely outcome of this matter will not have a material adverse effect on the Company's financial condition or results of operations.

    OTHER LITIGATION

    Amstrad PLC ("Amstrad") initiated a lawsuit against the Company in London, England on December 11, 1992 concerning the Company's sale of allegedly defective disc drives to Amstrad. The Company replied to the allegations made against it by Amstrad by denying all material points of Amstrad's claim and asserting many affirmative defenses. Discovery is continuing and a trial date has been set for April 1996. Statements of witnesses of fact have been exchanged and experts' reports will be exchanged shortly. The Company believes this lawsuit is without merit and will continue to defend itself vigorously. The Company believes that the outcome of this matter will not have a material adverse effect on the Company's financial condition or results of operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's 1995 Annual Meeting of Shareholders was held on October 26, 1995. The following is a brief description of each matter voted upon at the meeting and a statement of the number of votes cast for, against or withheld and the number of abstentions and broker nonvotes with respect to each matter.

    (a) The shareholders elected the following directors to serve for the ensuing year and until their successors are elected:

                                                        FOR         WITHHELD
                                                   -------------  ------------
Alan F. Shugart..................................   61,322,376      527,289
Robert A. Kleist.................................   61,421,033      428,632
Gary B. Filler...................................   61,421,133      428,532
Kenneth E. Haughton..............................   61,419,834      429,831
Thomas P. Stafford...............................   61,402,098      447,567
Lawrence Perlman.................................   61,417,005      432,660
Laurel L. Wilkening..............................   61,419,934      429,731

    (b) The shareholders approved an amendment to the 1991 Incentive Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 6,000,000.

                                                BROKER
     FOR          AGAINST        ABSTAIN        NONVOTE
-------------  -------------  -------------  -------------
 40,581,627     12,814,162       432,378       8,021,498

    (c) The shareholders ratified the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending June 28, 1996.

                                                BROKER
     FOR          AGAINST        ABSTAIN        NONVOTE
-------------  -------------  -------------  -------------
 61,672,129       26,777         150,759          --

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    The following exhibits are included herein:

10.20*     Agreement and Plan of Reorganization dated as of October 3, 1995 entered into by and between Registrant, Athena Acquisition Corporation and Conner Peripherals,
            Inc.
11.1       Computation of Net Income per Share
27         Financial Data Schedule

------------------------
 * Incorporated by reference to the exhibits filed in response to Item 7, "Material to be Filed as Exhibits" of the Company's Schedule 13D filed October 13, 1995 with respect to beneficial ownership of Common Stock of Conner Peripherals, Inc.

    (b)  Reports on Form 8-K

    No reports on Form 8-K have been filed with the Securities and Exchange Commission during the three months ended September 29, 1995.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 SEAGATE TECHNOLOGY, INC.
                                                       (Registrant)

DATE: November 8, 1995                                BY:            /s/ DONALD L. WAITE
                                                  -----------------------------------------
                                                               Donald L. Waite
                                                          EXECUTIVE VICE PRESIDENT,
                                                         CHIEF ADMINISTRATIVE OFFICER
                                                         AND CHIEF FINANCIAL OFFICER
                                                           (PRINCIPAL FINANCIAL AND
                                                             ACCOUNTING OFFICER)

DATE: November 8, 1995                                BY:            /s/ ALAN F. SHUGART
                                                  -----------------------------------------
                                                               Alan F. Shugart
                                                            CHAIRMAN OF THE BOARD,
                                                        PRESIDENT AND CHIEF EXECUTIVE
                                                         OFFICER (PRINCIPAL EXECUTIVE
                                                            OFFICER AND DIRECTOR)

                                                                    EXHIBIT 11.1

                            SEAGATE TECHNOLOGY, INC.
                      COMPUTATION OF NET INCOME PER SHARE
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                               QUARTER ENDED
                                                                                           ----------------------
                                                                                            SEPT. 29,   SEPT. 30,
                                                                                              1995        1994
                                                                                           -----------  ---------
PRIMARY
Weighted average number of common shares outstanding
 during the period.......................................................................       72,474     72,773
Incremental common shares attributable to exercise of
 outstanding options (assuming proceeds would be used to purchase
 treasury stock).........................................................................        2,614      2,131
                                                                                           -----------  ---------
    Total shares.........................................................................       75,088     74,904
                                                                                           -----------  ---------
                                                                                           -----------  ---------
Net Income:
  Amount.................................................................................  $   108,046  $  22,537
  Per share..............................................................................  $      1.44  $     .30

FULLY DILUTED
Weighted average number of common shares outstanding
 during the period.......................................................................       72,474     72,773
Incremental common shares attributable to exercise of
 outstanding options (assuming proceeds would be used to purchase
 treasury stock) and conversion of 6 3/4% and 5% convertible subordinated debentures.....       19,207     18,728
                                                                                           -----------  ---------
    Total shares.........................................................................       91,681     91,501
                                                                                           -----------  ---------
                                                                                           -----------  ---------
Net Income:
  Amount.................................................................................  $   108,046  $  22,537
  Add 6 3/4% convertible subordinated debentures interest,
   net of income tax effect..............................................................        2,736      2,810
  Add 5% convertible subordinated debentures interest, net
   of income tax effect..................................................................        2,057      2,112
                                                                                           -----------  ---------
    Total................................................................................  $   112,839  $  27,459
                                                                                           -----------  ---------
                                                                                           -----------  ---------
Per share................................................................................        $1.23       $.30
                                                                                           -----------  ---------
                                                                                           -----------  ---------

                            SEAGATE TECHNOLOGY, INC.
                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER
---------
10.20*     Agreement and Plan of Reorganization dated as of October 3, 1995 entered into by and between Registrant,
            Athena Acquisition Corporation and Conner Peripherals, Inc.
11.1       Computation of Net Income per Share (see page 19)
27         Financial Data Schedule

------------------------
 * Incorporated by reference to the exhibits filed in response to Item 7, "Material to be Filed as Exhibits" of the Company's Schedule 13D filed October 13, 1995 with respect to beneficial ownership of Common Stock of Conner Peripherals, Inc.