Form 10-Q
period 1995-12-29
SEAGATE TECHNOLOGY INC
filed 1996-02-01
CIK 354952

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                       of
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended December 29, 1995
                         Commission File Number 0-10630

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

On December 29, 1995, 73,103,326 shares of the registrant's common stock were issued and outstanding.

                                      INDEX


                            SEAGATE TECHNOLOGY, INC.




PART I    FINANCIAL INFORMATION                                         PAGE NO.
--------------------------------------------------------------------------------
Item 1.   Financial Statements (Unaudited)

          Consolidated condensed statements of income--
            Three and six months ended December 29, 1995 and
            December 30, 1994                                                  3

          Consolidated condensed balance sheets--
            December 29, 1995 and June 30, 1995                                4

          Consolidated condensed statements of cash flows--
            Six months ended December 29, 1995 and
            December 30, 1994                                                  5

          Notes to consolidated condensed financial statements                 6


Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                      11



PART II          OTHER INFORMATION
----------------------------------

Item 1.   Legal Proceedings                                                   16

Item 6.   Exhibits and Reports on Form 8-K                                    19

          SIGNATURES                                                          20

                            SEAGATE TECHNOLOGY, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (In Thousands Except Per Share Data)
                                   (Unaudited)


                                          Three Months Ended        Six Months Ended
                                          ------------------        ----------------

                                         Dec. 29,     Dec. 30,     Dec. 29,     Dec. 30,
                                           1995         1994         1995         1994
                                           ----         ----         ----         ----
Net sales                               $1,562,964   $1,129,563   $3,016,590   $2,062,709

Cost of sales                            1,235,502      903,032    2,397,477    1,638,033
Product development                         71,931       53,037      139,607      100,289
Marketing and administrative                76,957       62,084      146,926      118,247
Amortization of goodwill and
 other intangibles                           7,585        4,868       15,201        9,118
In-process research and development              -            -            -       43,000
                                        ----------   ----------   ----------   ----------
  Total Operating Expenses               1,391,975    1,023,021    2,699,211    1,908,687

  Income from Operations                   170,989      106,542      317,379      154,022

Interest income                             19,058       14,989       37,098       29,687
Interest expense                           (7,902)      (8,085)     (16,770)     (16,292)
Other                                          308        (205)        (903)        1,117
                                        ----------   ----------   ----------   ----------
  Other Income                              11,464        6,699       19,425       14,512
                                        ----------   ----------   ----------   ----------
Income before income taxes                 182,453      113,241      336,804      168,534
Provision for income taxes                  54,736       33,972      101,041       66,728

                                        ----------   ----------   ----------   ----------
  Net Income                            $  127,717   $   79,269   $  235,763   $  101,806
                                        ----------   ----------   ----------   ----------
                                        ----------   ----------   ----------   ----------

NET INCOME PER SHARE:

Primary                                 $     1.69   $     1.07   $     3.13   $     1.37
Fully diluted                                 1.44         0.93         2.67         1.23

NUMBER OF SHARES USED IN
 PER SHARE COMPUTATIONS:

Primary                                     75,655       74,118       75,372       74,511
Fully diluted                               92,249       90,712       92,056       91,108

See notes to consolidated condensed financial statements.

                            SEAGATE TECHNOLOGY, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

                                                        Dec. 29,        June 30,
                                                          1995          1995(1)
                                                          ----          -------
ASSETS
Cash and cash equivalents                            $    396,959   $    702,194
Short-term investments                                    765,105        544,432
Accounts receivable                                       712,462        567,747
Inventories                                               462,952        395,838
Deferred income taxes                                     151,222        127,769
Other current assets                                      177,867        106,906
                                                     ------------   ------------
   Total Current Assets                                 2,666,567      2,444,886
Property, equipment and leasehold improvements, net       871,040        615,251
Goodwill and other intangibles, net                       175,436        189,328
Other assets                                              116,689        111,797
                                                     ------------   ------------
   Total Assets                                      $  3,829,732   $  3,361,262
                                                     ------------   ------------
                                                     ------------   ------------
LIABILITIES
Accounts payable                                     $    568,538   $    460,213
Accrued employee compensation                             128,334        112,988
Accrued expenses                                          286,132        251,696
Accrued income taxes                                       45,986         74,288
Current portion of long-term debt                             356         10,561
                                                     ------------   ------------
   Total Current Liabilities                            1,029,346        909,746
Deferred income taxes                                     294,605        244,731
Other liabilities                                         159,725        125,143
Long-term debt, less current portion                      539,408        539,874
                                                     ------------   ------------
   Total Liabilities                                    2,023,084      1,819,494
                                                     ------------   ------------
STOCKHOLDERS' EQUITY
Common stock                                                  731            729
Additional paid-in capital                                408,015        393,849
Retained earnings                                       1,398,946      1,171,067
Treasury common stock at cost                                   -       (22,839)
Foreign currency translation adjustment                   (1,044)        (1,038)
                                                     ------------   ------------
   Total Stockholders' Equity                           1,806,648      1,541,768
                                                     ------------   ------------
   Total Liabilities and Stockholders' Equity        $  3,829,732   $  3,361,262
                                                     ------------   ------------

                                                     ------------   ------------

See notes to consolidated condensed financial statements.

(1) The information in this column was derived from the Company's audited consolidated balance sheet as of June 30, 1995.

                            SEAGATE TECHNOLOGY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                           Six Months Ended
                                                           ----------------
                                                        Dec. 29,      Dec. 30,
                                                          1995          1994
                                                          ----          ----
OPERATING ACTIVITIES:
Net income                                            $   235,763   $   101,806
Adjustments to reconcile net income to net
  cash from operating activities:
  Depreciation and amortization                           135,599        94,520
  Deferred income taxes                                    25,451         1,958
  In-process research and development                           -        43,000
  Other                                                       258           314
  Changes in operating assets and liabilities:
     Accounts receivable                                 (144,582)      (84,936)
     Inventories                                          (75,760)      (76,035)
     Accounts payable                                     108,888       102,070
     Accrued income taxes                                 (18,553)      (36,714)
     Other assets and liabilities                          16,458        48,150
                                                      -----------   -----------
  Net cash provided by operating activities               283,522       194,133

INVESTING ACTIVITIES:
Acquisition of property, equipment and leasehold
 improvements, net                                       (364,387)     (132,742)
Purchases of short-term investments                    (1,136,304)     (743,892)
Sales of short-term investments                           917,351       669,365
Acquisitions of businesses, net of cash acquired                -       (91,397)
Equity investments                                        (12,582)      (18,550)
Increase in other non-current assets, net                  (3,169)       (1,401)
Other, net                                                   (194)          277
                                                      -----------   -----------
  Net cash used in investing activities                  (599,285)     (318,340)

FINANCING ACTIVITIES:
Repayment of long-term debt                               (10,856)         (164)
Sale of common stock                                       18,702        17,967
Purchase of treasury stock                                      -       (74,870)
                                                      -----------   -----------
  Net cash provided by (used in) financing activities       7,846       (57,067)

Effect of exchange rate changes on cash and
 cash equivalents                                           2,682          (277)
                                                      -----------   -----------
Decrease in cash and cash equivalents                    (305,235)     (181,551)
Cash and cash equivalents at the beginning
 of the period                                            702,194       804,717
                                                      -----------   -----------

Cash and cash equivalents at the end of the period    $   396,959   $   623,166
                                                      -----------   -----------
                                                      -----------   -----------

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

     The results of operations for the six months ended December 29, 1995 are not necessarily indicative of the results that may be expected for the entire year ending June 28, 1996.

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

3.   BALANCE SHEET INFORMATION
       (In thousands)

                                                    Dec. 29,       June 30,
                                                      1995           1995
                                                      ----           ----
     Accounts Receivable:

     Accounts receivable                          $    767,464   $    621,146
     Allowance for non-collection                      (55,002)       (53,399)
                                                  ------------   ------------
                                                  $    712,462   $    567,747
                                                  ------------   ------------
                                                  ------------   ------------


                                                     Dec. 29,       June 30,
                                                       1995           1995
                                                       ----           ----
     Inventories:

     Components                                   $    276,969   $    203,036
     Work-in-process                                    87,881         65,124
     Finished goods                                     98,102        127,678
                                                  ------------   ------------
                                                  $    462,952   $    395,838
                                                  ------------   ------------
                                                  ------------   ------------
     Property, Equipment and Leasehold
      Improvements:

     Property, equipment and leasehold
      improvements                                $  1,518,426   $  1,302,018
     Allowance for depreciation and amortization      (647,386)      (686,767)
                                                  ------------   ------------
                                                  $    871,040   $    615,251
                                                  ------------   ------------
                                                  ------------   ------------

4.   INCOME TAXES

     The estimated tax rate used to compute the provision for income taxes for the six months ended December 29, 1995 and December 30, 1994 is based on the Company's estimate of its domestic and foreign operating income for each respective year. The effective tax rate for the six months ended December 29, 1995 was 30% compared with 40% for the comparable period last year. The higher effective tax rate in the comparable period last year was due to the $43,000,000 write-off of in-process research and development incurred in connection with the acquisition of Palindrome Corporation that was not deductible for domestic tax purposes. Excluding the one time write-off of in-process research and development, the Company's overall effective tax rate for the comparable period last year would have been 30%.

     The Company's overall effective tax rate is less than the domestic statutory rate because a portion of the foreign operating income is not subject to foreign income taxes and is considered to be permanently invested in non-US operations. Accordingly, taxes have not been provided on such income.

     The Company's effective tax rate for the quarter ending March 29, 1996 may be higher than 30% due to charges expected to be incurred relating to the merger with Conner which may not be deductible for domestic tax purposes and the write-off of in-process research and development to be incurred in connection with the acquisition of the minority interest in Arcada Software (see Note # 8, "Merger With Conner", below). The overall effective tax rate for the year should be higher than 30% due to the anticipated higher effective tax rate in the quarter ending March 29, 1996.

5.   STOCKHOLDERS' EQUITY

     Shares authorized and outstanding are as follows:

                                                        Shares Outstanding
                                                        ------------------
                                                      Dec. 29,        June 30,
                                                        1995            1995
                                                        ----            ----
     Preferred stock, par value $.01 per share,
      1,000,000 shares authorized                              -               -

     Common stock, par value $.01 per share,
      200,000,000 shares authorized (shares
      outstanding exclude treasury shares of
      856,234 at June 30, 1995)                       73,103,326      71,990,271


6.   SUPPLEMENTAL CASH FLOW INFORMATION
     (In thousands)

                                                          Six Months Ended
                                                          ----------------
                                                       Dec. 29,       Dec. 30,
                                                         1995           1994
                                                         ----           ----
          Cash paid for interest                   $      16,227    $     16,439
          Cash paid for income taxes                      93,853         100,602


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

     The following is a summary of available-for-sale securities at December 29, 1995 (in thousands):


                                           GROSS       GROSS
                              AMORTIZED  UNREALIZED  UNREALIZED
                                 COST       GAIN        LOSS     FAIR VALUE
                              ---------  ----------  ----------  ----------
     Corporate Bonds          $ 195,525   $     947   $       1   $ 196,471
     U.S. Government
       Obligations              245,664         970          19     246,615
     Commercial Paper           262,829           6           0     262,835
     Money Market
       Mutual Funds             100,171         768           0     100,939
     Municipal Bonds             99,879          33           6      99,906
     Taxable Auction Rate
       Preferred Stock           61,359          81          21      61,419
                              ---------   ---------   ---------   ---------
     Total                    $ 965,427   $   2,805   $      47   $ 968,185
                              ---------   ---------   ---------   ---------
                              ---------   ---------   ---------   ---------


     Included in short-term investments                           $ 765,105
     Included in cash and cash equivalents                          203,080
                                                                  ---------
       Total                                                      $ 968,185
                                                                  ---------
                                                                  ---------

     The gross realized gains and losses on the sale of available-for-sale securities were immaterial for the six month periods ended December 29, 1995 and December 30, 1994.

     The fair value of the Company's investment in debt securities at December 29, 1995, by contractual maturity, is as follows (in thousands):


     Due in less than 1 year                                      $ 634,627
     Due in 1 to 2-1/2 years                                        171,200
                                                                  ---------
     Total                                                        $ 805,827
                                                                  ---------
                                                                  ---------

8.   MERGER WITH CONNER

     In October 1995 the Company and Conner Peripherals, Inc. ("Conner") signed a definitive agreement to merge the two companies. Conner designs, manufactures and sells information storage products including disc drives, tape drives and storage management software.

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

     The transaction has been approved by the Boards of Directors of both companies, but is still subject to normal conditions of closing, including stockholder approval of both companies. The meetings of the stockholders of the Company and Conner to approve the merger are scheduled to be held on February 2, 1996. If stockholder approval is obtained the Company intends to close the merger as soon as practicable thereafter.

     In connection with the merger with Conner, in December 1995 the Company and Arcada Software, Inc. ("Arcada"), a majority-owned subsidiary of Conner, signed a definitive agreement for the Company to acquire the minority interest of Arcada. Conner presently owns approximately 69 percent of Arcada, assuming exercise of all outstanding options to acquire Arcada common stock. Pursuant to the definitive agreement, the minority stockholders of Arcada will receive .1545 of a share of Seagate common stock for each share of Arcada common stock, and each option to acquire Arcada common stock will be converted into an option to purchase .1545 of a share of Seagate common stock. This purchase is contingent upon normal closing conditions, including the consummation of the merger of Seagate and Conner and approval by the stockholders of Arcada at a meeting scheduled to be held on February 16, 1996.

     This transaction will be accounted for as a purchase. Based on a preliminary purchase price allocation and assuming consummation of the transaction in the quarter ending March 29, 1996, the Company estimates it will incur a charge to operations of approximately $35 million to $40 million in that quarter in connection with the write-off of in-process research and development.

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

     The estimates reflected above are based upon assumptions of the number of employees and the facilities that will be required by the combined operations, the amount of severance and other benefits that will be paid to terminated employees and preliminary appraisals of Arcada's tangible and intangible assets and in-process research and development as well as the assumption that the Company will not face any unforeseen difficulties in combining the operations of the two companies. Any of the assumptions could prove inaccurate and therefore there can be no assurance that the forward-looking financial information will prove to be accurate.

9.   LITIGATION

     See Part II, Item 1 of this Form 10-Q for a description of legal proceedings.

                            SEAGATE TECHNOLOGY, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:

Net sales for the quarter ended December 29, 1995 were $1,562,964,000 as compared with $1,129,563,000 for the comparable year-ago quarter, and $1,453,626,000 for the immediately preceding quarter ended September 29, 1995. Net sales for the six months ended December 29, 1995 were $3,016,590,000 as compared with $2,062,709,000 for the comparable year-ago period. The increase in net sales from the comparable year-ago quarter, the immediately preceding quarter and the comparable six month period last year was primarily due to a higher level of unit shipments and a shift in mix to the Company's higher priced products partially offset by a continuing decline in the average unit sales prices of the Company's products as a result of competitive market conditions. The rigid disc drive industry in which the Company operates is characterized by declining unit sales prices over the life of a product and the Company believes this characteristic will continue.

Gross margin as a percentage of net sales was 21.0% and 20.5% for the three and six months ended December 29, 1995, respectively, compared with 20.1% and 20.6% for the comparable periods last year and 20.1% for the immediately preceding quarter. The increase in gross margin as a percentage of net sales from the comparable year-ago quarter and the immediately preceding quarter was primarily due to a shift in mix to the Company's newer, higher capacity disc drives and a reduction in material costs per unit partially offset by a decline in average unit sales prices of the Company's products as a result of competitive market conditions.

Effective January 1, 1995, the European Union ("EU") established a new General System of Preferences ("GSP"). Under this revised code certain products which had been exempt from customs duties under the previous GSP rules, including hard disc drives imported into the EU from Singapore, again became subject to such duties (although at a rate lower than Most Favored Nation (MFN) duties). In addition, during calendar 1995 Singapore progressively lost its status as a beneficiary country under GSP. As a result, hard disc drives produced in Singapore and imported into the EU will realize no reduction from full MFN customs duties after December 31, 1995. The imposition of such customs duties could negatively impact revenues or increase costs and adversely impact gross margins depending upon the extent to which such duties are absorbed by the Company.

Product development expenses for the three and six months ended December 29, 1995 were $71,931,000 and $139,607,000 respectively, an increase of $18,894,000 and $39,318,000 when compared with the comparable periods last year and an increase of $4,255,000 when compared with the immediately preceding quarter ended September 29, 1995. These expenses represented 4.6% of net sales for both the three and six months ended December 29, 1995 compared with 4.7% and 4.9%, respectively, for the comparable year-ago periods and 4.7% for the immediately preceding quarter. The increase in expenses from the comparable year-ago periods and the immediately preceding quarter was primarily due to increases in salaries and related costs and, with respect to the comparable year-ago periods, ongoing product development expenses of the

Company's recently acquired businesses, as well as an overall increase in the Company's product development efforts.

Marketing and administrative expenses for the three and six months ended December 29, 1995 were $76,957,000 and $146,926,000 respectively, an increase of $14,873,000 and $28,679,000 respectively, when compared with the comparable year-ago periods and an increase of $6,988,000 when compared with the immediately preceding quarter ended September 29, 1995. These expenses represented 4.9% of net sales for both the three and six months ended December 29, 1995, compared with 5.5% and 5.7% for the comparable year-ago periods, and 4.8% for the immediately preceding quarter. The increase in expenses from the comparable year-ago quarter was primarily due to increases in salaries and related costs, ongoing marketing and administrative expenses of the Company's recently acquired businesses and increases in outside services and legal expenses partially offset by decreases in advertising expenses. The increase in expenses from the comparable six month period last year was primarily due to ongoing marketing and administrative expenses of the Company's recently acquired businesses and increases in salaries and related costs, outside services, and travel and entertainment expenses partially offset by decreases in advertising expenses and the provision for bad debts. The increase in expenses from the immediately preceding quarter was primarily due to increases in salaries and related costs and legal expenses.

Amortization of goodwill and other intangibles increased by $2,717,000 and $6,083,000 for the three and six months ended December 29, 1995, when compared with the comparable year-ago periods, primarily due to additional goodwill and other intangibles arising from various investments in and acquisitions of businesses during fiscal 1995.

Net other income increased by $4,765,000 and $4,913,000 for the three and six months ended December 29, 1995 when compared with the comparable year-ago periods and increased by $3,503,000 from the immediately preceding quarter ended September 29, 1995. The increase in net other income from the comparable year-ago quarter was primarily due to higher interest income from higher levels of average invested cash and higher interest rates. The increase in net other income from the comparable six month period last year was primarily due to higher interest income from higher levels of average invested cash and higher interest rates, partially offset by losses on foreign currency translation. The increase in net other income from the immediately preceding quarter was primarily due to higher interest income from higher interest rates on the Company's invested cash and reduced losses on foreign exchange contracts.

The effective tax rate for the six months ended December 29, 1995 was 30% compared with 40% for the comparable period last year. The higher effective tax rate in the comparable period last year was due to the $43,000,000 write-off of in-process research and development incurred in connection with the acquisition of Palindrome Corporation that was not deductible for domestic tax purposes. Excluding the one time write-off of in-process research and development, the Company's overall effective tax rate for the comparable period last year would have been 30%.

The Company's overall effective tax rate is less than the domestic statutory rate because a portion of the foreign operating income is not subject to foreign income taxes and is considered to be permanently invested in non-US operations. Accordingly, taxes have not been provided on such income.

The Company's effective tax rate for the quarter ending March 29, 1996 may be higher than 30% due to charges expected to be incurred relating to the merger with Conner which may not be deductible for domestic tax purposes and the write-off of in-process research and development to be incurred in connection with the acquisition of the minority interest in Arcada Software, Inc. (see Note #8, "Merger With Conner", to Notes to Consolidated Condensed Financial Statements). The overall effective tax rate for the year should be higher than 30% due to the anticipated higher rate in the third quarter.

ACQUISITION OF CONNER PERIPHERALS, INC.:

In October 1995, the Company and Conner Peripherals, Inc. ("Conner") entered into a definitive agreement to merge the two companies (the "Conner Merger"). The negotiation and implementation of the Conner Merger will result in an aggregate pre-tax restructuring charge of approximately $140 million to $180 million. The restructuring charge, before estimated tax benefits, primarily relates to costs associated with combining the operations of the two companies and includes employee severance benefits of $87 million, closure of duplicate and excess facilities of $53 million and fees of financial advisors, attorneys and accountants of $20 million. The Company has not yet finalized the amount of the restructuring charge or components thereof, and therefore these amounts are preliminary estimates, subject to change based upon a final analysis after the Merger closes. There can be no assurance that the Company's estimate is correct, that the costs of negotiating and implementing the Merger will not exceed the aforementioned range or that unanticipated contingencies will not occur that will substantially increase the costs of combining the operations of the two companies. In any event, costs associated with the Conner Merger will negatively impact the Company's results of operations in the quarter ending March 29, 1996. The transaction has been approved by the Boards of Directors of both companies and is still subject to normal conditions of closing, including stockholder approval of both companies. The meetings of the stockholders of the Company and Conner to approve the Conner Merger are scheduled to be held on February 2, 1996. If stockholder approval is obtained at such meetings, the Company intends to close the Conner Merger as soon as practicable thereafter. See also Note #8 to Notes to Consolidated Condensed Financial Statements.

In connection with the Conner Merger, the Company has also agreed to acquire the outstanding minority interests in Arcada Holdings, Inc. ("Arcada"), a majority-owned subsidiary of Conner. The acquisition of the minority interests in Arcada will be accounted for as a purchase, and accordingly, the acquired assets and liabilities pertaining to the minority interests will be recorded at estimated fair values at the date of the acquisition. Based upon a preliminary purchase price allocation, the Company estimates that it will capitalize goodwill and other intangibles of approximately $64.2 million in connection with the acquisition of the minority interests in Arcada. The amortization of such goodwill and other intangibles will negatively impact the Company's results of operations in future periods. In addition, in connection with the acquisition of the minority interests in Arcada, the Company estimates that it will incur a charge to operations of approximately $35 million to $40 million in the quarter ending March 29, 1996, in connection with the write-off of in-process research and development. The Company has not yet finalized the estimated level of the write-off of in-process research and development or the purchase price allocation to goodwill and other intangibles and therefore these amounts are preliminary estimates, subject to change based upon completion of the final purchase price allocation. There can be no assurance that the Company's estimate is correct or that unanticipated contingencies will not occur that will substantially increase or decrease the amount of the write-off of in-process research and development or the amount of goodwill and other intangibles capitalized. The transaction has been approved by the Boards of Directors of both companies and is still subject to normal conditions of closing, including stockholder approval by the stockholders of Arcada. The meeting of the stockholders of Arcada to approve the transaction is scheduled to be held on February 16, 1996. If stockholder approval is obtained at such meeting, the Company intends to close the transaction as soon as practicable thereafter. See also Note #8 to Notes to Consolidated Condensed Financial Statements.

The statements contained in the preceding two paragraphs regarding estimates of the restructuring charge in connection with the Conner Merger and estimates of the amount of goodwill and other intangibles to be capitalized and the amount of the write-off of in-process research and development in connection with the acquisition of the minority interests in Arcada constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbors created thereby. These estimates are based upon assumptions of the number of employees and the facilities that will be required by the combined operations, the amount of severance and other benefits that will be paid to terminated employees and preliminary appraisals of Arcada's tangible and intangible assets and in-process research and development as well as the assumption that the Company will not face any unforeseen difficulties in combining the operations of the two companies. Any of the assumptions could prove inaccurate and therefore there can be no assurance that the forward-looking financial information will prove to be accurate. As further disclosed under "Factors Affecting Future Operating Results", the business and operations of the Company are subject to substantial risks. These risks also increase the uncertainty inherent in such estimates.

FACTORS AFFECTING FUTURE OPERATING RESULTS:

The rigid disc drive industry in which the Company competes is subject to a number of risks, each of which could impact the Company's future operating results. The demand for rigid disc drive products depends principally on demand for computer systems and storage upgrades to computer systems, which has historically been volatile. Changes in demand for computer systems often have an exaggerated effect on the demand for rigid disc drive products in any given period, and unexpected slowdowns in demand for computer systems generally cause sharp declines in demand for rigid disc drive products. The rigid disc drive industry has been characterized by periodic situations in which the supply of rigid disc drives exceeds demand, resulting in higher than anticipated inventory levels and strong price competition. Even during periods of consistent demand, the industry is characterized by intense competition and ongoing price erosion over the life of a given rigid disc drive product. The Company expects that competitors will offer new and existing products at prices necessary to gain or retain market share and customers. The Company expects that price erosion in the rigid disc drive industry will continue for the foreseeable future. This competition and continuing price erosion could adversely affect the Company's results of operations in any given quarter and such adverse effect often cannot be anticipated until late in any given quarter. In addition, the demand of rigid disc drive customers for new generations of products has led to short product life cycles that require the Company to constantly develop and introduce new rigid disc drive products on a cost effective and timely basis. In addition, the Company's future success will require, in part, that the market for computer systems, storage upgrades to computer systems and multimedia applications, such as digital video and video on demand, and hence the market for rigid disc drives, remain strong. In addition, the Company's operating results may be subject to significant quarterly fluctuations as a result of a number of other factors, including the timing of orders from and shipment of products to major customers, product mix, variations in product cost and pricing, delays in product development, introduction and production, increased competition and general economic and industry fluctuations.

The Company's future operating results will also be impacted by its ability to combine successfully the operations of Seagate and Conner after the Conner Merger. The transition to a combined Company will require substantial attention from the Company's management. The diversion of the attention of management and any difficulties encountered in the transition process could have an adverse impact on the revenues and operating results of the Company. The combination of the Company and Conner will also require integration of the companies' product offerings and the coordination of their research and development and sales and marketing efforts. The difficulties of assimilation may be increased by the necessity of coordinating geographically separated organizations, integrating personnel with disparate business backgrounds and combining two different corporate cultures. In addition, the process of combining the two organizations could cause the interruption of, or loss of momentum in, the activities of either or both of the companies' businesses, which could have a material adverse effect on the Company. There can be no assurance that either company will retain its technical personnel, that the engineering teams of the Company and Conner will successfully cooperate and realize any of the technological benefits or that the Company will realize any of the other potential benefits of the Conner Merger.

LIQUIDITY AND CAPITAL RESOURCES:

At December 29, 1995, the Company's cash, cash equivalents and short-term investments totaled $1,162,064,000, a decrease of $84,562,000 from the June 30, 1995 balance. This decrease was primarily a result of the Company's additions to property, equipment and leasehold improvements partially offset by cash provided by operating activities. The Company's cash, cash equivalents and short-term investments are being maintained in short-term liquid investments until required for other purposes.

As of December 29, 1995, the Company had a domestic credit facility consisting of a $50 million line of credit. There were no borrowings under this line of credit at December 29, 1995 although approximately $8 million had been utilized for letters of credit. Additionally, the Company had approximately $32 million of non-domestic lines of credit which can be used for borrowings as well as letters of credit, bankers' guarantees, and overdraft facilities. Although there were no borrowings under these lines at December 29, 1995, approximately $3 million had been utilized for bankers' guarantees. The Company also had approximately $26 million of lines of credit worldwide which can be used for letters of credit and bankers' guarantees, but not borrowings. Of the $26 million, approximately $7 million had been utilized at December 29, 1995.

The Company expects investments in property and equipment in the current fiscal year, before giving effect to the impact of the merger (see Note #8 to Notes to Consolidated Condensed Financial Statements), to approximate $950 million, of which approximately $364 million had been incurred as of December 29, 1995. The Company plans to finance these investments from existing cash balances and cash flows from operations. The $364 million comprised $181 million for manufacturing facilities and equipment related to the Company's subassembly and disc drive final assembly and test facilities in the United States, Far East and Ireland, $110 million for manufacturing facilities and equipment for the thin-film head operations in the United States, Malaysia and Northern Ireland, $60 million for expansion of the Company's thin-film media operations in California and Singapore and $13 million for other purposes.

                                     PART II
                                OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS

SECURITIES LITIGATION

The Company and certain of its officers and certain directors are defendants in a series of securities class action lawsuits filed in 1988 in the United States District Court for the Northern District of California by a group of plaintiffs purporting to represent a class of investors that purchased Seagate Common Stock or 6 3/4% Convertible Subordinated Debentures of Seagate between September 23, 1987 and October 8, 1988. The plaintiffs in this series of lawsuits have filed a consolidated amended complaint, consolidating all of the lawsuits into a single complaint. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The complaint seeks unspecified damages and reimbursement of costs of the suit. On February 8, 1995, the court granted defendants' motion for summary judgment completely dismissing all claims against the Company and the other defendants. On Mach 31, 1995, the court also denied plaintiffs' motion for reconsideration of the summary judgment decision. Plaintiffs have appealed this judgment to the United States Court of Appeals for the Ninth Circuit, which appeal is pending. While the Company cannot predict the ultimate outcome of this litigation, based upon its review of the allegations and upon the district court's dismissal of the claims, the Company believes that the outcome of this matter will not have a material adverse effect on the Company's financial condition or results of operations.

The Company, certain of its officers, directors and other employees, certain underwriters retained by the Company in connection with a public offering completed in February 1991 and other parties are defendants in a series of securities class action lawsuits filed in 1991 in the United States District Court for the Northern District of California by a group of plaintiffs purporting to represent a class of investors that purchased Seagate Common Stock between October 11, 1990 and June 26, 1991. The plaintiffs in this series of lawsuits have filed a consolidated amended complaint, consolidating all of the lawsuits into a single complaint. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. The complaint seeks unspecified damages, equitable relief and reimbursement of costs of the suit. The case is currently in discovery and a trial date has been set for February 1997. While the Company cannot predict the ultimate outcome of this litigation, based upon its review of the allegations and the discovery completed to date, the Company believes that the outcome of this matter will not have a material adverse effect on the Company's financial condition and results of operations.

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

PATENT LITIGATION

In November 1992, Rodime, PLC ("Rodime") filed a complaint in Federal Court for the Central District of California, alleging infringement of U.S. Patent No. B1 4,638,383 and various state law unfair competition claims. No trial date has been scheduled. It is the opinion of the Company's patent counsel that the Company's products do not infringe any valid claims of the Rodime patent in suit and thus the Company refused Rodime's offer of a license for its patents. However, many other companies, such as IBM, Conner Peripherals, Hewlett-Packard and a number of Japanese companies have reportedly made payments to and taken licenses from Rodime. In 1995 the Court granted the Company's motions for summary judgment holding that (1) certain claims of the Rodime patent were invalid, and (2) certain accused products did not infringe as a matter of law, except that fact issues remain to be decided regarding the ST157, a product no longer in production. Although the Court denied the Company's summary judgment on the state law causes of action, the Company has moved for reconsideration in light of a recent California Supreme Court case which the Company believes is controlling in this case. The hearing on pending motions and the pretrial conference have been taken off calendar pending possible reassignment to another judge. Based upon its review of the patent and the allegedly infringing product in question, it is the opinion of

Seagate's patent counsel that the product did not and does not infringe any valid claims of the Rodime patent. Therefore, while the Company cannot predict the ultimate outcome of this litigation, it believes the outcome of this matter will not have a material adverse effect on the Company's financial condition and results of operations.

On October 5, 1994 a patent infringement action was filed against the Company by an individual James M. White in the U.S. District Court for the Northern District of California for alleged infringement of U.S. Patent Nos. 4,673,996 and 4,870,519. Both patents relate to air bearing sliders. Prior to the filing of the lawsuit, the Company filed a Petition for Reexamination of U.S. Patent No. 4,673,996 with the United States Patent and Trademark Office ("PTO") and this Petition was granted shortly after the lawsuit was filed. Subsequently, the Company filed a Petition for Reexamination of U.S. Patent No. 4,870,519. This second petition has also been granted by the PTO. The District Court stayed the action pending the outcome of the reexaminations. Based upon its review of the patents, it is the opinion of the Company's patent counsel that the claims of the two White patents are invalid. Two other parties have filed Petitions for Reexamination of the White Patents and the Reexaminations have been consolidated.

TAX DEFICIENCY

The Company has received a Notice of Deficiency (the "Notice") from the Internal Revenue Service for fiscal years 1988 through 1990. The majority of the proposed adjustments to income in those fiscal years related to the allocation of income between the Company and its foreign subsidiaries. Proposed adjustments to income and tax credits in the Notice resulted in proposed tax deficiencies of approximately $66,000,000 plus penalties and interest of approximately $62,300,000 as of December 29, 1995. The proposed income adjustments would also eliminate tax net operating loss and tax credit carryovers that have been used to offset taxable income and tax liabilities in other fiscal years. The impact on tax net operating losses and tax credit carryovers from the adjustments proposed in the Notice would result in additional taxes of approximately $22,000,000 for the three years ended July 2, 1993 plus interest of approximately $6,700,000 as of December 29, 1995. The Company filed a Petition with the United States Tax Court in June 1994 contesting the proposed deficiencies and related penalties. In addition, the Company's federal income tax returns for the fiscal years 1991 through 1993 are presently under examination by the Internal Revenue Service.

BUSINESS LITIGATION

Amstrad PLC ("Amstrad") initiated a lawsuit against the Company in London, England on December 11, 1992 concerning the Company's sale of allegedly defective disc drives to Amstrad. The Company replied to the allegations made against it by Amstrad by denying all material points of Amstrad's claim and asserted many affirmative defenses. Factual discovery is almost complete, fact witness statements have been exchanged and supplemented and the parties are in the process of exchanging expert witness reports and rebuttals. As part of the expert report exchange, Amstrad has been required to give further details of its damages claim and of its liability claim. The trial date in London is set for April 16, 1996. Although the Company believes that the outcome of the Amstrad litigation will not have a material adverse effect on its financial condition or results of operations, the Company cannot predict the ultimate outcome and therefore, there can be no assurance that an adverse judgment in this matter will not have an adverse effect on the Company's results of operations and financial condition.

Although the Company believes that the outcome of each of the matters described above will not have a material adverse effect on its financial condition or results of operations, the Company cannot predict the ultimate outcome and therefore, there can be no assurance that an adverse judgment in one or more of these legal disputes will not have a material adverse effect on the Company's results of operations and financial condition.

The Company is also involved in a number of other judicial and administrative proceedings incidental to its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such additional matters will not have a material adverse effect on the Company's financial position or results of operations.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

The following exhibits are included herein:

11.1 Computation of Net Income per Share

27   Financial Data Schedule

 (b) Reports on Form 8-K

No reports on Form 8-K have been filed with the Securities and Exchange Commission during the three months ended December 29, 1995.

                                   SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            SEAGATE TECHNOLOGY, INC.
                                  (Registrant)




DATE:  February 1, 1996            BY:  /s/  Donald L. Waite
                                        _______________________
                                        DONALD L. WAITE
                                        Executive Vice President,
                                        Chief Administrative Officer
                                        and Chief Financial Officer
                                        (Principal Financial and
                                         Accounting Officer)



DATE:  February 1, 1996            BY:  /s/  Alan F. Shugart
                                        _______________________
                                        ALAN F. SHUGART
                                        Chairman of the Board,
                                        President and Chief Executive
                                        Officer (Principal Executive
                                        Officer and Director)