Form 10-Q
period 1996-03-29
SEAGATE TECHNOLOGY INC
filed 1996-05-13
CIK 354952

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                       of
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 29, 1996
                         Commission File Number 0-10630

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

On March 29, 1996, 105,391,238 shares of the registrant's common stock were issued and outstanding.

                                      INDEX


                            SEAGATE TECHNOLOGY, INC.




PART I    FINANCIAL INFORMATION                              PAGE NO.
- ---------------------------------------------------------------------
Item 1.   Financial Statements (Unaudited)

          Consolidated condensed statements of income--
          Three and nine months ended March 29, 1996 and
          March 31, 1995                                            3

          Consolidated condensed balance sheets--
          March 29, 1996 and June 30, 1995                          4

          Consolidated condensed statements of cash flows--
          Nine months ended March 29, 1996 and
          March 31, 1995                                            5

          Notes to consolidated condensed financial statements      6


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                13


PART II          OTHER INFORMATION

Item 1.   Legal Proceedings                                        18

Item 4.   Submission of Matters to a Vote of Security Holders      21

Item 6.   Exhibits and Reports on Form 8-K                         22

          SIGNATURES                                               23

                           SEAGATE TECHNOLOGY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     (In Thousands Except Per Share Data)
                                  (Unaudited)

                                             Three Months Ended        Nine Months Ended
                                             ------------------        -----------------
                                        March 29,     March 31,     March 29,     March 31,
                                          1996          1995          1996          1995
                                      ----------     ----------     ----------    ----------
Net sales                             $2,093,326     $1,871,761     $6,573,822    $5,187,203

Cost of sales                          1,755,745      1,536,028      5,386,318     4,216,101
Product development                      111,504         85,707        314,192       256,264
Marketing and administrative             129,962        106,045        375,138       331,535
Amortization of goodwill and
  other intangibles                       16,456          9,126         38,501        24,275
In-process research and development       52,848         15,597         59,265        58,597
Restructuring costs                      241,720           --          241,720          --
                                      ----------     ----------     ----------    ----------
Total Operating Expenses               2,308,235      1,752,503      6,415,134     4,886,772

   Income (loss) from Operations        (214,909)       119,258        158,688       300,431

Interest income                           25,325         22,753         74,817        64,371
Interest expense                         (12,192)       (16,783)       (45,817)      (53,586)
Other                                      4,313            918          4,662         6,008
                                      ----------     ----------     ----------    ----------
   Other Income                           17,446          6,888         33,662        16,793
                                      ----------     ----------     ----------    ----------
Income (loss) before income taxes
  and extraordinary gain                (197,463)       126,146        192,350       317,224
Provision (benefit) for income taxes     (39,985)        43,063         80,104       117,423

Income (loss) before
  extraordinary gain                    (157,478)        83,083        112,246       199,801
Extraordinary gain net of
  income taxes                               --            --             --           6,171
                                      ----------     ----------     ----------    ----------
   Net Income (loss)                   $(157,478)      $ 83,083       $112,246      $205,972
                                      ----------     ----------     ----------    ----------
                                      ----------     ----------     ----------    ----------

INCOME (LOSS) PER SHARE BEFORE
  EXTRAORDINARY GAIN:
Primary                                $   (1.57)      $   0.86       $   1.11      $   2.05
Fully diluted                              (1.57)          0.76           1.06          1.87

NET INCOME (LOSS) PER SHARE:
Primary                                $   (1.57)      $   0.86       $   1.11      $   2.11
Fully diluted                              (1.57)          0.76           1.06          1.92

NUMBER OF SHARES USED IN
   PER SHARE COMPUTATIONS:
Primary                                  100,412         96,436        101,330        97,458
Fully diluted                            100,412        122,402        111,761       120,163

See notes to consolidated condensed financial statements.

                          SEAGATE TECHNOLOGY, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                (In Thousands)
                                 (Unaudited)

                                                         March 29,      June 30,
                                                           1996           1995
                                                        ----------     ----------
ASSETS
Cash and cash equivalents                               $  573,993     $  890,667
Short-term investments                                     836,987        709,759
Accounts receivable                                      1,095,529      1,113,415
Inventories                                                759,780        591,956
Deferred income taxes                                      230,897        177,592
Other current assets                                       159,550        165,763
                                                        ----------     ----------
     Total Current Assets                                3,656,736      3,649,152
Property, equipment and leasehold improvements, net      1,252,322        912,929
Goodwill and other intangibles, net                        249,734        240,276
Other assets                                               163,508         97,475
                                                        ----------     ----------
     Total Assets                                       $5,322,300     $4,899,832
                                                        ----------     ----------
                                                        ----------     ----------
LIABILITIES
Accounts payable                                        $  804,269     $  748,294
Accrued employee compensation                              173,537        156,313
Accrued expenses                                           557,117        351,249
Accrued income taxes                                        43,948        112,312
Current portion of long-term debt                            3,219         13,782
                                                        ----------     ----------
     Total Current Liabilities                           1,582,090      1,381,950
Deferred income taxes                                      416,235        385,043
Other liabilities                                          196,069        130,386
Long-term debt, less current portion                       799,241      1,066,321
                                                        ----------     ----------
     Total Liabilities                                   2,993,635      2,963,700
                                                        ----------     ----------
STOCKHOLDERS' EQUITY
Common stock                                                 1,054            971
Additional paid-in capital                               1,086,130        686,224
Retained earnings                                        1,292,320      1,275,410
Deferred compensation                                      (47,653)        (2,600)
Treasury common stock at cost                               (2,146)       (22,839)
Foreign currency translation adjustment                     (1,040)        (1,034)
                                                        ----------     ----------
     Total Stockholders' Equity                          2,328,665      1,936,132
                                                        ----------     ----------
     Total Liabilities and Stockholders' Equity         $5,322,300     $4,899,832
                                                        ----------     ----------
                                                        ----------     ----------

See notes to consolidated condensed financial statements.

                           SEAGATE TECHNOLOGY, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                 (Unaudited)

                                                                    Nine Months Ended
                                                                    -----------------
                                                               March 29,          March 31,
                                                                 1996               1995
                                                               ---------          ---------
OPERATING ACTIVITIES:
Net income                                                     $ 112,246         $   205,972
Adjustments to reconcile net income to net
  cash from operating activities:
 Depreciation and amortization                                   300,370             224,586
 Deferred income taxes                                            (8,749)             20,402
 In-process research and development                              59,265              58,597
 Write-offs due to restructure                                    97,209                --
 Gain from sale of building                                         --                (6,098)
 Extraordinary gain from early retirement of debt                   --                (6,171)
 Other                                                            12,001               1,682
 Changes in operating assets and liabilities:
  Accounts receivable                                            (27,466)           (238,488)
  Inventories                                                   (269,021)            (58,826)
  Other current assets                                          (110,366)              1,802
  Accounts payable                                                85,940             153,341
  Accrued employee compensation                                   20,830                --
  Accrued expenses                                               140,004              (6,360)
  Accrued income taxes                                           (37,316)            (30,714)
  Other liabilities                                              119,092              48,988
                                                             -----------         -----------
 Net cash provided by operating activities                       494,039             368,713

INVESTING ACTIVITIES:
Acquisition of property, equipment and leasehold
  improvements, net                                             (676,067)           (286,846)
Purchases of short-term investments                           (2,584,885)         (2,004,416)
Sales of short-term investments                                2,524,749           2,100,604
Acquisitions of businesses, net of cash acquired                 (33,223)           (126,922)
Equity investments                                               (11,434)            (20,317)
Decrease (increase) in other non-current assets, net              56,341              (1,823)
Other, net                                                            (2)             29,756
                                                             -----------         -----------
 Net cash used in investing activities                          (724,521)           (309,964)

FINANCING ACTIVITIES:
Repayment of long-term debt                                      (13,920)           (118,809)
Sale of common stock                                              75,915              39,111
Purchase of treasury stock                                      (123,727)           (113,409)
Other, net                                                          (192)               --
                                                             -----------         -----------
  Net cash used in financing activities                          (61,924)           (193,107)

Effect of exchange rate changes on cash and cash equivalents       7,638              (1,433)
                                                             -----------         -----------
Decrease in cash and cash equivalents                           (284,768)           (135,791)
Elimination of Conner's net cash activity for the six
 months ended December 31, 1995                                  (31,906)               --
Cash and cash equivalents at the beginning of the period         890,667           1,007,103
                                                             -----------         -----------
Cash and cash equivalents at the end of the period              $573,993            $871,312
                                                             -----------         -----------
                                                             -----------         -----------

See notes to consolidated condensed financial statements.

                          SEAGATE TECHNOLOGY, INC.
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)

1.   BASIS OF PRESENTATION

     On February 2, 1996 the Company merged with Conner Peripherals, Inc. ("Conner") in a transaction accounted for as a pooling of interests and, as a result, the Company's previously issued financial statements for the periods presented in this Form 10-Q have been restated to include the assets, liabilities and operating results of Conner in accordance with generally accepted accounting principles and the instructions in Regulation S-X.

     The consolidated condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes the disclosures included in the unaudited consolidated condensed financial statements, when read in conjunction with the consolidated financial statements of the Company as of June 30, 1995 included in the Company's 1995 10-K and its Joint Proxy Statement/Prospectus dated January 4, 1996 are adequate to make the information presented not misleading.

     The consolidated condensed financial statements reflect, in the opinion of management, all adjustments necessary to summarize fairly the consolidated financial position, results of operations and cash flows for such periods. Such adjustments are of a normal recurring nature, except for the restructuring costs and other merger-related costs and the write-offs of in-process research and development recorded in the three and nine months ended March 29, 1996.

     The results of operations for the nine months ended March 29, 1996 are not necessarily indicative of the results that may be expected for the entire year ending June 28, 1996.

     The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30.
     Accordingly, fiscal 1995 ended on June 30, 1995 and fiscal 1996 will end on June 28, 1996.

2.   NET INCOME (LOSS) PER SHARE

     For the periods in which the Company had net income, primary net income per share was based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. For the same periods fully diluted net income per share further assumed the conversion of the Company's convertible subordinated debentures for the period of time that they were outstanding. For the period in which the Company had a net loss, the net loss per share was computed using only the weighted average number of shares of common stock outstanding during the period.

3.   BALANCE SHEET INFORMATION
      (In thousands)

                                                          March 29,        June 30,
                                                            1996             1995
                                                            ----             ----
     Accounts Receivable:

     Accounts receivable                                 $1,165,879       $1,185,117
     Allowance for non-collection                           (70,350)         (71,702)
                                                         ----------       ----------
                                                         $1,095,529       $1,113,415
                                                         ----------       ----------
                                                         ----------       ----------
     Inventories:

     Components                                          $  331,765       $  304,106
     Work-in-process                                        152,297          110,798
     Finished goods                                         275,718          177,052
                                                         ----------       ----------
                                                         $  759,780       $  591,956
                                                         ----------       ----------
                                                         ----------       ----------

     Property, Equipment and Leasehold Improvements:

     Property, equipment and leasehold improvements      $2,247,269       $1,906,551
     Allowance for depreciation and amortization           (994,947)        (993,622)
                                                         ----------       ----------
                                                         $1,252,322         $912,929
                                                         ----------       ----------
                                                         ----------       ----------

4.   INCOME TAXES

     The effective tax rate used to compute the income tax provision for the nine months ended March 29, 1996 and March 31, 1995 is based on the Company's estimate of its domestic and foreign operating income for each respective year. The effective tax rate for the nine months ended March 29, 1996 was 42% compared with 37% for the comparable period last year. The increase in the effective tax rate for the current period was attributable to certain restructuring costs, non-recurring merger-related costs and the write-off of in-process research and development that are not deductible for domestic tax purposes. Excluding restructuring costs, non-recurring merger-related costs and the write-off of in process research and development, the effective tax rate was 30% in the current period. Excluding the write-off of in-process research and development in the comparable period last year, the effective tax rate was 30%.

     The Company's anticipated 30% effective tax rate for fiscal 1996 (excluding restructuring costs, non-recurring merger-related costs and the write-off of in-process research and development) is less than the domestic statutory rate because a portion of the foreign operating income is not subject to foreign income taxes and is considered to be permanently invested in non-US operations. Accordingly, taxes are not provided on such income.

     The Company expects its effective tax rate for the quarter ending
     June 28, 1996 to be in excess of 30% primarily due to write-offs of in-process research and development resulting from a recently completed acquisition of and contemplated acquisitions of software companies. The overall effective tax rate for the year will be higher than 30%.

5.   STOCKHOLDERS' EQUITY

     Shares authorized and outstanding are as follows:

                                                             Shares Outstanding
                                                             ------------------
                                                           March 29,      June 30,
                                                             1996           1995
                                                             ----           ----
     Preferred stock, par value $.01 per share,
      1,000,000 shares authorized                              --            --

     Common stock, par value $.01 per share,
      200,000,000 shares authorized (shares
      outstanding exclude treasury shares of
      33,853 at March 29, 1996 and 856,234
      at June 30, 1995)                                  105,391,238    96,196,300

6.   SUPPLEMENTAL CASH FLOW INFORMATION
     (In thousands)

                                                           Nine Months Ended
                                                           -----------------
                                                         March 29,      March 31,
                                                           1996           1995
                                                           ----           ----
      Cash paid for interest                              $ 50,722      $ 57,716
      Cash paid for income taxes                           118,354       131,715

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

     The following is a summary of available-for-sale securities at March 29, 1996 (in thousands):

                                                              GROSS            GROSS
                                            AMORTIZED       UNREALIZED       UNREALIZED
                                              COST             GAIN             LOSS        FAIR VALUE
                                           ----------       ----------       ----------     ----------
     Corporate Bonds                       $  155,423         $  684            $ 65        $  156,042
     U.S. Government
      Obligations                             206,333            440             154           206,619
     Commercial Paper                         281,358            443               1           281,800
     Money Market
      Mutual Funds                            125,920              -               -           125,920
     Municipal Bonds                           90,718             62             208            90,572
     Repurchase Agreements                     59,340              -               -            59,340
     Taxable Auction Rate
      Preferred Stock                         135,494              -               5           135,489
     Certificates of Deposit
      and Bankers' Acceptances                 87,029             40              77            86,992
     Other                                     36,188             19             253            35,954
                                           ----------       ----------       ----------     ----------
     Total                                 $1,177,803         $1,688            $763        $1,178,728
                                           ----------       ----------       ----------     ----------
                                           ----------       ----------       ----------     ----------

     Included in short-term investments                                                       $836,987
     Included in cash and cash equivalents                                                     341,741
                                                                                            ----------
       Total                                                                                $1,178,728
                                                                                            ----------
                                                                                            ----------

     The gross realized gains and losses on the sale of available-for-sale securities were immaterial for the nine month periods ended March 29, 1996 and March 31, 1995.

     The fair value of the Company's investment in debt securities at March 29, 1996, by contractual maturity, is as follows (in thousands):

     Due in less than 1 year                                                                $  711,520
     Due in 1 to 2-1/2 years                                                                   214,222
                                                                                            ----------
     Total                                                                                  $  925,742
                                                                                            ----------
                                                                                            ----------

8.   MERGER WITH CONNER

     In October 1995 the Company and Conner Peripherals, Inc. ("Conner") signed a definitive agreement to merge the two companies. On February 2, 1996 the merger was consummated after approval by the stockholders of both companies. To effect the combination Seagate issued 24,478,022 shares of its common stock in exchange for all the outstanding common stock of Conner and issued options to purchase 2,469,580 shares of Seagate common stock in exchange for all the outstanding options to purchase Conner common stock. The merger has been accounted for as a pooling of interests and, accordingly, all prior periods presented in the accompanying consolidated financial statements have been restated to include the accounts and operations of Conner. Conner designs, manufactures and sells information storage products including disc drives, tape drives and storage management software.

     Because of differing fiscal year ends of the two companies, the combined consolidated condensed statements of income combine Seagate's three and nine month periods ended March 29, 1996 and March 31, 1995 with Conner's three and nine month periods ended March 29, 1996 and September 30, 1995, respectively. The combined consolidated condensed balance sheets combine Seagate's March 29, 1996 and June 30, 1995 periods with Conner's March 29, 1996 and December 30, 1995 periods, respectively. Combined and separate results of the Company and Conner for the periods prior to the acquisition were as follows:

                                              Three Months    Three Months    Nine Months    Nine Months
                                                  Ended           Ended          Ended          Ended
    In thousands                             Mar. 29, 1996   Mar. 31, 1995   Mar. 29, 1996   Mar. 31, 1995
    ------------------------------------------------------------------------------------------------------
    (Unaudited)
     Net Sales:
      Prior to Dec. 30, 1995:
       Seagate                                  $        -      $1,184,582      $3,016,590     $3,247,291
       Conner                                                      687,179       1,463,906      1,939,912
     Combined results after Dec. 29, 1995        2,093,326               -       2,093,326              -
                                                ----------      ----------      ----------     ----------
                                                $2,093,326      $1,871,761      $6,573,822     $5,187,203
                                                ----------      ----------      ----------     ----------
                                                ----------      ----------      ----------     ----------

     Net Income (Loss):
      Prior to Dec. 30, 1995:
       Seagate                                  $        -      $   70,586      $  232,473     $  171,326
       Conner                                                       12,497          37,251         34,646
     Combined results after Dec. 29, 1995         (157,478)              -        (157,478)             -
                                                ----------      ----------      ----------     ----------
                                                $ (157,478)     $   83,083      $  112,246     $  205,972
                                                ----------      ----------      ----------     ----------
                                                ----------      ----------      ----------     ----------

     The two companies maintained a majority of similar accounting practices. However, as a result of certain differing accounting practices relating to the capitalization of fixed assets and inventory, certain adjustments to net assets, which were not material to any period presented, were made to conform accounting practices of the two companies.

     An increase in retained earnings resulted from the change in fiscal year. Previously, Conner's fiscal year ended on the Saturday closest to December 31. To change Conner's fiscal year end to conform with Seagate's June 28, 1996 fiscal year end, the operating results of Conner for the six months ended December 31, 1995 are included in the combined statement of operations for both fiscal years 1996 and 1995. The Conner results of operations for the six months ended December 30, 1995 were as follows:

                                              Six Months Ended
     In thousands                            December 30, 1995
     ---------------------------------------------------------
                                                (Unaudited)
     Net sales                                  $1,463,906
     Operating expenses                          1,403,098
     Other income (expense)                         (4,501)
     Net income                                     37,251

     As a result of the merger the Company recorded restructuring costs of $241.7 million in the quarter ended March 29, 1996. The restructuring costs comprised $60.7 million for employee severance benefits, $97.2 million to write off or write down equipment, inventory, intangibles and other assets, $45.1 million for closure of duplicate and excess facilities, $24.0 million for fees of financial advisors, attorneys and accountants and $14.7 million for contract cancellations and other expenses. During the same quarter $97.3 million was charged against the restructuring reserve leaving a balance of $144.4 million at March 29, 1996. The $97.3 million comprised $19.4 million for employee severance benefits, $56.1 million to write off or write down equipment, inventory, intangibles and other assets, $10.3 million for closure of duplicate and excess facilities, $10.5 million for fees of financial advisors, attorneys and accountants and $1.0 million for contract cancellations and other expenses. The cash outflows related to the $241.7 million charge are estimated to be approximately $128.4 million of which $97.7 million remains to be expended at March 29, 1996.

9.   ACQUISITIONS

     In connection with the merger with Conner, on February 16, 1996 the Company acquired the minority interest in Arcada Holdings, Inc. ("Arcada"), formerly a majority-owned subsidiary of Conner.
     Seagate acquired the minority interest in Arcada by exchanging 1,276,670 shares of Seagate common stock and 906,968 options to purchase shares of Seagate common stock for all the outstanding common stock and options to purchase common stock of Arcada.
     Arcada develops, markets and supports data protection and storage management software products that operate across multiple desktop and client/server environments. This acquisition was accounted for as a purchase and, accordingly, Arcada's results of operations have been included in the consolidated financial statements from the date of acquisition. Goodwill and other intangibles arising from the acquisition are being amortized on a straight-line basis over periods ranging from two to seven years. As a result of the acquisition, the Company incurred a one-time write-off of in-process research and development of $43.9 million.

     On March 29, 1996, the Company acquired OnDemand Software, Inc., a network software distribution manufacturer. This acquisition was accounted for as a purchase and, accordingly, the results of operations of the acquired business have been included in the consolidated financial statements from the date of acquisition.
     The total cost of the acquisition, including acquisition costs, was $13,231,000, net of cash acquired. Goodwill and other intangibles arising from the acquisition are being amortized on a straight-line basis over periods ranging from four to seven years. As a result of the acquisition, the Company incurred a one-time write-off of in-process research and development of $8.9 million.

10.  CONVERSION OF DEBENTURES

     In February 1996 the Company called for a March 18, 1996 redemption of all of its 6-3/4% Convertible Subordinated Debentures due 2012. Holders were given the option to convert their debentures into shares of the Company's common stock at a price of $42.50 per share through March 18, 1996 or have their debentures redeemed at a total redemption price of $1,039.38 per $1,000 principal amount of debentures consisting of $1,013.50 principal amount plus accrued interest of $25.88. Any debentures not converted by 5:00pm ET on March 18, 1996 were automatically redeemed. Approximately $265.5 million principal amount of the debentures were converted to approximately 6.2 million shares and approximately $1.1 million principal amount were redeemed.

11.  LITIGATION

     See Part II, Item 1 of this Form 10-Q for a description of legal proceedings.

                         SEAGATE TECHNOLOGY, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

CERTAIN FORWARD-LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include the paragraph below relating to customs duties, the paragraph below relating to the restructuring costs, the paragraph below relating to the effective tax rate, the statements below under "Factors Affecting Future Operating Results," the statements regarding capital expenditures under "Liquidity and Capital Resources" and the statements under "Part II Other Information - Item 1. Legal Proceedings," among others. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below under "Factors Affecting Future Operating Results".

RESULTS OF OPERATIONS:

Effective February 2, 1996 the Company merged with Conner Peripherals, Inc. ("Conner"). Conner designs, manufactures and sells information storage products including disc drives, tape drives and storage management software. The merger was accounted for as a pooling of interests and accordingly all prior period financial statements have been restated as if the merger took place at the beginning of such periods. Conner had a fiscal year which ended on the Saturday closest to December 31. Accordingly Conner's statements of income for the three and nine month periods ended September 30, 1995 have been combined with Seagate's statements of income for the three and nine months ended March 30, 1995, respectively. In order to conform Conner's year end to Seagate's fiscal year end, the consolidated condensed statement of income for the nine months ended March 29, 1996 includes three months (July, August and September 1995) for Conner which are also included in the consolidated condensed statement of income for the nine months ended March 31, 1995. The comparisons to prior periods discussed below should be read in light of this. See Note 8, Merger with Conner, to the accompanying consolidated condensed financial statements.

Net sales for the quarter ended March 29, 1996 were $2,093,326,000 as compared with $1,871,761,000 for the comparable year-ago quarter, and $2,339,691,000 for the immediately preceding quarter ended December 29, 1995. Net sales for the nine months ended March 29, 1996 were $6,573,822,000 as compared with $5,187,203,000 for the comparable year-ago period. The increase in net sales from the comparable year-ago quarter and the comparable nine month period last year was primarily due to a higher level of unit shipments and a shift in mix to the Company's higher priced products partially offset by a continuing decline in the average unit sales prices of the Company's products as a result of competitive market conditions. The decrease in net sales from the immediately preceding quarter was primarily due to a reduced level of unit shipments and a continuing decline in the average unit sales prices of the Company's products partially offset by a shift in mix to the Company's higher priced products. The reduced level of unit shipments from the immediately preceding quarter was primarily due to a delay in the introduction of new products, production delays caused by component shortages and a decline in the shipment of tape drives.

During calendar 1995 Singapore progressively lost its status as a beneficiary country under the European Union's ("EU") General System of Preferences ("GSP"). As a result, hard disc drives produced in Singapore and imported into the EU have realized no reduction from full Most Favored Nation customs duties (generally 1.6% at the present time) since December 31, 1995 whereas disc drives imported into the EU from certain other GSP favored countries are subject to more favorable customs duties than those imported from Singapore. In addition, there is currently under consideration within the Commission of the European Union, a proposal to reclassify certain electronic and computer components and equipment. Under this proposal, duties would be assessed at a rate of 14% whereas under the current code duties would decline to zero within two years. The imposition of such customs duties would negatively impact revenues or increase costs and adversely impact gross margins.

Gross margin as a percentage of net sales was 16.1% and 18.1% for the three and nine months ended March 29, 1996, respectively, compared with 17.9% and 18.7% for the comparable periods last year and 19.4% for the immediately preceding quarter. The decrease in gross margin as a percentage of net sales from the comparable year-ago periods and the immediately preceding quarter was primarily due to a continuing decline in the average unit sales prices of the Company's products as a result of competitive market conditions and certain one-time charges incurred as a result of the merger with Conner partially offset by a shift in mix to the Company's newer, higher capacity disc drives and a reduction in material costs per unit.

Product development expenses for the three and nine months ended March 29, 1996 were $111,504,000 and $314,192,000 respectively, an increase of $25,797,000 and $57,928,000 when compared with the comparable periods last year and an increase of $6,133,000 when compared with the immediately preceding quarter ended December 29, 1995. These expenses represented 5.3% and 4.8% of net sales for the three and nine months ended March 29, 1996 compared with 4.6% and 4.9%, respectively, for the comparable year-ago periods and 4.5% for the immediately preceding quarter. The increase in expenses from the comparable year-ago periods was primarily due to increases in salaries and related costs, ongoing product development expenses of the Company's network management software businesses acquired late in the prior fiscal year and an overall increase in the Company's product development efforts.

Marketing and administrative expenses for the three and nine months ended March 29, 1996 were $129,962,000 and $375,138,000 respectively, an increase of $23,917,000 and $43,603,000 respectively, when compared with the comparable year-ago periods and an increase of $1,355,000 when compared with the immediately preceding quarter ended December 29, 1995. These expenses represented 6.2% and 5.7% of net sales for the three and nine months ended March 29, 1996, compared with 5.7% and 6.4% for the comparable year-ago periods, and 5.5% for the immediately preceding quarter. The increase in expenses from the comparable year-ago periods was primarily due to increases in salaries and related costs, ongoing marketing and administrative expenses of the Company's network management software businesses acquired late in the prior fiscal year and increases in legal expenses and outside services.

Amortization of goodwill and other intangibles increased by $7,330,000 and $14,226,000 for the three and nine months ended March 29, 1996, when compared with the comparable year-ago periods and $5,195,000 when compared with the immediately preceding quarter ended December 29, 1995. The increases were primarily due to additional goodwill and other intangibles arising from the acquisition of the minority interest in Arcada and other investments in and acquisitions of businesses during fiscal 1996, and write-offs of certain intangible assets in the Company's tape drive and software businesses whose value had become impaired.

Write-offs of in-process research and development for the three and nine months ended March 29, 1996 were $52,848,000 and $59,265,000 respectively. For the quarter ended March 29, 1996, the one time write-offs were incurred in connection with the acquisitions of OnDemand Software and the minority interest in Arcada Software, Inc. The write-offs were $8.9 million and $43.9 million respectively. In addition, the nine months ended March 29, 1996 included write-offs of in-process research and development of $3.6 million and $2.8 million in connection with an additional investment in SanDisk to maintain the Company's 25% ownership and the acquisition of Sytron Corporation, respectively.

As a result of the merger the Company recorded restructuring costs of $241.7 million in the quarter ended March 29, 1996. The restructuring costs comprised $60.7 million for employee severance benefits, $97.2 million to write off or write down equipment, inventory, intangibles and other assets, $45.1 million for closure of duplicate and excess facilities, $24.0 million for fees of financial advisors, attorneys and accountants and $14.7 million for contract cancellations and other expenses. The cash outflows related to the $241.7 million charge are estimated to be approximately $128.4 million of which $97.7 million remains to be expended at March 29, 1996.

Net other income increased by $10,558,000 and $16,869,000 for the three and nine months ended March 29, 1996 when compared with the comparable year-ago periods and increased by $6,058,000 from the immediately preceding quarter ended December 29, 1995. The increase in net other income from the comparable year-ago quarter was primarily due to a reduction in interest expense as a result of capitalization of interest on construction of new manufacturing facilities and the redemptions or conversion of certain of the Company's subordinated debentures, a gain on the sale of the Company's investment in Verity and higher interest income from higher interest rates on the Company's invested cash. The increase in net other income from the comparable nine month period last year was primarily due to higher interest income from higher interest rates on the Company's invested cash and a reduction in interest expense as a result of capitalization of interest on construction of new manufacturing facilities and the redemptions or conversion of certain of the Company's subordinated debentures, partially offset by increased losses on foreign currency translation. The increase in net other income from the immediately preceding quarter was primarily due to a reduction in interest expense as a result of the redemption or conversion of certain of the Company's subordinated debentures and capitalization of interest on construction of new manufacturing facilities as well as a gain on the sale of the Company's investment in Verity.

The effective tax rate for the nine months ended March 29, 1996 was approximately 42% compared with 37% for the comparable period last year. The increase in the effective tax rate for the current period was attributable to certain restructuring costs, non-recurring merger-related costs and the write-off of in-process research and development that are not deductible for domestic tax purposes. Excluding restructuring costs, non-recurring merger-related costs and the write-off of in process research and development, the effective tax rate was 30% in the current period. Excluding the write-off of in-process research and development in the comparable period last year, the effective tax rate was 30%.

The Company's anticipated 30% effective tax rate for fiscal 1996 (excluding restructuring costs, non-recurring merger-related costs and the write-off of in-process research and development) is less than the domestic statutory rate because a portion of the foreign operating income is not subject to foreign income taxes and is considered to be permanently invested in non-US operations. Accordingly, taxes are not provided on such income.

The Company expects its effective tax rate for the quarter ending June 28, 1996 to be in excess of 30% primarily due to write-offs of in-process research and development resulting from a recently completed acquisition of and contemplated acquisitions of software companies. The overall effective tax rate for the year will be higher than 30% due to higher effective tax rates in the previous quarters.

FACTORS AFFECTING FUTURE OPERATING RESULTS:

The disc drive and tape drive industries in which the Company competes are subject to a number of risks, each of which has affected the Company's operating results in the past and could impact the Company's future operating results. The demand for disc drive and tape drive products depends principally on demand for computer systems and storage upgrades to computer systems, which has historically been volatile. Changes in demand for computer systems often have an exaggerated effect on the demand for disc drive and tape drive products in any given period, and unexpected slowdowns in demand for computer systems generally cause sharp declines in demand for such products. The disc drive and tape drive industries have been characterized by periodic situations in which the supply of drives exceeds demand, resulting in higher than anticipated inventory levels and intense price competition. Even during periods of consistent demand, these industries are characterized by intense competition and ongoing price erosion over the life of a given drive product. The Company expects that competitors will offer new and existing products at prices necessary to gain or retain market share and customers. The Company expects that price erosion in the drive industries will continue for the foreseeable future. This competition and continuing price erosion could adversely affect the Company's results of operations in any given quarter and such adverse effect often cannot be anticipated until late in any given quarter. In addition, the demand of drive customers for new generations of products has led to short product life cycles that require the Company to constantly develop and introduce new drive products on a cost effective and timely basis. In addition, the Company's future success will require, in part, that the market for computer systems, storage upgrades to computer systems and multimedia applications, such as digital video and video on demand, and hence the market for disc drives, remain strong. In addition, the Company's operating results have been and may in the future be subject to significant quarterly fluctuations as a result of a number of other factors, including the timing of orders from and shipment of products to major customers, product mix, pricing, delays in product development, introduction and production, competing technologies, variations in product cost, component availability due to single or limited sources of supply, high fixed costs resulting from the Company's vertical integration strategy, foreign exchange fluctuations, increased competition and general economic and industry fluctuations. The Company's future operating results may also be adversely affected by an adverse judgment or settlement in the legal proceedings in which the Company is currently involved (see "Part II, Item 1. Legal Proceedings").

The Company's future operating results will also be impacted by its ability to combine successfully the operations of Seagate and Conner. The transition to a combined Company requires substantial attention from the Company's management. The diversion of the attention of management and any difficulties encountered in the transition process could have an adverse impact on the revenues and operating results of the Company. The combination of the Company and Conner also requires integration of the companies' product offerings and the coordination of their research and development and sales and marketing efforts. The difficulties of assimilation may be increased by the necessity of coordinating geographically separated organizations, integrating personnel with disparate business backgrounds and combining two different corporate cultures. In addition, the process of combining the two organizations has caused and could continue to cause the interruption of, or loss of momentum in, the activities of the Company's businesses, which could have a material adverse effect on the Company. There can be no assurance that the Company will retain its technical and other key personnel nor realize any of the technological or other benefits of the Merger.

The Company is in the process of incorporating its software businesses into a single entity called Seagate Software, Inc. and intends to offer its employees an opportunity for an equity interest in the software business. Although the Company's software businesses currently represent less than 2% of the Company's total revenues, a shortfall in revenue from the Company's software businesses would have a disproportionate and adverse impact on the Company's gross margins and net income. The software business is subject to a number of risks including the highly competitive nature of the business, the Company's ability to successfully integrate its various software business acquisitions, possible delays in product development and introduction, competitors' technological innovations and loss of key personnel. The Company intends to continue its expansion into software and other complementary businesses. As a result, the Company expects that it will continue to incur charges as it acquires businesses, including charges for the write-off of in-process research and development. The timing of such write-offs has in the past and may in the future lead to fluctuations in the Company's operating results on a quarterly and annual basis.

LIQUIDITY AND CAPITAL RESOURCES:

At March 29, 1996, the Company's cash, cash equivalents and short-term investments totaled $1,410,980,000, a decrease of $189,446,000 from the June 30, 1995 balance. This decrease was primarily a result of the Company's additions to property, equipment and leasehold improvements and the repurchase by the Company of 1,900,000 shares of its common stock, partially offset by proceeds from employee stock option and stock purchase plans and cash provided by operating activities. The Company's cash, cash equivalents and short-term investments are being maintained in short-term liquid investments until required for other purposes.

As of March 29, 1996, the Company had a domestic credit facility consisting of a $20 million line of credit which can be used for letters of credit and bankers' guarantees, but not borrowings. Of the $20 million, approximately $7 million had been utilized for letters of credit at March 29, 1996. Additionally, the Company had approximately $28 million of non-domestic lines of credit which can be used for borrowings as well as letters of credit, bankers' guarantees, and overdraft facilities. Although there were no borrowings under these lines at March 29, 1996, approximately $4 million had been utilized for bankers' guarantees. The Company also had approximately $79 million of lines of credit worldwide which can be used for letters of credit and bankers' guarantees, but not borrowings. Of the $79 million, approximately $6 million had been utilized at March 29, 1996.

The Company expects investments in property and equipment in the current fiscal year to approximate $1.1 billion, of which approximately $706 million had been incurred as of March 29, 1996. The Company plans to finance these investments from existing cash balances and cash flows from operations. The $706 million comprised $356 million for manufacturing facilities and equipment related to the Company's subassembly and disc drive final assembly and test facilities in the United States, Far East and Ireland, $173 million for manufacturing facilities and equipment for the thin-film head operations in the United States, Malaysia and Northern Ireland, $147 million for expansion of the Company's thin-film media operations in California and Singapore and $30 million for other purposes.

During the quarter ended March 29, 1996 the Company acquired 1,900,000 shares of its common stock for approximately $124 million. The repurchase of these shares was in connection with a stock repurchase program announced in July 1994 in which up to 7,000,000 shares of the Company's common stock were authorized to be acquired in the open market. As of May 13, 1996 6,357,500 shares have been repurchased under this program.

                                   PART II
                              OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to the Company's legal proceedings described below. Litigation is inherently uncertain and may result in adverse rulings or decisions. Additionally, the Company may enter into settlements or be subject to judgments which may, individually or in the aggregate, have a material adverse effect on the Company's results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements.

SECURITIES LITIGATION

In 1988 a series of lawsuits were filed in Federal Court for the Northern District of California against the Company, alleging violations of the federal securities laws on behalf of a class of purchasers of the Company's securities. On February 8, 1995 the Court granted defendants summary judgment completely dismissing all claims against the Company. On March 31, 1995 the Court also denied plaintiffs' motion for reconsideration of the summary judgment decision. Plaintiffs have appealed this judgment to the Ninth Circuit Court of Appeals. All briefing has been completed and the parties currently await the Court's scheduling of a hearing date.

In 1991 another series of lawsuits were filed in Federal Court for the Northern District of California against the Company, alleging violations of the federal securities laws on behalf of a class of purchasers of the Company's securities. Discovery is continuing and the case has recently been reassigned to a different U. S. District Court Judge who has vacated the February 10, 1997 trial date.

In 1993 a series of lawsuits were filed in Federal Court for the Northern District of California against Conner Peripherals, Inc. which is now a wholly owned subsidiary of the Company, now known as Seagate Peripherals, Inc.
These class action lawsuits allege violations of the federal securities laws and seek damages on behalf of a class of purchasers of Conner's securities. Discovery is continuing and the Court has not set a trial date.

The Company believes the 1988, 1991 and 1993 series of securities lawsuits are without merit and intends to vigorously contest them. The Company believes that the outcome of these matters will not have a material adverse effect on the Company's financial condition or results of operations.

ENVIRONMENTAL MATTERS

The United States Environmental Protection Agency (EPA) and/or similar state agencies have identified the Company as a potentially responsible party with respect to environmental conditions at several different sites to which hazardous wastes had been shipped or from which they were released. These sites were acquired by the Company from Ceridian Corporation ("Ceridian") (formerly Control Data Corporation) in fiscal 1990. Other parties have also been identified at certain of these sites as potentially responsible parties and either have shared or likely will share in the costs associated with such sites. Investigative and/or remedial activities are ongoing at the sites.

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

It is the opinion of the Company's patent counsel that the Company's products do not infringe any valid claims of the Rodime patent in suit and thus the Company refused Rodime's offer of a license for its patents. However, many other companies, such as IBM, Hewlett-Packard and a number of Japanese companies have reportedly made payments to and taken licenses from Rodime.

In 1995 the Court granted the Company's motions for summary judgment holding that 1) certain claims of the Rodime patent were invalid, and 2) certain accused products did not infringe as a matter of law, except that fact issues remain to be decided regarding the ST157, a product no longer in production.

This case has been reassigned to a different U.S. District Court Judge. A pretrial conference has been scheduled for September 9, 1996 and a trial date set for October 1, 1996. The Court has granted the Company leave to file two additional motions for summary judgment, one of which is directed to the two remaining state claims in the case and the other of which is directed to the intervening rights in the only family of products left in the case. Rodime has also been granted leave to file one motion for summary judgment directed to the Company's defense of inequitable conduct.

On October 5, 1994 a patent infringement action was filed against the Company by an individual James M. White in the U.S. District Court for the Northern District of California for alleged infringement of U.S. Patent Nos. 4,673,996 and 4,870,519. Both patents relate to air bearing sliders. Prior to the filing of the lawsuit, the Company filed a Petition for Reexamination of U.S. Patent No. 4,673,996 with the United States Patent and Trademark Office ("PTO") and this Petition was granted shortly after the lawsuit was filed. Subsequently, the Company filed a Petition for Reexamination of U.S. Patent No. 4,870,519. This second petition has also been granted by the PTO. The District Court stayed the action pending the outcome of the reexaminations. The applications for Reexamination of the patents involved in the White case are still pending and the suit remains stayed pending completion of the Reexaminations. In both Reexaminations, the Examiner has allowed some claims and rejected some claims, and the Company believes, based on a preliminary evaluation, that it does not infringe any of the claims that have been allowed.

TAX DEFICIENCY

The Company has received a Notice of Deficiency (the "Notice") from the Internal Revenue Service for fiscal years 1988 through 1990. The majority of the proposed adjustments to income in those fiscal years related to the allocation of income between the Company and its foreign subsidiaries. Proposed adjustments to income and tax credits in the Notice resulted in proposed tax deficiencies of approximately $66,000,000 plus penalties and interest of approximately $65,900,000 as of March 29, 1996. The proposed income adjustments would also eliminate tax net operating loss and tax credit carryovers that have been used to offset taxable income and tax liabilities in other fiscal years. The impact on tax net operating losses and tax credit carryovers from the adjustments proposed in the Notice would result in additional taxes of approximately $22,000,000 for the three years ended July 2, 1993 plus interest of approximately $7,300,000 as of March 29, 1996. The Company filed a Petition with the United States Tax Court in June 1994 contesting the proposed deficiencies and related penalties.

Conner Peripherals, Inc. ("Conner") received a Notice of Deficiency (the "Conner Notice") for its fiscal years 1989 and 1990. The majority of the proposed adjustments to income in the Conner Notice related to the allocation of income between Conner and its foreign manufacturing subsidiaries.
Proposed adjustments to income in the Conner Notice resulted in proposed tax deficiencies of approximately $43,000,000 plus interest of approximately
$28,000,000 as of March 29, 1996.   Conner filed a Petition with the United
States Tax Court in March 1995 contesting the proposed deficiencies. On May 9, 1996, the parties settled this matter by a stipulation of settlement in the United States Tax Court which will result in a tax deficiency of approximately $5,400,000 and interest of approximately $4,300,000 as of April 30, 1996.

In addition, the Company's federal income tax returns for the fiscal years 1991 through 1993 are presently under examination by the Internal Revenue Service. Conner's federal income tax returns for the fiscal years 1991 and 1992 are also under examination by the Internal Revenue

Service. The Company believes that the likely outcome of these matters will not have a material adverse effect on the Company's financial condition or results of operations.

BUSINESS LITIGATION

Amstrad PLC ("Amstrad") initiated a lawsuit against the Company in London, England on December 11, 1992 concerning the Company's sale of allegedly defective disc drives to Amstrad. The Company replied to the allegations made against it by Amstrad by denying all material points of Amstrad's claim and asserted many affirmative defenses. Discovery is completed and trial began in London on April 16, 1996 and is expected to continue through July, 1996. The Company continues to defend itself vigorously but believes that, should Amstrad prevail on its liability claims, a judgment in a material amount could be awarded against the Company. However, the Company also believes that it has meritorious defenses to Amstrad's claim, including substantial objections to the methodology and calculation of Amstrad's alleged damages.

The Company is involved in a number of other judicial and administrative proceedings incidental to its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held a special meeting of stockholders on February 2, 1996. The following is a brief description of each matter voted upon at the meeting and a statement of the number of votes cast for, against or withheld and the number of abstentions and broker non-votes with respect to each matter. Both proposals were approved by the stockholders.

(a) The stockholders approved the issuance of shares of Seagate Common Stock pursuant to the terms of the Agreement and Plan of Reorganization dated as of October 3, 1995, as amended by Amendment No. 1 thereto dated as of December 18, 1995, entered into by and among Seagate, a newly-formed, wholly-owned subsidiary of Seagate ("Sub") and Conner Peripherals, Inc., a Delaware corporation ("Conner"), and a related Agreement of Merger between Sub and Conner which provided for Sub to be merged with and into Conner, with Conner being the surviving corporation and becoming a wholly-owned subsidiary of Seagate (the "Merger").

                                                    BROKER
                FOR        AGAINST     ABSTAIN     NON-VOTE

           51,928,584     244,825     424,080    7,727,757

(b) The stockholders ratified and approved amendments to the Company's Executive Stock Plan.

                                                    BROKER
                FOR        AGAINST     ABSTAIN     NON-VOTE

           42,820,282  17,264,301     221,217      19,446

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

The following exhibits are included herein:

11.1 Computation of Net Income per Share

27   Financial Data Schedule

 (b) Reports on Form 8-K

Reports on Form 8-K filed with the Securities and Exchange Commission during the three months ended March 29, 1996:

A Form 8-K dated February 2, 1996 was filed on February 12, 1996. The following items were reported:

Item 2: On February 2, 1996, Sub merged with and into Conner after the Merger had been approved that morning at a special meeting of Conner's stockholders and the issuance of additional shares of Seagate's common stock pursuant to the Merger had been approved that morning at a special meeting of Seagate's stockholders. As a result, Conner became a wholly-owned subsidiary of Seagate.

The following financial statements were filed under Item 7:

(a) The Consolidated Balance Sheets of Conner as of December 31, 1994 and 1993, the related Consolidated Statements of Operations, Cash Flows and Stockholders' Equity for the years ended December 31, 1994, 1993 and 1992, and the related Notes to Consolidated
       Financial Statements.

(b) The Condensed Consolidated Balance Sheets of Conner as of September 30, 1995 and December 31, 1994, the Condensed Consolidated
       Statements of Operations and Cash Flows for the nine months ended September 30, 1995 and 1994, and the related Notes to Condensed Consolidated Financial Statements (unaudited).

(c) Unaudited Pro Forma Combined Condensed Statements of Operations for the years ended June 30, 1995, 1994, and 1993 and for the three months ended September 30, 1995 and 1994 and related notes to unaudited pro forma combined condensed financial statements.

       Unaudited Pro Forma Combined Condensed Balance Sheet as of September 30, 1995.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          SEAGATE TECHNOLOGY, INC.
                                (Registrant)


DATE:  May 13, 1996      BY:  /s/  Donald L. Waite
                                   ___________________________
                                   DONALD L. WAITE
                                   Executive Vice President,
                                   Chief Administrative Officer
                                   and Chief Financial Officer
                                   (Principal Financial and
                                   Accounting Officer)



DATE:  May 13, 1996      BY:  /s/  Alan F. Shugart
                                   _______________________
                                   ALAN F. SHUGART
                                   Chairman of the Board,
                                   President and Chief Executive
                                   Officer (Principal Executive
                                   Officer and Director)

                          SEAGATE TECHNOLOGY, INC.
                              INDEX TO EXHIBITS


EXHIBIT
NUMBER
- -------

11.1      Computation of Net Income per Share

27        Financial Data Schedule