Form 10-K405
period 1996-06-28
SEAGATE TECHNOLOGY INC
filed 1996-08-23
CIK 354952

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 28, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM TO ____________ TO ______________

                          COMMISSION FILE NO. 0-10630

                           SEAGATE TECHNOLOGY, INC.

            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                ---------------


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

                                ---------------

         Securities registered pursuant to Section 12 (b) of the Act:


                                                      NAME OF EACH EXCHANGE ON
                TITLE OF EACH CLASS                       WHICH REGISTERED
                -------------------                   ------------------------
        COMMON STOCK, PAR VALUE $.01 PER SHARE         NEW YORK STOCK EXCHANGE
6 3/4% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2003 NEW YORK STOCK EXCHANGE 6 1/2% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2002 NEW YORK STOCK EXCHANGE


          Securities registered pursuant to Section 12(g) of the Act:
                                     NONE

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of Common Stock on June 28, 1996 as reported by the New York Stock Exchange, was approximately $4.496 billion. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  The number of outstanding shares of the registrant's Common Stock on June 28, 1996 was 106,715,092.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Parts of the following documents are incorporated by reference to Parts I, II, III, IV of this Form 10-K Report: (1) Proxy Statement for registrant's 1996 Annual Meeting of Stockholders (the "Proxy Statement") and
(2) registrant's Annual Report to Stockholders for the fiscal year ended June 28, 1996 (the "Annual Report to Stockholders").

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                    PART I

  The information contained in this Report includes forward-looking statements, based on current expectations, that involve risks and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Various important factors known to Seagate Technology, Inc. that could cause such material differences are identified below in Part I, Item 1 of this report and in the "Management's Discussion and Analysis of Results of Operations and Financial Condition" included in the Company's 1996 Annual Report to Stockholders, which is incorporated by reference into Part II, Item 7 of this Report.

ITEM 1. BUSINESS

MERGER WITH CONNER

  Effective February 2, 1996 Seagate Technology, Inc. (herein "Seagate Technology," "Seagate" or the "Company") merged with Conner Peripherals, Inc. ("Conner"). Conner was involved in the design, manufacture and marketing of information storage products including disc drives, tape drives and storage management software. To effect the combination Seagate issued 24,478,022 shares of its common stock in exchange for all of the outstanding common stock of Conner and issued options to purchase 2,469,580 shares of Seagate common stock in exchange for all the outstanding options to purchase Conner common stock. In connection with the merger, on February 16, 1996 the Company acquired the minority interest in Arcada Holdings, Inc. ("Arcada"), formerly a majority-owned subsidiary of Conner. Seagate acquired the minority interest in Arcada by exchanging 1,276,670 shares of Seagate common stock and options to purchase 906,968 shares of Seagate common stock for all the outstanding common stock and options to purchase common stock of Arcada. See "Software Expansion."

GENERAL

  Seagate operates in a single industry segment by designing, manufacturing and marketing products for storage, retrieval and management of data on computer and data communications systems. These products include disc drives and disc drive components, tape drives and software.

  Seagate designs, manufactures and markets a broad line of rigid magnetic disc drives for use in computer systems ranging from notebook computers and desktop personal computers to workstations and supercomputers as well as in multimedia applications such as digital video and video-on-demand. The Company's products include rigid disc drive models with form factors from 2.5 to 5.25 inches and capacities from 540 megabytes to 9 gigabytes. The Company sells its products to original equipment manufacturers ("OEMs") for inclusion in their computer systems or subsystems, and to distributors, resellers and dealers. The Company has pursued a strategy of vertical integration and accordingly designs and manufactures rigid disc drive components including recording heads, discs, substrates, motors and custom integrated circuits. It also assembles certain of the key subassemblies for use in its products including printed circuit board and head stack assemblies. The Company's products are currently manufactured primarily in the Far East with limited production in the United States and the Republic of Ireland.

  In addition to pursuing its core rigid disc drive business, the Company has been broadening its business strategy as a data technology company to more fully address the markets for storage, retrieval and management of data. In this regard, the Company has implemented a strategy to establish itself as a leading supplier of selected magnetic recording components, including thin-film heads, to other manufacturers. In line with this strategy the Company, in December 1994, acquired Applied Magnetics Corporation's tape head subsidiary, a manufacturer of magnetic recording tape heads for digital data storage. The Company has also invested in, and currently intends to continue investigating opportunities to invest in software activities. See "Software Expansion." Finally, the Company has entered the tape drive business as a result of its merger with Conner and its broadened strategy may include expanding its traditional rigid disc drive business to include other forms of data storage and retrieval products, such as flash memory, where the Company has made a significant investment in SanDisk Corporation ("SanDisk"), a flash memory company. The Company anticipates that this broadened strategy may include additional acquisitions of, investments in and strategic alliances with complementary businesses, products and technologies.

SOFTWARE EXPANSION

  The Company is seeking to leverage its name recognition, existing presence in global markets, distribution channels and OEM relationships by offering software products directed towards the client/server and network computing environments.

  The Company anticipates that users of computer systems will increasingly rely upon client/server network computing environments and believes that as this reliance increases, users will demand software that more efficiently and securely stores, manages and accesses data and transforms it into usable information. As such, the Company is broadening its core competencies to include software products and technologies to meet these requirements.

  The Company has acquired or has taken equity positions in several software companies since May 1994. Company acquisitions and equity investments prior to fiscal 1996 include Crystal Computer Services, Inc., Dragon Systems, Inc., Palindrome Corporation, Network Computing, Inc., NetLabs, Inc., Frye Computer Systems, Inc., and Creative Interaction Technologies, Inc. Fiscal 1996 acquisitions include OnDemand Software, Inc., Calypso Software Systems, Inc. and Holistic Systems, Ltd. In addition, the Company's software products and technologies were further expanded as a result of the merger with Conner and its Arcada Software subsidiary.

  To further facilitate the software expansion strategy, Seagate Software, Inc. a wholly-owned subsidiary of Seagate Technology, was established in April 1996. Headquartered in Scotts Valley, California, Seagate Software is comprised of three operating groups, each focused on strategically critical areas of LAN, intranet and enterprise client/server environments.

  Seagate Software, Storage Management Group (SMG) was formed in February 1996 by combining the resources of Seagate's wholly-owned subsidiary Palindrome Corporation with Arcada Software. SMG provides storage management software products for backup, archiving, hierarchical storage management (HSM) and disaster recovery in Novell NetWare, Microsoft Windows NT, Microsoft Windows 95, Microsoft Windows 3.X, IBM OS/2, UNIX and DOS environments.

  Seagate Software, Network and Systems Management Group (NSMG), previously Seagate Enterprise Management Software (SEMS), was formed in July 1996, and is the combination of NetLabs, Inc., Network Computing, Inc., Frye Computer Services, Inc., Creative Interaction Technologies, Inc., OnDemand Software, Inc., and Calypso Software Systems, Inc. NSMG provides comprehensive solutions for LAN, intranet and enterprise-wide client/server network and systems management in Novell NetWare, Microsoft Windows NT, Microsoft Windows 95, Microsoft Windows 3.X, UNIX and DOS based environments.

  Seagate Software, Information Management Group (IMG) was established in June 1996 and includes Crystal Computer Services, Inc., and Holistic Systems, Ltd. IMG provides enterprise business intelligence systems and provides customers with information access and analysis offerings that scale from the desktop to the enterprise including: query and reporting, automated report scheduling and distribution, information delivery across the World Wide Web, on-line analytical processing (OLAP), forecasting, statistical analysis, discovery and data mining.

  Seagate plans to continue its expansion into software and other complementary businesses and therefore currently intends to pursue discussions with companies that fit with its strategy. The Company's strategy includes acquiring companies that possess technology and development personnel which provide long-term growth potential to the Company's software business. However, implementation of this broadened strategy entails risks of entering markets in which the Company may have limited or no experience. In addition, such broadened strategy could result in the diversion of management's attention from the core rigid disc drive business which could adversely impact the core business. The broadened strategy has entailed and may continue to entail acquisitions of, or investments in, businesses, products and technologies. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations and products of the acquired businesses, retention of management and the potential loss of key employees or customers of the acquired businesses.

RIGID DISC DRIVE TECHNOLOGY

  Magnetic disc drives are used in computer systems to record, store and retrieve digital information. Most computer applications require access to a greater volume of data than can economically be stored in the random access memory of the computer's central processing unit (commonly known as "semiconductor" memory). This information can be stored on a variety of storage devices, including rigid disc drives, both fixed and removable, flexible disc drives, magnetic tape drives, optical disc drives and semiconductor memory. Rigid disc drives provide access to large volumes of information faster than optical disc drives, flexible disc drives or magnetic tape drives and at substantially lower cost than high-speed semiconductor memory.

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

  Rigid disc drive performance is commonly measured by four key characteristics: average seek time (commonly expressed in milliseconds), which is the time needed to position the heads over a selected track on the disc surface; internal data transfer rate (commonly expressed in megabits per second), which is the rate at which data is transferred to and from the disc; storage capacity (commonly expressed in megabytes), which is the amount of data that can be stored on the disc; and spindle rotational speed (commonly expressed in revolutions per minute), which has an effect on speed of access to data.

  Read/write heads, mounted on an arm assembly similar in concept to that of a record player, fly extremely close to each disc surface, and record data on and retrieve it from concentric tracks in the magnetic layers of the rotating discs.

  Upon instructions from the drive's electronic circuitry, a head positioning mechanism (an "actuator") guides the heads to the selected track of a disc where the data will be recorded or retrieved. The disc drive communicates with the host computer through an internal controller. Disc drive manufacturers may use one or more of several industry standard interfaces, such as SCSI (Small Computer System Interface), ATA (AT Attachment), and FC-AL (Fibre Channel-Arbitrated Loop).

  Areal density is a measure of storage capacity per square inch on the recording surface of a disc. It represents the number of bits of information on a linear inch of the recording track (called bits per inch or bpi) multiplied by the number of recording tracks on a radial inch of the disc. With the proliferation of multimedia applications, the demand for increased areal densities has and continues to increase at an accelerating rate since sound and moving pictures require many times the storage capacity of simple text. The Company has and continues to aggressively pursue a range of technologies to increase areal densities across the entire range of its products. As a result, Seagate drives today use advanced signal processing techniques such as PRML (Partial Response Maximum Likelihood) read/write channels, advanced servo systems, higher precision mechanics, and advanced head technologies. To attain greater areal densities, the Company currently is incorporating magneto-resistive ("MR") heads into its 9 GB Barracuda drive, its 4 GB Barracuda 4LP drive, its 1.3 GB Marathon 1350sl drive and its 810 MB Marathon 810sl drive, as well as into future products. MR heads have discrete read and write structures which take advantage of special magnetic properties in certain metals to achieve significantly higher storage capacities. There can be no assurance that the Company's efforts to migrate its products to use MR heads will be successful. See "Product Development."

MARKET OVERVIEW

  Rigid disc drives are used in a broad range of computer systems as well as for multimedia applications such as digital video and video-on-demand. The Company defines the major computer system markets to include mobile computers, desktop personal computers, workstation systems and server/multi-user systems. Users of computer systems are increasingly demanding additional data storage capacity with higher performance in order to (i) use more sophisticated applications software, including database management, CAD/CAM/CAE, desktop publishing, video editing and enhanced graphics applications, and (ii) operate in multi-user, multitasking and multimedia environments. Additionally, there is a sizable market for rigid disc drives in the existing installed base of computer systems some of which require additional storage capacity. This demand can be served through authorized distribution channels.

 Personal Computers -- Desktop and Mobile

  Desktop and portable personal computers are used in a number of environments, ranging from homes to businesses and multi-user networks. Software applications are primarily word processing, spreadsheet, desktop publishing, database management, multimedia and other related applications. The Company believes the minimum storage requirements in the past year for entry-level personal computers were generally 850 megabytes ("MB") to 1.2 GB of formatted capacity with seek times ranging from 14 milliseconds ("msec") down to 10.5 msec. The entry level capacities continue to increase. In addition, users of personal computers have become increasingly price sensitive. The Company's objective for the desktop and mobile personal computer market is to design drives for high-volume, low-cost manufacture.

  Smaller footprint systems, such as mobile, laptop, notebook and sub-notebook computers require rigid disc drives in form factors of less than 3.5 inches that emphasize durability and low power consumption in addition to capacity and other performance characteristics found in their desktop functional equivalents. Personal digital assistants, hand-held and pen-based computers may use 1.8 or 2.5 inch hard disc drives or flash memory in the form of a PCMCIA card for additional memory. These applications also emphasize low power consumption as well as very high degrees of durability.

 Workstation Systems

  Workstation systems include high performance microcomputers, technical workstations, servers and minicomputers. Applications are characterized by compute- and data-intensive solutions, such as CAD/CAM/CAE, network management, larger database management systems, scientific applications and small to medium-sized business applications such as materials requirement planning, payroll, general ledger systems and related management reports. Workstation systems typically require rigid disc drive storage capacities of 2 gigabytes ("GB") and greater per drive, average seek times of 8-9 msec and rotational speeds of 5400 RPMs to 7200 RPMs. Due to the leading edge characteristics required by end-users of workstation systems, manufacturers of such systems emphasize performance as well as price as the key selling points.

 Server/Multi-user Systems

  Large systems include mainframes and supercomputers. Typical applications are medium and large business management systems, transaction processing, parallel processing applications and other applications requiring intensive data manipulation. Also inclusive in high-end applications are systems designed for video-on-demand and near-line storage.

  Users of these systems generally require capacities of 4 GB and greater per drive with average seek times of 8-9 msec and rotational speeds of 7200 RPMs. End-users of large systems are less concerned than users of smaller systems with the size, weight, power consumption and absolute cost of the drive. As with workstation systems, disc drive products are typically designed into these systems by the OEM with emphasis on performance, reliability and capacity. In this market segment, data storage subsystems are used containing large numbers of spindles. Because data integrity is paramount, high device reliability and maintainability are key features. Mainframe, supercomputer and digital video systems also benefit from very high device data transfer rates (up to ten times that in small computer systems).

PRODUCTS

 RIGID DISC DRIVES

  The Company's products include over 50 rigid disc drive models with form factors from 2.5 to 5.25 inches and capacities from 540 megabytes to 9 gigabytes. The Company provides more than one product at some capacity points and differentiates products on a price/performance and form factor basis. The Company believes that its broad range of rigid disc drives is particularly appealing to customers, such as large OEMs, which require a wide variety of drive capacities, performance levels and interfaces. Producing for several market segments also broadens the Company's customer base and reduces the Company's reliance on any one segment of the computer market. The Company continues to devote its resources to developing products with industry leading performance characteristics and to being among the first to introduce such products to market. The Company continuously seeks to enhance its market presence in emerging segments of the rigid disc drive market by drawing on its established capabilities in high-volume, low-cost production. The Company believes it offers the broadest range of disc storage products available.

 Mobile Computing

  Announcement of the Company's first 2.5-inch family of drives occurred in November 1990 with the ST9096 family. The Company has continued to expand its 2.5-inch family with two different form factors, the full-height and the slim-line. At 19 mm, the full-height form factor addresses the highest capacity segment of the mobile computing market. Seagate has also continued to provide slim-line hard drives at 12.7 mm for applications most sensitive to size and weight. In November 1992, the Company introduced a patented shock sensing technology called SafeRite(TM). SafeRite technology provides better user data protection over a broader range of operational shock by helping to prevent the drive from writing data "off track." This technology is available in all of the Company's 2.5 inch drives.

  In October 1993 the Company announced its ST9550 family of 19 mm high drives in 455 MB and 341 MB capacities. In 1994 the 19 mm form factor was expanded to 520 MB in the ST9655. Also during 1994, the product line was renamed Marathon, and the 12.7 mm high form factor was expanded to 420 MB as the Marathon 420sl.

  In February 1995 the Company announced the Marathon 810. This 810 MB product resulted from application of the Marathon 420sl technology to the 19 mm form factor. Volume production of the Marathon 810 commenced during the first quarter of fiscal 1996.

  In February 1996, the Company announced the Marathon 1350sl and 840sl in the
12.7 mm height form factor in capacities of 1.3 GB and 840 MB, respectively. These two models are expected to begin volume production in the second quarter of fiscal 1997.

  In June 1996 the Company announced the Marathon 810sl. This product features 810 MB in the 12.7 mm form factor and represents an enhancement of the Marathon 420sl product through the use of MR (magneto-resistive) heads among other things. Volume production of the Marathon 810sl commenced during the first quarter of fiscal 1997.

  Future plans for disc drives for the mobile computing market segment include continued higher capacities and lower cost designs as demand for notebook storage continues to follow trends similar to those of desktop systems.

 Desktop Computing

  In fiscal 1996 the Company continued to introduce new disc drive products for the desktop computing market. In the first quarter of fiscal 1996 the Company began volume production of the Medalist 1080sl, model ST51080A. The slim-line, 19mm high, Medalist SL product brought a 1.08 GB performance class drive into the value PC segment in both a Fast ATA-2 and Fast SCSI-2 interface. The design was leveraged from the Decathlon 850.

  During the second quarter of fiscal 1996 volume production commenced on the Medalist 630xe, (ST3630A). This 630 MB hard drive is an eighth generation product from the Medalist XE and former ST3491 families and is cost optimized for the entry level PC market.

  In May 1995 the Company announced the Medalist 2140 (ST32140A), a high performance 2 GB disc drive. It features a 5,400 RPM rotational speed, 10 msec average seek time, 500,000 hour MTBF (mean time between failures) and low power consumption. The Medalist 2140 went into volume production in the second quarter of fiscal 1996.

  In October 1995 the Company announced the 1.2 GB Medalist 1270sl (ST51270A). This product was leveraged from the Medalist 1080sl and has the same performance features including 5,400 RPM rotational speed, 10.5 msec seek time, 128K cache buffer, low acoustics and power management. This product went into volume production in the third quarter of fiscal 1996.

  In February 1996 the Company announced the Medalist 1276 (ST31276A) with a
1.2 GB capacity. This product is targeted to the value class and entry level PC markets. Volume production commenced in the fourth quarter of fiscal 1996. In May 1996 the 1.7 GB Medalist 1720, a low profile (19 high) drive, was announced. This product is expected to commence volume production during the second fiscal quarter of 1997. The Medalist 1276 and 1720 both feature a 4,500 RPM rotational speed, a 12.5 msec seek time and a 300,000 hour MTBF.

  In February 1996 the Company became the first drive manufacturer to announce a 4.2 GB hard drive with the Fast ATA-2 interface. The low profile Medalist Pro 4250 is the highest capacity ATA hard disc drive announced in the industry. This new product is designed to meet the increased performance and capacity demands placed on desktop storage. The Medalist Pro 4250 is scheduled for volume production in the second quarter of fiscal 1997.

 Workstation Systems

  In October 1992 the Company expanded its low-profile 3.5 inch mid-range product line with the ST31200, a high performance drive with 1 GB of formatted capacity that began production during the first quarter of fiscal 1994. In October 1993 the Company expanded that product family to a 2 GB formatted capacity platform with the family name of Hawk. The Hawk 2 went into production the fourth quarter of fiscal 1994. In January 1994 the Hawk 4, 3.5 inch half-height 4 GB formatted capacity drive, was announced. Volume production began in the first quarter of fiscal 1995. The Hawk 2XL in 1 GB and 2 GB versions features PRML read channels and embedded servos and is designed to provide a balance of price and performance. Volume production of the Hawk 2XL began in the third quarter of fiscal 1996. The Company plans to continue designing and manufacturing for the higher capacity, high performance and cost sensitive requirements of this market.

 Server/Multi-user Systems

  High-end applications range from digital video, video-on-demand, high-end file servers, mainframes and minicomputers to supercomputers. Two new product families have been introduced by the Company to address this wide range of applications. The Barracuda family of 3.5 inch drives, first introduced in October 1992, had the highest rotational speed of any drives produced at that time. Since then three additional products have been added to the family. The Barracuda 4 and Barracuda 2-2HP were introduced in October 1993. The Barracuda 4 is a 4 GB formatted capacity, 7200 RPM drive in the half-height form factor. Volume production commenced in the first quarter of fiscal 1995. The Barracuda 2-2HP is a 2 GB formatted capacity high-performance drive in the half-height form factor featuring the 2 head parallel design which doubles the data transfer rate. Volume production of this product began in the first quarter of fiscal 1995. In January 1994 the Company announced the Barracuda 2LP, a 3.5 inch low-profile, one-inch high, 2 GB formatted capacity disc drive. Volume production of this product also began in the fourth quarter of fiscal 1994.

  The Barracuda 4 LP, a 4 GB formatted capacity, high-performance drive in the low-profile form factor, is scheduled for volume production in the first quarter of fiscal 1997. This product will also be used in high performance workstation systems. The Barracuda 9, a 9.1 GB drive, is the third generation of ultrahigh performance disc drives in the 7200 RPM, 3.5 inch Barracuda family. The Barracuda 4 LP and the Barracuda 9 incorporate three new technologies into the Barracuda family. The new technologies are MR heads, a PRML data channel and a high-performance embedded servo. These technologies allow for greater areal densities and result in increased capacity per disc. The Barracuda 9 is scheduled for volume production in the second quarter of fiscal 1997.

  Addressing the high-end 5.25 inch market the Company has continued to leverage its Elite product line. The Elite 3, with 2.9 GB of formatted capacity began volume shipments in August 1992. To address the emerging digital video and near-line storage applications the Company introduced the Elite 9 in October 1993. The Elite 9 leverages the established design of the Elite family to an expanded 9 GB of formatted capacity. Volume production began in the fourth quarter of fiscal 1994. The Company announced the Elite 23 in March 1996. This 23 GB drive is scheduled for volume production in the second quarter of fiscal 1997.

  No assurance can be given that the Company will be able to successfully complete the design or introduction of new products in a timely manner, that the Company will be able to manufacture new products in volume with acceptable manufacturing yields, or successfully market these products, or that these products will perform to specifications on a long-term basis. Failure to meet any of the above objectives in a timely manner could have a material adverse effect on the Company's business and results of operations.

 TAPE DRIVES

  Tape drives are peripheral hardware devices which enable low cost storage or data protection of large volumes of data through use of tape stored on small cartridges used singly or in the case of Digital Audio Tape ("DAT"), in multiple autoloader applications. Computer systems of all types increasingly need dedicated backup storage peripherals that combine high capacity, high performance, low cost and reliability. Seagate's full line of minicartridge and DAT tape products meet the needs of the performance and high-end markets to complement Seagate's line of disc drive products.

  Minicartridge Tape Drives: Seagate's family of low profile minicartridge tape drives are designed to provide from 400 megabytes to 8 gigabytes of data protection on a single low-cost removable cartridge. The entry level products incorporate a floppy or parallel port interface and are designed for desktop PC applications. The Company's recently introduced 8 gigabyte minicartridge products incorporate SCSI and IDE (Integrated Drive Electronics) interfaces and address the need for higher performance tape solutions at an economical price. All minicartridge tape drives are sold either as bare drives or bundled solutions marketed with the brand of TapeStor. All minicartridge products are currently manufactured for Seagate by Matsushita-Kotobuki Electronics Industries, Ltd. ("MKE") in Singapore.

  DAT Drives: High speed networked computer environments need automatic data protection and backup in the form of dedicated removable storage peripherals that combine high capacity, reliability, state-of-the-art backup performance and low cost per megabyte in a small form factor. The Seagate family of DAT products provides a balance of these features, storing up to 8 gigabytes of data on a single 4 mm cartridge. All Seagate DAT products use the industry accepted high speed SCSI-2 interface which is the dominant systems interface for storage peripherals of this class. In addition, the Company offers DAT autoloaders, which enable the storage of up to 96 gigabytes through an automated loading mechanism which can handle up to 12 DAT tape cartridges in a single tape drive. All DAT products are currently manufactured by MKE in Japan.

 OTHER PRODUCTS

  The Company offers warranty and out-of-warranty repair service to users of its disc drives. The Company also designs and manufactures disc drive components, primarily thin-film heads, principally for use in its own products but also for sale to other disc drive manufacturers. Of the Company's two major customers for its thin-film heads, one has announced its withdrawal from the disc drive business and the other has indicated a significantly reduced requirement for the first quarter of fiscal 1997. In addition, the Company offers software products directed towards the client/server and network computing environments. See "Software Expansion."

MARKETING AND CUSTOMERS

  The Company sells its products to OEMs, distributors, resellers, dealers and retailers. OEM customers incorporate Seagate disc drives into computer systems for resale. OEMs either manufacture and assemble computer system components into computer systems; purchase components to build their systems; or purchase complete computer systems and integrate the hard disc drives and other hardware and software. Distributors typically resell Seagate disc drives to small OEMs, dealers and other resellers. Certain resellers to which the Company directly sells its products also resell Seagate drives as part of enhanced packages (e.g., an add-on kit for a computer or as part of their own computers). Shipments to OEMs were 72%, 74% and 70% of net sales in fiscal 1996, 1995 and 1994, respectively. No customer accounted for 10% or more of consolidated net sales in 1996 and 1995. In 1994 sales to Compaq Computer Corporation accounted for approximately 11% of the Company's consolidated net sales. No other customer accounted for 10% or more of consolidated net sales in 1994.

 OEMs

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

 Service and Warranty

  Seagate warrants its products against defects in design, materials and workmanship by the Company generally for three to five years depending upon the capacity category of the disc drive, with the higher capacity products being warranted for the longer periods. Warranty periods for disc drives have been increasing and may continue to increase. The Company's products are refurbished or repaired at facilities located in the United States, Singapore and Malaysia.

 Sales Offices

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

  The Company's backlog includes only those orders for which a delivery schedule has been specified by the customer. Substantially all orders shown as backlog at June 28, 1996 were scheduled for delivery within six months. Because many customers place large orders for delivery throughout the year, and because of the possibility of customer cancellation of orders or changes in delivery schedules, the Company's backlog as of any particular date is not indicative of the Company's potential sales for any succeeding fiscal period. The Company's order backlog at June 28, 1996 was approximately $1,105,000,000 compared with approximately $1,432,000,000 at June 30, 1995.

MANUFACTURING

  The Company's business objectives require it to establish manufacturing capacity in anticipation of market demand. The key elements of the Company's manufacturing strategy are: high-volume, low-cost assembly and test; vertical integration in the manufacture of selected components; and establishment and maintenance of key vendor relationships. The highly competitive disc drive industry requires that the Company manufacture significant volumes of high-quality drives at low unit cost. To do this, the Company must rapidly achieve high manufacturing yields and obtain uninterrupted access to high-quality components in required volumes at competitive prices.

  Manufacturing of the Company's rigid disc drives is a complex process, requiring a "clean room" environment, the assembly of precision components within narrow tolerances and extensive testing to ensure reliability. The first step in the manufacturing of a rigid disc drive is the assembly of the actuator mechanism, heads, discs, and spindle motor in a housing to form the head-disc assembly (the "HDA"). The assembly of the HDA involves a combination of manual and semiautomated processes. After the HDA is assembled and servo writing has been completed, automated testing equipment subjects the HDA to several tests aimed at ensuring that it meets all of the Company's specifications for quality and performance. Upon completion of assembly and testing, circuit boards are added to the HDA and the completed unit is again tested prior to packaging and shipment. The Company uses statistical process control in an effort to continually improve its manufacturing processes. Final assembly and test operations of the Company's disc drives take place primarily at facilities located in Singapore, Thailand, Malaysia, China, Ireland, Minnesota and Oklahoma. Subassembly and component operations are performed at the Company's facilities in Singapore, Malaysia, Thailand, Minnesota, California, Scotland, Northern Ireland and Indonesia. In addition, independent entities manufacture or assemble components for the Company in the United States, Europe and various Far East countries including Hong Kong, Japan, Korea, China, the Philippines, Singapore, Taiwan and Thailand.

  The Company believes its competitors' manufacturing processes may be more fully automated than its own. The Company believes that it must continue to develop automated manufacturing processes in order to remain competitive. In this regard, the Company has inherited a semi-automated process through its merger with Conner that it believes will enhance its productivity and efficiency and it is continuing to selectively evaluate which steps in the manufacturing process would benefit from automation. There can be no assurance that the Company's efforts to develop and improve its automated manufacturing processes will be successful. Any failure of the Company to continue to develop and improve its automated manufacturing processes could have a material adverse effect on the Company's business.

  The cost, quality and availability of certain components including heads, media, ASICs (application specific integrated circuits), spindle motors, actuator motors, printed circuit boards and custom semiconductors are critical to the successful production of disc drives. The Company's design and vertical integration have allowed it to internally manufacture substantial percentages of its critical components other than ASICs and motors. The Company's objectives of vertical integration are to maintain control over component technology, quality and availability, and to reduce costs. The Company believes that its strategy of vertical integration gives it an advantage over other disc drive manufacturers. However, this strategy entails a high level of fixed costs and requires a high volume of production to be successful. During periods of decreased production, these high fixed costs in the past have had and in the future could have a material adverse effect on the Company's results of operations.

  All three stages of manufacturing for both magneto-resistive and thin-film heads are carried out at the Company's facilities. These three stages are wafer production, slider fabrication and head gimbal assembly. For disc, or media, production the Company purchases aluminum substrate blanks from third parties mainly in the U.S. and Japan. These blanks are machined, plated and polished to produce finished substrates at the Company's plants in California and Mexico. While the majority of its substrate needs are produced internally, the Company also purchases substrates from third party suppliers, primarily in the Far East. The Company's media manufacturing plants in California and Singapore put these substrates through the manufacturing processes necessary to deposit the magnetic storage alloy layer, the protective carbon overcoat and the lubricant as well as to achieve the proper degree of final surface smoothness and also carry out the quality assurance activities necessary to deliver finished media to Seagate's disc drive manufacturing plants. As is the case for substrates, the Company's internal media manufacturing operations supply the majority of its needs for media but media is also purchased from third party suppliers located in the U.S. and the Far East. Spindle motors are sourced principally from outside vendors in the Far East, although the Company is increasing its internal motor manufacturing capabilities. Actuator motors are sourced both from outside vendors and internally. The Company designs nearly all of its ASICs for motor and actuator control and manufactures some of these circuits. It designs many of the other ASICs in the drive such as interface and read/write, and procures these from third parties. The vast majority of the high-volume surface-mount printed circuit assemblies are assembled internally. The Company evaluates the need for second sources for all of its components on a case-by-case basis and, where it is deemed desirable and feasible to do so, secures multiple sources. The Company has experienced production delays when unable to obtain sufficient quantities of certain components or assembly capacity. The Company maintains component inventory levels adequate for its short-term needs. However, an inability to obtain essential components, if prolonged, would adversely affect the Company's business.

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

  Offshore operations are subject to certain inherent risks, including delays in transportation, changes in governmental policies, tariffs, import/export regulations, and fluctuations in currency exchange rates in addition to geographic limitations on management controls and reporting. Although the Company has not had any significant adverse experience in this regard and has significant experience in the offshore production of its products, there can be no assurance that the inherent risks of offshore operations will not adversely effect the Company's future operating results. Certain of the Far East countries in which the Company operates have experienced political unrest and the Company's operations have been adversely affected for short periods of time.

PRODUCT DEVELOPMENT

  The Company's strategy for new products emphasizes developing and introducing on a timely and cost effective basis products that offer functionality and performance equal to or better than competitive product offerings. The rigid disc drive industry is characterized by ongoing, rapid technological change, relatively short product life cycles and rapidly changing user needs. The Company believes that its future success will depend upon its ability to develop, manufacture and market products which meet changing user needs, and which successfully anticipate or respond to changes in technology and standards on a cost-effective and timely basis. Accordingly, the Company is committed to the development of new component technologies, new products, and the continuing evaluation of alternative technologies. The Company is presently concentrating its product development efforts on new disc drives and improved disc drive components as described below.

  The Company develops new disc drive products and the processes to produce them at eight locations: Longmont, Colorado; Simi Valley and Scotts Valley, California; Los Gatos and San Jose, California; Oklahoma City, Oklahoma; Bloomington, Minnesota; and Singapore. Generally speaking, Longmont, Simi Valley, Scotts Valley and Singapore are responsible for development of 3.5 inch form factor drives intended for desktop personal computer systems; Los Gatos and San Jose are responsible for development of 2.5 inch form factor drives intended for mobile personal computers; Oklahoma City is responsible for development of 3.5 inch disc drives with capacities and interfaces intended for use in minicomputers, supermicrocomputers, workstations and file servers; and Bloomington is responsible for 3.5 inch and 5.25 inch products principally intended for use in systems ranging from workstations and superminicomputers to mainframe and supercomputers as well as new markets such as digital video and video-on-demand. The Company has announced plans to discontinue disc drive and related process development activities in Scotts Valley, California, but will continue certain other research and development activities at that location.

  The Company has focused its components research and development efforts in four main areas: motors, heads, media and ASICs. The major emphasis of this research and development effort is higher capacity, reduced size and power consumption, improved performance and reliability, and reduced cost. Disc drive customers require new products to have greater reliability with ever decreasing defective parts per million ("DPPMs") and ever increasing mean time between failures ("MTBFs").

  The principal areas of research and development relating to motors are improved bearings, smaller form factors, lower power requirements, quieter operation, higher reliability, improved magnets and lower cost.

  The Company's head research and development efforts are focused on increasing recording densities, reducing the size and mass of the slider, developing suspensions and assembly technology for reduced head size, reducing the cost and increasing the reliability. This research and development includes substantial effort to develop and manufacture magneto-resistive ("MR") heads and advanced air bearing sliders for high areal density and small form factor products. While the Company currently produces some disc drives utilizing its MR heads, there can be no assurance that the Company's MR head development effort will continue to be successful and a failure of the Company to successfully manufacture and market products incorporating MR head technology in a timely manner could have a material adverse effect on the Company's business and results of operations.

  Media research and development is primarily related to achieving higher areal densities consistent with the efforts undertaken in the head operations of the Company as well as developing the capability to produce media of reduced dimensions from those of current main-stream products. These media research and development efforts are subdivided into several main approaches to achieving these goals: developing smoother, flatter substrates that permit lower head flying heights; developing thinner, smaller-diameter substrates to support development of physically smaller disc drives; developing improved magnetic storage alloys, overcoat materials and surface lubricants that permit higher coercivities and improved electromagnetic performance as well as use with MR heads while providing enhanced wear and reliability performance; and, finally, developing enhanced substrate and media manufacturing processes that allow the Company to implement the results of its other developments while increasing the consistency and reducing the cost of producing high performance magnetic storage media. As a consequence of these efforts, the Company reviews, on an on-going basis, not only improved versions and smaller size versions of the industry-standard aluminum and glass substrates but also substrates of alternative materials. The Company experiments with the elemental content of the storage alloys and overcoat materials and the sputtering processes used to deposit them. The Company evaluates different lubricants and pursues variations in the techniques used to obtain the proper degree of surface smoothness including both mechanical and other processes. There can be no assurance that the Company's media development efforts will be successful.

  ASIC development has been and will continue to be focused on optimizing the architecture for system performance, cost and reliability. In addition, the focus has been and will continue to be on reducing the number of parts, the amount of power consumption, and the size, and increasing areal densities by use of advanced signal processing techniques such as PRML read/write channels.

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

  No assurance can be given that the Company will be able to successfully complete the design or introduction of new products in a timely manner, that the Company will be able to manufacture new products in volume with acceptable manufacturing yields, or successfully market these products, or that these products will perform to specifications on a long-term basis. Failure to meet any of the above objectives in a timely manner could have a material adverse effect on the Company's business and results of operations.

  During the fiscal years ended June 28, 1996, June 30, 1995 and July 1, 1994 the Company's product development expenses were $420,429,000, $353,506,000 and $302,849,000 respectively.

PATENTS AND LICENSES

  The Company has been issued over 692 U.S. patents and 737 foreign patents and has approximately 400 U.S. and 400 foreign patent applications pending. Due to the rapid technological change that characterizes the rigid disc drive industry, the Company believes that the improvement of existing products, reliance upon trade secrets and unpatented proprietary know-how and development of new products are generally more important than patent protection in establishing and maintaining a competitive advantage. Nevertheless, the Company believes that patents are of value to its business and intends to continue its efforts to obtain patents, when available, in connection with its research and development program. There can be no assurance that any patents obtained will provide substantial protection or be of commercial benefit to the Company, or that their validity will not be challenged.

  Because of rapid technological development in the disc drive industry, certain of the Company's products have been and it is possible other products could be accused of infringement of existing patents. The rigid disc drive industry has been characterized by significant litigation relating to patent and other intellectual property rights. From time to time, the Company receives claims that certain of its products infringe patents of third parties. Although the Company has been able to resolve some such claims or potential claims by obtaining licenses or rights under the patents in question without a material adverse affect on the Company, other such claims are pending which if resolved unfavorably to the Company could have a material adverse effect on the Company's business. For a description of current disputes see the "Litigation" note to the Company's consolidated financial statements. In addition, the costs of engaging in intellectual property litigation may be substantial regardless of outcome. The Company has patent cross licenses with Areal Technology, Hewlett-Packard Company, NEC Corporation, Toshiba Corporation, Hitachi, Ltd., Quantum Corporation, Western Digital

Corporation, Ceridian Corporation (formerly Control Data Corporation), IBM, Hyundai Electronics America (Maxtor Corporation), Read-Rite Corporation, Applied Magnetics Corporation, Headway Technologies, Inc., Kubota Corporation (Akashic Memories Corp.), Asahi Komag Co., Ltd., Showa Denko K.K., StorMedia Inc. Co., Ltd. and TDK Corporation and is licensed under certain Unysis, Bull and Bull SA disc drive and controller patents by virtue of such companies' former ownership of Magnetic Peripherals Inc., now merged into the Company. Additionally, the Company has agreements in principle with other major disc drive companies.

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

  The Company has experienced and expects to continue to experience intense competition from a number of domestic and foreign companies, some of which have far greater resources than the Company. In addition to independent rigid disc drive manufacturers, the Company also faces competition from present and potential customers, including IBM, Toshiba, NEC and Fujitsu Limited who continually evaluate whether to manufacture their own drives or purchase them from outside sources. These manufacturers also sell drives to third parties which results in direct competition with the Company.

  Product life cycles are relatively short in the disc drive industry. The Company expects its competitors to offer new and existing products at prices necessary to gain or retain market share and customers. To remain competitive, the Company believes it will be necessary to continue to reduce its prices and aggressively enhance its product offerings. In addition to the foregoing, the ability of the Company to compete successfully will also depend on its ability to provide timely product introductions and to continue to reduce production costs. The Company's establishment and ongoing expansion of production facilities in Singapore, Thailand, Malaysia, China and Ireland are directed toward such cost reductions. The Company's eight development centers and market-focused design strategies are structured for time-to-market product introductions. The Company believes that its future success will depend upon its ability to develop, manufacture and market products which meet changing user needs, and which successfully anticipate or respond to changes in technology and standards on a cost-effective and timely basis.

  The introduction of products using alternative technologies could be a significant source of competition. For example, optical recording and high-speed semiconductor memory could compete with the Company's products in the future. Although optical disc technologies are attractive for certain archival and imaging applications, they have lower performance and are more costly than magnetic disc drives and the Company does not believe that they will be competitive with magnetic disc drives in the near future in markets requiring on-line, random access, non-volatile mass storage. Semiconductor memory (SRAM and DRAM) is much faster than magnetic disc drives, but currently is volatile (i.e., subject to loss of data in the event of power failure) and much more costly. Flash EE prom, a nonvolatile semiconductor memory, is currently much more costly and, while it has higher read performance than disc drives, it has lower write performance. Flash EE prom could become competitive in the near future for applications requiring less storage capacity (i.e., less than 200
MB) than is required in the Company's more traditional computer related market place.

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

  The Company's portion of the estimated cost of investigation and remediation of known contamination at the sites to be incurred after June 28, 1996 was approximately $16,000,000. Through June 28, 1996 the Company had recovered approximately $3,500,000 from Ceridian through its indemnification and cost sharing agreements with Ceridian and, in addition, expects to recover approximately $9,900,000 from Ceridian over the next 30 years. After deducting the expected recoveries from Ceridian, the expected aggregate undiscounted liability was approximately $6,100,000 at June 28, 1996 with payments expected to begin in 1999. The total liability for all sites recorded by the Company after considering the estimated effects of inflation, reimbursements by Ceridian and discounting was approximately $3,100,000 at June 28, 1996.

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

EMPLOYEES

  From July 1, 1995 to June 28, 1996, the number of persons employed worldwide by the Company increased from approximately 77,000 to approximately 87,000. Approximately 70,000 of the Company's employees were located in the Company's Far East operations as of June 28, 1996. In addition, the Company makes use of supplemental employees, principally in manufacturing, who are hired on an as-needed basis. Management believes that the future success of the Company will depend in part on its ability to attract and retain qualified employees at all levels, of which there can be no assurance. The Company believes that its employee relations are good.

ITEM 2. PROPERTIES

  Seagate's executive offices are located in Scotts Valley, California. Principal manufacturing facilities are located in Singapore, Thailand, Oklahoma, California, Malaysia, Scotland and Northern Ireland. A major portion of the Company's facilities are occupied under leases which expire at various times through 2015. The following is a summary of square footage owned or leased by the Company:

                           FACILITIES (SQUARE FEET)

- -------------------------------------------------------------------------------

                         MANUFACTURING   PRODUCT
         LOCATION         & WAREHOUSE  DEVELOPMENT ADMINISTRATIVE   TOTAL
         --------        ------------- ----------- -------------- ---------
NORTH AMERICA
  California
    Central California..      17,928       5,030        62,229       85,187 (1)
    Northern California.     750,325     166,652       432,365    1,349,342 (2)
    Southern California.     304,615      55,656        40,288      400,559 (3)
  Colorado..............      17,025     140,400        18,738      176,163
  Minnesota.............     727,996      73,498       211,410    1,012,904 (4)
  Oklahoma..............     274,501      77,497        93,492      445,490 (5)
  Northeast USA.........         --          --         71,692       71,692
  Southeast USA.........      10,350         --         90,930      101,280 (6)
  Other.................      46,341         --         49,183       95,524 (7)
  Canada/Mexico.........      86,783         --         45,434      132,217
TOTAL NORTH AMERICA.....   2,235,864     518,733     1,115,761    3,870,358
EUROPE
  Ireland...............     135,000         --         20,000      155,000 (8)
  Northern Ireland......     110,000         --         10,000      120,000 (9)
  Netherlands...........      56,389         --         14,820       71,209 (10)
  Scotland..............      73,555       3,680        30,372      107,607 (11)
  United Kingdom........         --          --         19,929       19,929 (12)
  Other.................      97,328         --         35,929      133,257 (13)
TOTAL EUROPE............     472,272       3,680       131,050      607,002
ASIA
  China.................     243,556         --            --       243,556
  Malaysia..............   1,206,242         --        102,485    1,308,727 (14)
  Singapore.............   1,824,644      27,600       144,316    1,996,560 (15)
  Thailand..............   1,110,323         --        205,822    1,316,145 (16)
  Other.................      21,667         --         37,361       59,028 (17)
TOTAL ASIA..............   4,406,432      27,600       489,984    4,924,016
                           ---------     -------     ---------    ---------
TOTAL...................   7,114,568     550,013     1,736,795    9,401,376
                           =========     =======     =========    =========

- --------
 (1) Includes approximately 30,598 square feet owned by the Company.
 (2) Includes approximately 225,538 square feet owned by the Company. Excludes 92,640 square feet being vacated due to restructuring following Conner merger.
 (3) Excludes approximately 117,471 square feet unoccupied and approximately 41,599 square feet leased to others. Includes approximately 38,209 square feet owned by the Company on leased land.
 (4) Excludes approximately 224,159 square feet leased to others. Includes approximately 501,437 square feet owned by the Company.
 (5) Includes approximately 235,610 square feet owned by the Company.
 (6) Excludes approximately 77,890 square feet leased to others. Includes approximately 96,340 square feet owned by the Company. Excludes approximately 96,000 square feet under construction.
 (7) Excludes approximately 1,650 square feet leased to others.

 (8) Includes approximately 155,000 square feet owned by the Company.
 (9) Includes approximately 120,000 square feet owned by the Company.
(10) Excludes approximately 110,000 square feet under construction.
(11) Excludes approximately 31,602 square feet unoccupied.
(12) Excludes approximately 13,800 square feet unoccupied and 18,588 square feet leased to others.
(13) Excludes approximately 139,890 square feet unoccupied. Includes approximately 130,290 square feet owned by the Company.
(14) Includes approximately 828,727 square feet owned by the Company and approximately 480,000 square feet of leased land. Excludes approximately 305,000 square feet under construction.
(15) Includes approximately 1,509,965 square feet owned by the Company on leased land. Excludes 752,626 square feet being vacated due to consolidation within Singapore and restructuring following Conner merger.
(16) Includes approximately 175,715 square feet owned by the Company. Excludes approximately 200,000 square feet under construction.
(17) Excludes approximately 2,006 square feet unoccupied.

ITEM 3. LEGAL PROCEEDINGS

  The information required by this item is incorporated by reference to page 23 and pages 27-29 of the Annual Report to Stockholders, filed as Exhibit 13.1 hereto.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

  The information required by this Item is incorporated by reference to pages 1-3 of the Annual Report to Stockholders, filed as Exhibit 13.1 hereto.

ITEM 6. SELECTED FINANCIAL DATA

  The information required by this Item is incorporated by reference to pages 1-3 of the Annual Report to Stockholders, filed as Exhibit 13.1 hereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information required by this Item is incorporated by reference to pages 3-9 of the Annual Report to Stockholders, filed as Exhibit 13.1 hereto.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this Item is incorporated by reference to pages 1-3 and 10-31 of the Annual Report to Stockholders, filed as Exhibit 13.1 hereto.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The present directors and executive officers of the Company are as follows:

                                                                   DIRECTOR OR
                                                                    EXECUTIVE
                                                                     OFFICER
         NAME         AGE                POSITION                     SINCE
         ----         ---                --------                  -----------
 Alan F. Shugart      65  President, Chief Executive Officer and      1979
                           Chairman of the Board
 Bernardo A. Carballo 47  Executive Vice President, Worldwide         1991
                           Sales, Marketing, Product Line
                           Management and Customer Service
 Brendan C. Hegarty   53  Executive Vice President, Chief             1989
                           Operating Officer, Recording Head
                           Group
 Stephen J. Luczo     39  Executive Vice President, Corporate         1993
                           Development and Chief Operating
                           Officer, Seagate Software Inc.
 Thomas F. Mulvaney   47  Senior Vice President, General Counsel
                           and Assistant Secretary                    1996
 Ronald D. Verdoorn   45  Executive Vice President, Chief             1991
                           Operating Officer, Storage Products
 Donald L. Waite      63  Executive Vice President, Chief             1983
                           Administrative Officer, Chief
                           Financial Officer and Secretary
 William D. Watkins   43  Executive Vice President, Chief             1996
                           Operating Officer, Recording Media
 Hossein M. Moghadam  52  Senior Vice President and Chief             1993
                           Technical Officer, Data Storage
                           Products
 Robert A. Sandie     60  Senior Vice President, Corporate
                           Materials                                  1991
 Gary B. Filler       55  Director                                    1985
 Kenneth Haughton     68  Director                                    1986
 Robert A. Kleist     67  Director                                    1981
 Lawrence Perlman     58  Director                                    1989
 Thomas P. Stafford   65  Director                                    1988
 Laurel L. Wilkening  51  Director                                    1993

  All directors hold office until the annual meeting of shareholders of the Company following their election, or until their successors are duly elected and qualified. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

  Mr. Shugart was Chairman of the Board and Chief Executive Officer of the Company from its inception in 1979 until 1991. From 1979 until 1983 he also served as the Company's President. He now serves as Chairman of the Board, President and Chief Executive Officer. He was re-appointed Chairman of the Board in October 1992. Mr. Shugart is also currently a Director of Valence Technology, Inc. and SanDisk Corporation.

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

  Mr. Mulvaney joined the Company in February 1996. Prior to joining the Company he was Vice President, General Counsel and Secretary at Conner Peripherals from May 1995 until February 1996. Prior to joining Conner Peripherals, Mr. Mulvaney was with VLSI Technology, Inc. from May 1990 to May 1995 where he served as Vice President, General Counsel and Secretary, and held departmental responsibility for legal, human resources, corporate communications and facilities.

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

  Mr. Watkins joined the Company in February 1996. Prior to joining the Company he was President and General Manager of the Conner Disc Division from January 1990 until February 1996.

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

  Mr. Perlman presently holds the position of Chairman of the Board of Directors and Chief Executive Officer of Ceridian Corporation (formerly Control Data Corporation), an information services and defense electronics company. He previously held several executive positions at Control Data Corporation including President and

CEO of Imprimis. Prior to Control Data Corporation, he was in the private practice of law and at Medtronic, where he served as Executive Vice President for U.S. Pacemaker Operations. He also serves on a number of other corporate boards including Computer Network Technology Corporation, Valspar Corporation and Bio-Vascular, Inc.

  General Stafford, a former astronaut, has been Vice Chairman of Stafford, Burke and Hecker, Inc., a consulting firm based in Alexandria, Virginia since 1982. He also serves as a Director for the following companies: Allied-Signal Corporation, Pacific Scientific, Inc., Tremont, Inc., CMI, Inc., Fisher Scientific International, Inc., Wackenhut, Inc., Wheelabrator Technologies, Inc. and Tracor, Inc.

  Dr. Wilkening has served as Chancellor of the University of California, Irvine since July 1, 1993. From September 1988 to June 30, 1993 she was Provost and Vice President of Academic Affairs at the University of Washington. From 1991 to 1993 Dr. Wilkening also served as Chairwoman of the Space Policy Advisory Board of the National Space Council.

  Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is hereby incorporated herein by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement to be filed with the Commission within 120 days of the end of the Registrant's fiscal year pursuant to General Instruction G(3) to Form 10-K.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as a part of this Report:

    1. Financial Statements. The following Consolidated Financial Statements of Seagate Technology, Inc. and subsidiaries and Report of Independent Auditors are incorporated by reference in Item 8:

      Report of Independent Auditors

      Consolidated Balance Sheets--June 28, 1996 and June 30, 1995.

      Consolidated Statements of Income--Years Ended June 28, 1996, June 30, 1995 and July 1, 1994.

      Consolidated Statements of Stockholders' Equity--Years Ended June 28, 1996, June 30, 1995 and July 1, 1994.

      Consolidated Statements of Cash Flows--Years Ended June 28, 1996, June 30, 1995 and July 1, 1994.

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

    2. Financial Statement Schedules. The following consolidated financial statement schedules of Seagate Technology, Inc. and subsidiaries are filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Seagate Technology, Inc. and subsidiaries:

       SCHEDULE                                                            PAGE
       --------                                                            ----
       II--Valuation and Qualifying Accounts..............................  24
       Report of Independent Accountants for Seagate Peripherals, Inc.
        (formerly Conner Peripherals, Inc.)............................... 25
       Report of Independent Accountants on Financial Statement Schedule
        II for Seagate Peripherals, Inc. (formerly Conner Peripherals,
        Inc.)............................................................. 26

  Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

    3. Exhibits:

                                                                         NOTES:
                                                                         ------
      3.1   Certificate of Incorporation of Registrant, as amended.       (A)
      3.2   By-Laws of Registrant, as amended.                            (B)
      4.1.1 Form of Indenture relating to Registrant's 6 3/4%
             Convertible Subordinated Debentures due 2001.                (C)
      4.1.2 Second Supplemental Indenture relating to Registrant's 6
             3/4% Convertible Subordinated Debentures due 2001.           (N)
      4.2   Indenture dated as of December 1, 1993 between Registrant
            and Chemical Bank.                                            (L)
      4.3.1 Form of Indenture relating to Registrant's 6 1/2%
             Convertible Subordinated Debentures due 2002.                (O)
      4.3.2 Second Supplemental Indenture relating to Registrant's 6
             1/2% Convertible Subordinated Debentures due 2002.           (N)
      10.1  1983 Incentive Stock Option Plan and form of Stock Option
            Agreement.                                                    (E)
      10.2  Seagate Technology Employee Stock Purchase Plan.              (D)
      10.3  Registrant's Executive Stock Plan.                            (P)
      10.4  Conner Peripherals, Inc. 1986 Incentive Stock Plan.           (P)
      10.5  Ground and building lease dated March 31, 1983 between the
             Registrant and First Scotts Valley, Inc.                     (E)
      10.6  Ground lease dated July 15, 1982 between the Registrant
             and First Scotts Valley, Inc.                                (G)
      10.7  Grant Deed dated June 25, 1983 between the Registrant and
             Albert L. and Anne Russo.                                    (A)
      10.8  Lease Agreement dated May 20, 1985 between Seagate
             Singapore, Pte., Ltd. and Jurong Town Corporation, and
             related Mortgage Agreement.                                  (H)
      10.9  Lease Agreements dated from April 1, 1983 through May 16,
             1985 between Seagate Technology Singapore, Pte., Ltd. and
             Jurong Town Corporation.                                     (H)
      10.10 Lease Agreement dated September 11, 1984 between Seagate
             Technology Singapore, Pte., Ltd. and the Science Counsel
             of Singapore.                                                (I)
      10.11 Lease Agreement dated from August 16, 1985 through June 8,
             1988 between Seagate Technology Singapore, Pte., Ltd. and
             Jurong Town Corporation.                                     (I)

                                                                         NOTES:
                                                                         ------
      10.12 Deed of Assignment dated February 18, 1987 between Seagate
             Technology Singapore, Pte., Ltd. and the Hong Kong and
             Shanghai Banking Corporation.                                (I)
      10.13 Factory Development Master Agreement dated December 14,
             1987 and Amendment 1 thereto dated January 21, 1988
             between Seagate Technology (Thailand) Ltd. and Mrs.
             Curairat Bonython.                                           (I)
      10.14 Master Agreement dated June 10, 1988 between Seagate
             Technology (Thailand) Ltd. and Chokchai International
             Co., Ltd.                                                    (I)
      10.15 Lease Agreement dated July 18, 1987 and Amendment No. 1 thereto dated June 10, 1988 between Seagate Technology
             (Thailand) Ltd. and Chokchai International Co., Ltd.         (I)
      10.16 Industrial Lease dated December 31, 1983 between Mission
             Business Company and Grenex, Inc.                            (H)
      10.17 1991 Incentive Stock Option Plan and Form of Option
             Agreement, as amended.                                       (M)
      10.18 Acquisition Agreement dated as of September 29, 1989 by and among Seagate Technology, Inc. and Control Data
             Corporation, Imprimis Technology Incorporated and
             Magnetic Peripherals, Inc.                                   (J)
      10.19 Amended and Restated Directors' Option Plan and Form of
             Option Agreement.                                            (K)
      10.20 Amended and Restated Archive Corporation Stock Option and
             Restricted Stock Purchase Plan--1981.                        (P)
      10.21 Amended and Restated Archive Corporation Incentive Stock
             Option Plan--1981.                                           (P)
      10.22 Conner Peripherals, Inc.--Arcada Holdings, Inc. Stock
             Option Plan.                                                 (Q)
      10.23 Arcada Holdings, Inc. 1994 Stock Option Plan.                 (Q)
      11.1  Computation of Net Income per Share (see page 27).
      13.1  1996 Annual Report to Stockholders.
      21.1  Subsidiaries of the Registrant.
      23.1  Consent of Ernst & Young LLP, Independent Auditors.
      23.2  Consent of Price Waterhouse LLP, Independent Accountants
             for Seagate Peripherals, Inc. (formerly Conner
             Peripherals, Inc.)
      24.1  Power of Attorney (included on page 23).
      27    Financial Data Schedule.

- --------
(A) Incorporated by reference to exhibits filed in response to Item 16, "Exhibits," of the Company's Registration Statement on Form S-3 (File No. 33-13430) filed with the Securities and Exchange Commission on April 14, 1987.

(B) Incorporated by reference to exhibits filed in response to Item 14 (a), "Exhibits," of the Company's Form 10-K, as amended, for the year ended June 30, 1990.

(C) Incorporated by reference to exhibits filed in response to Item 14(a), "Exhibits," of the Annual Report on Form 10-K of Conner Peripherals, Inc. (Commission file number 1-10639) for the fiscal year ended December 31, 1990.

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

(M) Incorporated by reference to exhibits filed in response to Item 14(a), "Exhibits," of the Company's Form 10-K for the year ended July 1, 1994.

(N) Incorporated by reference to the exhibits filed in response to Item 7(c), "Exhibits," of Registrant's Current Report on Form 8-K as filed with the Commission on February 12, 1996.

(O) Incorporated by reference to exhibits filed in response to Item 14(a), "Exhibits," of the Annual Report on Form 10-K of Conner Peripherals, Inc. (Commission file number 1-10639) for the fiscal year ended December 31, 1991.

(P) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-8 (registration number 333-697) as filed with the Commission on February 5, 1996.

(Q) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-8 (registration number 333-1059) as filed with the Commission on February 21, 1996.

  (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended June 28, 1996.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          SEAGATE TECHNOLOGY, INC.

                                          By:    /s/ Alan F. Shugart
                                             __________________________________
                                             (Alan F. Shugart, Chairman of the
                                                           Board,
                                               President and Chief Executive
                                                          Officer)
Dated: August 22, 1996

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

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
   /s/ Alan F. Shugart               Chairman of the Board,         August 22, 1996
____________________________________  President and Chief
   (Alan F. Shugart)                  Executive Officer

   /s/ Donald L. Waite               Executive Vice President,      August 22, 1996
____________________________________  Chief Administrative
   (Donald L. Waite)                  Officer and Chief Financial
                                      Officer (Principal Financial
                                      and Accounting Officer)

   /s/ Gary B. Filler                Director                       August 22, 1996
____________________________________
   (Gary B. Filler)

   /s/ Kenneth Haughton              Director                       August 22, 1996
____________________________________
   (Kenneth Haughton)

   /s/ Robert A. Kleist              Director                       August 22, 1996
____________________________________
   (Robert A. Kleist)

   /s/ Lawrence Perlman              Director                       August 22, 1996
____________________________________
   (Lawrence Perlman)

   /s/ Thomas P. Stafford            Director                       August 22, 1996
____________________________________
   (Thomas P. Stafford)

   /s/ Laurel L. Wilkening           Director                       August 22, 1996
____________________________________
   (Laurel L. Wilkening)

                            SEAGATE TECHNOLOGY, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

         COL. A              COL. B      COL. C        COL. D       COL. E         COL. F
        --------          ------------ ----------- -------------- -----------    -----------
                                               ADDITIONS
                                       --------------------------
                           BALANCE AT  CHARGED TO    CHARGED TO                  BALANCE AT
                          BEGINNING OF  COSTS AND  OTHER ACCOUNTS DEDUCTIONS       END OF
      DESCRIPTION            PERIOD     EXPENSES     --DESCRIBE   --DESCRIBE       PERIOD
      -----------         ------------ ----------- -------------- -----------    -----------
YEAR ENDED JUNE 28,
 1996:
Deducted from asset
 accounts:
  Allowance for doubtful
   accounts.............  $71,702,000  $ 3,744,000     $ --       $ 8,790,000(1) $66,656,000
                          ===========  ===========     =====      ===========    ===========
YEAR ENDED JUNE 30,
 1995:
Deducted from asset
 accounts:
  Allowance for doubtful
   accounts.............  $64,689,000  $ 8,898,000     $ --       $ 1,885,000(2) $71,702,000
                          ===========  ===========     =====      ===========    ===========
YEAR ENDED JULY 1, 1994:
Deducted from asset
 accounts:
  Allowance for doubtful
   accounts.............  $80,236,000  $16,832,000     $ --       $32,379,000(3) $64,689,000
                          ===========  ===========     =====      ===========    ===========

- --------
(1) $8,790,000 uncollectible accounts written off, net of recoveries.
(2) $1,885,000 uncollectible accounts written off, net of recoveries.
(3) $32,379,000 uncollectible accounts written off, net of recoveries.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                         FOR SEAGATE PERIPHERALS, INC.
                      (FORMERLY CONNER PERIPHERALS, INC.)

To the Board of Directors and Stockholders of Seagate Peripherals, Inc. (formerly Conner Peripherals, Inc.)

  In our opinion, the consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows of Seagate Peripherals, Inc. (formerly Conner Peripherals, Inc.) and its subsidiaries (not presented separately herein) present fairly, in all material respects, their financial position at December 31, 1995, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

San Jose, California
January 15, 1996, except for Note 6, Note 10 and
 Note 16 which are as of February 28, 1996

                       REPORT OF INDEPENDENT ACCOUNTANTS
                      ON FINANCIAL STATEMENT SCHEDULE FOR
                           SEAGATE PERIPHERALS, INC.
                      (FORMERLY CONNER PERIPHERALS, INC.)

To the Board of Directors and Stockholders of Seagate Peripherals, Inc. (formerly Conner Peripherals, Inc.)

  Our audits of the consolidated financial statements of Seagate Peripherals, Inc. (formerly Conner Peripherals, Inc.) and its subsidiaries referred to in our report dated January 15, 1996 appearing on page 25 of this Form 10-K also included an audit of Financial Statement Schedule II of Seagate Peripherals, Inc. (formerly Conner Peripherals, Inc.) and its subsidiaries (not presented separately herein). In our opinion, this Financial Statement Schedule of Seagate Peripherals, Inc. (formerly Conner Peripherals, Inc.) and its subsidiaries presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP

San Jose, California
January 15, 1996

                                                                   EXHIBIT 11.1

                           SEAGATE TECHNOLOGY, INC.

                      COMPUTATION OF NET INCOME PER SHARE

                                                          YEAR ENDED
                                                  -----------------------------
                                                  JUNE 28,    JUNE 30, JULY 1,
                                                    1996        1995     1994
                                                  --------    -------- --------
                                                   (IN THOUSANDS EXCEPT PER
                                                         SHARE DATA)
PRIMARY
 Weighted average number of common shares
  outstanding during the year....................   99,869      95,315   93,438
 Incremental common shares attributable to
  exercise of outstanding options (assuming
  proceeds would be used to purchase treasury
  stock).........................................    3,569       2,450    2,722
                                                  --------    -------- --------
   Total shares..................................  103,438      97,765   96,160
                                                  ========    ======== ========
Net income:
 Income before extraordinary gain................ $213,261    $312,548 $329,685
 Extraordinary gain, net of tax effect...........      --        6,171      --
                                                  --------    -------- --------
   Net income.................................... $213,261    $318,719 $329,685
                                                  ========    ======== ========
Net income per share:
 Income before extraordinary gain................ $   2.06    $   3.20 $   3.43
 Extraordinary gain, net of tax effect...........      --          .06      --
                                                  --------    -------- --------
   Net income.................................... $   2.06    $   3.26 $   3.43
                                                  ========    ======== ========
FULLY DILUTED
 Weighted average number of common shares
  outstanding during the year....................   99,869      95,315   93,438
 Incremental common shares attributable to
  exercise of outstanding options (assuming
  proceeds would be used to purchase treasury
  stock) and conversion of 6 3/4%, 6 1/2% and 5%
  convertible subordinated debentures............   18,267(a)   28,256   24,529
                                                  --------    -------- --------
   Total shares..................................  118,136(a)  123,571  117,967
                                                  ========    ======== ========
Net income:
 Income before extraordinary gain................ $213,261    $312,548 $329,685
 Add 6 3/4% convertible subordinated debentures
  interest, net of income tax effect.............    7,487      11,240   11,239
 Add 5% convertible subordinated debentures
  interest, net of income tax effect.............    8,228       8,448    4,592
 Add 6 3/4% convertible subordinated debentures
  interest, net of income tax effect.............      -- (a)    8,340    9,160
 Add 6 1/2% convertible subordinated debentures
  interest, net of income tax effect.............      -- (a)   12,012   13,231
                                                  --------    -------- --------
 Income before extraordinary gain, as adjusted...  228,976(a)  352,588  367,907
 Extraordinary gain, net of tax effect...........      --        6,171      --
                                                  --------    -------- --------
 Net income, as adjusted......................... $228,976(a) $358,759 $367,907
                                                  ========    ======== ========
Net income per share:
 Income before extraordinary gain, as adjusted... $   1.94(a) $   2.85 $   3.12
 Extraordinary gain, net of tax effect, as
  adjusted.......................................      --          .05      --
                                                  --------    -------- --------
 Net income...................................... $   1.94(a) $   2.90 $   3.12
                                                  ========    ======== ========

- -------
(a) The assumed conversion of the Company's 6 1/2% and 6 3/4% convertible subordinated debentures has been excluded because they produce an anti-dilutive result.

                           SEAGATE TECHNOLOGY, INC.
                               INDEX TO EXHIBITS

EXHIBITS  DESCRIPTION                                                                       NOTES
- --------  -----------                                                                       -----
3.1       Certificate of Incorporation of Registrant, as amended.                            (A)

3.2       By-Laws of Registrant, as amended.                                                 (B)

4.1.1     Form of Indenture relating to Registrant's 6-3/4% Convertible Subordinated
          Debentures due 2001.                                                               (C)

4.1.2     Second Supplemental Indenture relating to Registrant's 6-3/4% Convertible
          Subordinated Debentures due 2001.                                                  (N)

4.2       Indenture dated as of December 1, 1993 between Registrant and Chemical Bank.       (L)

4.3.1     Form of Indenture relating to Registrant's 6-1/2% Convertible Subordinated
          Debentures due 2002.                                                               (O)

4.3.2     Second Supplemental Indenture relating to Registrant's 6-1/2% Convertible
          Subordinated Debentures due 2002.                                                  (N)

10.1      1983 Incentive Stock Option Plan and form of Stock Option Agreement.               (E)

10.2      Seagate Technology Employee Stock Purchase Plan.                                   (D)

10.3      Registrant's Executive Stock Plan.                                                 (P)

10.4      Conner Peripherals, Inc. 1986 Incentive Stock Plan.                                (P)

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

10.19     Amended and Restated Directors' Option Plan and Form of Option Agreement.          (K)

10.20     Amended and Restated Archive Corporation Stock Option and Restricted
          Stock Purchase Plan - 1981.                                                        (P)

10.21     Amended and Restated Archive Corporation Incentive Stock Option Plan - 1981.       (P)

10.22     Conner Peripherals, Inc. - Arcada Holdings, Inc. Stock Option Plan.                (Q)

10.23     Arcada Holdings, Inc. 1994 Stock Option Plan.                                      (Q)

11.1      Computation of Net Income per Share (see page 27).

13.1      1996 Annual Report to Stockholders.

21.1      Subsidiaries of the Registrant.

23.1      Consent of Ernst & Young LLP, Independent Auditors.

23.2      Consent of Price Waterhouse LLP, Independent Accountants for Seagate
          Peripherals, Inc. (formerly Conner Peripherals, Inc.)

24.1      Power of Attorney (included on page 23).

27        Financial Data Schedule

___________
(A) Incorporated by reference to exhibits filed in response to Item 16, "Exhibits," of the Company's Registration Statement on Form S-3 (File No. 33-13430) filed with the Securities and Exchange Commission on April 14, 1987.

(B) Incorporated by reference to exhibits filed in response to Item 14 (a), "Exhibits," of the Company's Form 10-K, as amended, for the year ended June 30, 1990.

(C) Incorporated by reference to exhibits filed in response to Item 14(a), "Exhibits," of the Annual Report on Form 10-K of Conner Peripherals, Inc. (Commission file number 1-10639) for the fiscal year ended December 31, 1990.

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

(M) Incorporated by reference to exhibits filed in response to Item 14(a), "Exhibits," of the Company's Form 10-K for the year ended July 1, 1994.

(N) Incorporated by reference to the exhibits filed in response to Item 7(c), "Exhibits," of Registrant's Current Report on Form 8-K as filed with the Commission on February 12, 1996.

(O) Incorporated by reference to exhibits filed in response to Item 14(a), "Exhibits," of the Annual Report on Form 10-K of Conner Peripherals, Inc. (Commission file number 1-10639) for the fiscal year ended December 31, 1991.

(P) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-8 (registration number 333-697) as filed with the Commission on February 5, 1996.

(Q) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-8 (registration number 333-1059) as filed with the Commission on February 21, 1996.