Form 10-K405/A
period 1996-06-28
SEAGATE TECHNOLOGY INC
filed 1996-09-18
CIK 354952

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-K/A

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 28, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM __________ TO __________

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

  2. Financial Statement Schedules. The following consolidated financial statement schedules of Seagate Technology, Inc. and subsidiaries are filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Seagate Technology, Inc. and subsidiaries:

     SCHEDULE                                                              PAGE
     --------                                                              ----
     II--Valuation and Qualifying Accounts................................  24
     Report of Independent Accountants for Seagate Peripherals, Inc.
      (formerly Conner Peripherals, Inc.)................................. 25
     Report of Independent Accountants on Financial Statement Schedule II
      for Seagate Peripherals, Inc. (formerly Conner Peripherals, Inc.)... 26

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

                                                                         NOTES:
                                                                         ------
     10.12 Deed of Assignment dated February 18, 1987 between Seagate
            Technology Singapore, Pte., Ltd. and the Hong Kong and
            Shanghai Banking Corporation.                                 (I)
     10.13 Factory Development Master Agreement dated December 14,
            1987 and Amendment 1 thereto dated January 21, 1988
            between Seagate Technology (Thailand) Ltd. and Mrs.
            Curairat Bonython.                                            (I)
     10.14 Master Agreement dated June 10, 1988 between Seagate
            Technology (Thailand) Ltd. and Chokchai International Co.,
            Ltd.                                                          (I)
     10.15 Lease Agreement dated July 18, 1987 and Amendment No. 1 thereto dated June 10, 1988 between Seagate Technology
            (Thailand) Ltd. and Chokchai International Co., Ltd.          (I)
     10.16 Industrial Lease dated December 31, 1983 between Mission
            Business Company and Grenex, Inc.                             (H)
     10.17 1991 Incentive Stock Option Plan and Form of Option
            Agreement, as amended.                                        (M)
     10.18 Acquisition Agreement dated as of September 29, 1989 by and among Seagate Technology, Inc. and Control Data
            Corporation, Imprimis Technology Incorporated and Magnetic
            Peripherals, Inc.                                             (J)
     10.19 Amended and Restated Directors' Option Plan and Form of
            Option Agreement.                                             (K)
     10.20 Amended and Restated Archive Corporation Stock Option and
            Restricted Stock Purchase Plan--1981.                         (P)
     10.21 Amended and Restated Archive Corporation Incentive Stock
            Option Plan--1981.                                            (P)
           Conner Peripherals, Inc.--Arcada Holdings, Inc. Stock
     10.22  Option Plan.                                                  (Q)
     10.23 Arcada Holdings, Inc. 1994 Stock Option Plan.                  (Q)
     11.1  Computation of Net Income per Share (see page 27).             (R)
     13.1  1996 Annual Report to Stockholders.
     21.1  Subsidiaries of the Registrant.                                (R)
     23.1  Consent of Ernst & Young LLP, Independent Auditors.            (R)
     23.2  Consent of Price Waterhouse LLP, Independent Accountants
            for Seagate Peripherals, Inc. (formerly Conner
            Peripherals, Inc.)                                            (R)
     24.1  Power of Attorney.                                             (R)
     27    Financial Data Schedule.                                       (R)

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

(H) Incorporated by reference to exhibits filed in response to Item 14(a), "Exhibits," of the Company's Form 10-K for the year ended June 30, 1985.

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


(R) Previously filed.


  (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended June 28, 1996.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          SEAGATE TECHNOLOGY, INC.

                                          By:    /s/ Donald L. Waite
                                             __________________________________
                                                    (Donald L. Waite,
                                                Executive Vice President,
                                              Chief Administrative Officer
                                              and Chief Financial Officer)


Dated: September 18, 1996


  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
    Alan F. Shugart*                 Chairman of the Board,          September 18, 1996
____________________________________  President and Chief
   (Alan F. Shugart)                  Executive Officer

   /s/ Donald L. Waite               Executive Vice President,      September 18, 1996
____________________________________  Chief Administrative
   (Donald L. Waite)                  Officer and Chief Financial
                                      Officer (Principal Financial
                                      and Accounting Officer)

    Gary B. Filler*                  Director                       September 18, 1996
____________________________________
   (Gary B. Filler)

    Kenneth Haughton*                Director                       September 18, 1996
____________________________________
   (Kenneth Haughton)

    Robert A. Kleist*                Director                       September 18, 1996
____________________________________
   (Robert A. Kleist)

    Lawrence Perlman*                Director                       September 18, 1996
____________________________________
   (Lawrence Perlman)

    Thomas P. Stafford*              Director                       September 18, 1996
____________________________________
   (Thomas P. Stafford)

    Laurel L. Wilkening *            Director                       September 18, 1996
____________________________________
   (Laurel L. Wilkening)

*By:  /s/ Donald L. Waite
    ____________________________________
          Donald L. Waite
         Attorney-in-fact

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

10.20     Amended and Restated Archive Corporation Stock Option and Restricted
          Stock Purchase Plan - 1981.                                                        (P)

10.21     Amended and Restated Archive Corporation Incentive Stock Option Plan - 1981.       (P)

10.22     Conner Peripherals, Inc. - Arcada Holdings, Inc. Stock Option Plan.                (Q)

10.23     Arcada Holdings, Inc. 1994 Stock Option Plan.                                      (Q)

11.1      Computation of Net Income per Share.                                               (R)

13.1      1996 Annual Report to Stockholders.

21.1      Subsidiaries of the Registrant.                                                    (R)

23.1      Consent of Ernst & Young LLP, Independent Auditors.                                (R)

23.2      Consent of Price Waterhouse LLP, Independent Accountants for Seagate
          Peripherals, Inc. (formerly Conner Peripherals, Inc.)                              (R)

24.1      Power of Attorney.                                                                 (R)

27        Financial Data Schedule                                                            (R)

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

(R)  Previously filed.