Form 10-Q
period 1996-09-27
SEAGATE TECHNOLOGY INC
filed 1996-11-08
CIK 354952

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                       of
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 27, 1996
                         Commission File Number 0-10630

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

                             Yes  [X]    No [_]

On September 27, 1996, 107,085,032 shares of the registrant's common stock were issued and outstanding.

                                     INDEX

                            SEAGATE TECHNOLOGY, INC.


PART I       FINANCIAL INFORMATION                                  PAGE NO.
----------   ----------------------------------------------------   --------

Item 1.      Financial Statements (Unaudited)

             Consolidated condensed statements of income--
             Three months ended September 27, 1996 and
             September 29, 1995                                            3

             Consolidated condensed balance sheets--
             September 27, 1996 and June 28, 1996                          4

             Consolidated condensed statements of cash flows--
             Three months ended September 27, 1996 and
             September 29, 1995                                            5

             Notes to consolidated condensed financial statements          6

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          12


PART II      OTHER INFORMATION
----------   -----------------

Item 1.      Legal Proceedings                                            17

Item 4.      Submission of Matters to a Vote of Security Holders          19

Item 6.      Exhibits and Reports on Form 8-K                             20

             SIGNATURES                                                   22

                            SEAGATE TECHNOLOGY, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (In Thousands Except Per Share Data)
                                  (Unaudited)

                                                 Three Months Ended
                                                 ------------------
                                           September 27,    September 29,
                                                1996             1995
                                            -----------      -----------

Net sales                                   $2,060,825       $2,140,805

Cost of sales                                1,668,049        1,744,705
Product development                            106,763           97,317
Marketing and administrative                   111,446          116,569
Amortization of goodwill and
  other intangibles                             10,410           10,784
In-process research and development                  -            2,817
Restructuring costs                             (9,554)               -
                                            ----------       ----------

   Total Operating Expenses                  1,887,114        1,972,192

   Income from Operations                      173,711          168,613

Interest income                                 16,823           23,342
Interest expense                                (9,273)         (17,539)
Other                                           (1,593)            (975)
                                            ----------       ----------

   Other Income                                  5,957            4,828
                                            ----------       ----------

Income before income taxes                     179,668          173,441
Provision for income taxes                      50,307           52,632
                                            ----------       ----------

   Net Income                               $  129,361       $  120,809
                                            ==========       ==========

NET INCOME PER SHARE:
Primary                                     $     1.18       $     1.22
Fully diluted                                     1.06             1.05

NUMBER OF SHARES USED IN PER SHARE
  COMPUTATIONS:
Primary                                        109,698           99,062
Fully diluted                                  129,333          124,774


See notes to consolidated condensed financial statements.

                            SEAGATE TECHNOLOGY, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)
                                  (Unaudited)

                                                         September 27,     June 28,
                                                              1996         1996  (1)
                                                         --------------   -----------
ASSETS
------
Cash and cash equivalents                                   $  943,097    $  503,754
Short-term investments                                         646,117       670,308
Accounts receivable                                          1,037,406     1,066,519
Inventories                                                    683,067       790,821
Deferred income taxes                                          233,997       222,355
Other current assets                                           138,512       145,523
                                                            ----------    ----------
     Total Current Assets                                    3,682,196     3,399,280
Property, equipment and leasehold improvements, net          1,502,734     1,399,883
Goodwill and other intangibles, net                            254,606       274,046
Other assets                                                   178,404       166,426
                                                            ----------    ----------
     Total Assets                                           $5,617,940    $5,239,635
                                                            ==========    ==========
LIABILITIES
-----------
Accounts payable                                            $  929,008    $  715,396
Accrued employee compensation                                  190,545       180,126
Accrued expenses                                               471,268       490,752
Accrued income taxes                                            98,526        49,437
Current portion of long-term debt                                9,864         2,425
                                                            ----------    ----------
     Total Current Liabilities                               1,699,211     1,438,136
Deferred income taxes                                          351,100       351,527
Other liabilities                                              166,769       185,579
Long-term debt, less current portion                           792,051       798,305
                                                            ----------    ----------
     Total Liabilities                                       3,009,131     2,773,547
                                                            ----------    ----------
STOCKHOLDERS' EQUITY
--------------------
Common stock                                                     1,071         1,067
Additional paid-in capital                                   1,144,225     1,132,328
Retained earnings                                            1,519,947     1,391,389
Deferred compensation                                          (55,773)      (57,656)
Foreign currency translation adjustment                           (661)       (1,040)
                                                            ----------    ----------
     Total Stockholders' Equity                              2,608,809     2,466,088
                                                            ----------    ----------
     Total Liabilities and Stockholders' Equity             $5,617,940    $5,239,635
                                                            ==========    ==========

(1) The information in this column was derived from the Company's audited consolidated balance sheet as of June 28, 1996.

See notes to consolidated condensed financial statements.

                            SEAGATE TECHNOLOGY, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                                                    Three Months Ended
                                                                                    -------------------
                                                                               September 27,      September 29,
                                                                                   1996                1995
                                                                            -------------------   --------------
OPERATING ACTIVITIES:
Net income                                                                           $ 129,361        $ 120,809
Adjustments to reconcile net income to net cash from operating activities:
 Depreciation and amortization                                                         118,666           88,089
 Deferred income taxes                                                                 (12,556)          16,534
 In-process research and development                                                         -            2,817
 Other                                                                                   2,987            2,149
 Changes in operating assets and liabilities:
  Accounts receivable                                                                   34,002         (133,562)
  Inventories                                                                           94,191          (61,371)
  Accounts payable                                                                     220,006           99,796
  Accrued income taxes                                                                  51,787          (29,590)
  Other assets and liabilities                                                         (23,971)          25,278
                                                                                     ---------        ---------
 Net cash provided by operating activities                                             614,473          130,949

INVESTING ACTIVITIES:
Acquisition of property, equipment and leasehold improvements, net                    (206,674)        (178,252)
Purchases of short-term investments                                                   (491,388)        (934,517)
Maturities and sales of short-term investments                                         516,314          962,596
Other, net                                                                              (7,118)         (10,202)
                                                                                     ---------        ---------
 Net cash used in investing activities                                                (188,866)        (160,375)

FINANCING ACTIVITIES:
Sale of common stock                                                                    21,353           17,747
Purchase of treasury stock                                                              (8,466)               -
Other, net                                                                               1,184             (317)
                                                                                     ---------        ---------
  Net cash provided by financing activities                                             14,071           17,430

Effect of exchange rate changes on cash and cash equivalents                              (335)           1,583
                                                                                     ---------        ---------

Increase (decrease) in cash and cash equivalents                                       439,343          (10,413)
Elimination of Conner's net cash activity for the six months ended December 31, 1995         -          (31,906)
Cash and cash equivalents at the beginning of the period                               503,754          890,667
                                                                                     ---------        ---------
Cash and cash equivalents at the end of the period                                   $ 943,097        $ 848,348
                                                                                     =========        =========

See notes to consolidated condensed financial statements.

                            SEAGATE TECHNOLOGY, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   BASIS OF PRESENTATION
     ---------------------

     On February 2, 1996 the Company merged with Conner Peripherals, Inc. ("Conner") in a transaction accounted for as a pooling of interests and, as a result, the Company's previously issued financial statements for periods prior to that date presented in this Form 10-Q have been restated to include the assets, liabilities and operating results of Conner in accordance with generally accepted accounting principles and the instructions in Regulation S-X.

     The consolidated condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes the disclosures included in the unaudited consolidated condensed financial statements, when read in conjunction with the consolidated financial statements of the Company as of June 28, 1996 and notes thereto, are adequate to make the information presented not misleading.

     The consolidated condensed financial statements reflect, in the opinion of management, all adjustments necessary to summarize fairly the consolidated financial position, results of operations and cash flows for such periods. Such adjustments are of a normal recurring nature, except for the reversal of certain restructuring costs incurred in connection with the Conner merger and the incurrence of other non-recurring merger-related costs, both recorded in the three months ended September 27, 1996, and the write-offs of in-process research and development recorded in the three months ended September 29, 1995.

     The results of operations for the three months ended September 27, 1996 are not necessarily indicative of the results that may be expected for the entire year ending June 27, 1997.

     The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Accordingly, fiscal 1996 ended on June 28, 1996 and fiscal 1997 will end on June 27, 1997.

2.   NET INCOME PER SHARE
     --------------------

     Primary net income per share was based on the weighted average number of shares of common stock and common stock equivalents outstanding during the
     period.   Fully diluted net income per share further assumed the conversion of the Company's convertible subordinated debentures for the period of time that they were outstanding.

3.   BALANCE SHEET INFORMATION
     -------------------------
        (In thousands)

                                                    September 27,     June 28,
                                                         1996           1996
                                                     -----------    -----------
     Accounts Receivable:

     Accounts receivable                             $ 1,101,900    $ 1,133,175
     Allowance for non-collection                        (64,494)       (66,656)
                                                     -----------    -----------
                                                     $ 1,037,406    $ 1,066,519
                                                     ===========    ===========
     Inventories:

     Components                                      $   345,471    $   295,169
     Work-in-process                                     110,058        138,854
     Finished goods                                      227,538        356,798
                                                     -----------    -----------
                                                        $683,067    $   790,821
                                                     ===========    ===========
     Property, Equipment and Leasehold Improvements:

     Property, equipment and leasehold improvements  $ 2,572,233    $ 2,404,538
     Allowance for depreciation and amortization      (1,069,499)    (1,004,655)
                                                     -----------    -----------
                                                     $ 1,502,734    $ 1,399,883
                                                     ===========    ===========
4.   INCOME TAXES
     ------------

     The effective tax rate used to compute the income tax provision for the three months ended September 27, 1996 and September 29, 1995 was based on the Company's estimate of its domestic and foreign operating income for each respective year. The effective tax rate for the three months ended September 27, 1996 was 28% compared with 30% for the comparable period last year. The Company's overall effective tax rate is less than the domestic statutory rate because a portion of its operating income is not subject to foreign income taxes and is considered to be permanently invested in non-U.S. operations. Accordingly, taxes have not been provided on such income.

5.   STOCKHOLDERS' EQUITY
     --------------------

     Shares authorized and outstanding are as follows:

                                                         Shares Outstanding
                                                         ------------------
                                                    September 27,      June 28,
                                                       1996              1996
                                                       ----              ----
     Preferred stock, par value $.01 per share,
     1,000,000 shares authorized                             -               -

     Common stock, par value $.01 per share,
     200,000,000 shares authorized                  107,085,032     106,715,092


6.   SUPPLEMENTAL CASH FLOW INFORMATION
     ----------------------------------
     (In thousands)
                                                    Three Months Ended
                                                    ------------------
                                            September 27,        September 29,
                                                1996                 1995
                                                ----                 ----
     Cash paid for interest                 $  17,370            $  17,005
     Cash paid for income taxes                 3,663               59,871


7.   CERTAIN INVESTMENTS
     -------------------

     The Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are stated at fair value with unrealized gains and losses included in stockholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses are included in other income (expense). The cost of securities sold is based on the specific identification method.

     The following is a summary of available-for-sale securities at September 27, 1996 (in thousands):

                                                 GROSS       GROSS
                                    AMORTIZED  UNREALIZED  UNREALIZED
                                       COST       GAIN        LOSS     FAIR VALUE
                                    ---------   --------    --------   ----------

     Corporate Bonds               $  141,224     $159       $133     $  141,250
     U.S. Government Obligations      149,145       62        256        148,951
     Commercial Paper                 401,397                            401,397
     Money Market Mutual Funds        124,941                            124,941
     Municipal Bonds                  108,351       57        208        108,200
     Repurchase Agreements             33,300                             33,300
     Auction Rate Preferred Stock     127,500                            127,500
     Euro/Yankee Time Deposits        112,460       12                   112,472
                                   ----------     ----       ----     ----------
     Total                         $1,198,318     $290       $597     $1,198,011
                                   ==========     ====       ====     ==========

     Included in short-term investments                          $  646,117
     Included in cash and cash equivalents                          551,894
                                                                -----------
       Total                                                     $1,198,011
                                                                 ==========
     The gross realized gains and losses on the sale of available-for-sale securities were immaterial for the three month periods ended September 27, 1996 and September 29, 1995.

     The fair value of the Company's investment in debt securities at September 27, 1996, by contractual maturity, is as follows (in thousands):


     Due in less than 1 year                                       $702,198
     Due in 1 to 2-1/2 years                                        243,372
                                                                   --------
     Total                                                         $945,570
                                                                   ========

8.   MERGER WITH CONNER
     ------------------

     On February 2, 1996 the Company and Conner Peripherals, Inc. ("Conner") merged after approval by the stockholders of both companies. To effect the combination Seagate issued 24,478,022 shares of its common stock in exchange for all the outstanding common stock of Conner and issued options to purchase 2,469,580 shares of Seagate common stock in exchange for all the outstanding options to purchase Conner common stock. The merger has been accounted for as a pooling of interests and, accordingly, all periods prior to the merger presented in the accompanying consolidated financial statements have been restated to include the accounts and operations of Conner. Conner was involved in the design, manufacture and marketing of information storage products including disc drives, tape drives and storage management software.

     Combined and separate results of the Company and Conner for the periods prior to the acquisition were as follows:

                                                  Three Months Ended
                                                  ------------------
     In thousands                       September 27, 1996   September 29, 1995
     ------------                       ------------------   ------------------
     Net Sales:
      Prior to Dec. 30, 1995:
       Seagate                               $        -           $1,453,626
       Conner                                         -              687,179
     Combined results after Dec. 29, 1995     2,060,825                    -
                                             ----------           ----------
                                             $2,060,825           $2,140,805
                                             ==========           ==========

     Net Income:
      Prior to Dec. 30, 1995:
       Seagate                               $        -           $  107,405
       Conner                                         -               13,404
     Combined results after Dec. 29, 1995.      129,361                    -
                                             ----------           ----------
                                             $  129,361           $  120,809
                                             ==========           ==========

     The two companies maintained a majority of similar accounting practices. However, as a result of certain differing accounting practices relating to the capitalization of fixed assets and inventory, certain adjustments to net assets were made to conform accounting practices of the two companies. None of these adjustments was material to any of the periods presented.


9.   RESTRUCTURING COSTS
     -------------------

     During fiscal year 1996, the Company recorded restructuring charges totaling $241.7 million as a result of the merger with Conner. The restructuring charges comprised $60.7 million for employee severance benefits, $97.2 million to write off or write down equipment, inventory, intangibles and other assets, $45.1 million for closure of duplicate and excess facilities, $24.0 million for fees of financial advisors, attorneys and accountants and $14.7 million for contract cancellations and other expenses. In connection with the restructure, the Company currently expects a total workforce reduction of approximately 2,600 employees. Of that number, the employment of 725 employees has been terminated as of September 27, 1996.

     During the three months ended September 27, 1996 the Company reversed $9,554,000 of its restructuring reserves as a result of the completion of certain aspects of the restructuring plan at less than the originally estimated cost.

     The following table summarizes the Company's restructuring activity for the three months ended September 27, 1996 (in thousands):

                                                              EQUIPMENT,                          CONTRACT
                                                              INVENTORY,                       CANCELLATIONS
                              SEVERANCES       EXCESS         INTANGIBLES      PROFESSIONAL      AND OTHER
                             AND BENEFITS    FACILITIES    AND OTHER ASSETS        FEES           EXPENSES        TOTAL
                             -------------   -----------   -----------------   -------------   --------------   ---------
     Reserve balances,
     June 28, 1996                $33,166       $35,319             $11,954          $3,185      $ 9,792        $ 93,416

     Cash charges                  (7,500)       (2,934)             (3,840)           (298)      (1,859)        (16,431)
     Non-cash charges                   -          (290)               (562)              -            -            (852)
     Adjustments                   (4,567)       (3,658)                  -               -       (1,329)         (9,554)
                                  -------       -------             -------    ------------      -------        --------
     Reserve balances,
     September 27, 1996...        $21,099       $28,437             $ 7,552          $2,887      $ 6,604        $ 66,579
                                  =======       =======             =======    ============      =======        ========

10.  SUBSEQUENT EVENTS
     -----------------

     In October 1996, the Company called for redemption on November 22, 1996, all of its 6-1/2% Convertible Subordinated Debentures due 2002. Holders were given the option to convert their debentures into shares of the Company's common stock at a price of $54.30 per share through November 22, 1996 or have their debentures redeemed at a total redemption price of $1,053.63 per $1,000 principal amount of debentures consisting of $1,039.00 principal amount plus accrued interest of $14.63. Any debentures not converted by 5:00 p.m. ET on November 22, 1996 will be redeemed.

     At the Company's Annual Meeting of Stockholders in October 1996, the stockholders approved an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of common stock reserved for issuance thereunder by 400,000,000 shares to an aggregate of 600,000,000 shares.

     In October 1996, the Company's Board of Directors approved a two-for-one stock split to be effected in the form of a stock dividend. The record date for the stock split will be November 11, 1996, and thereafter, on November 26, 1996, stockholders of record will be mailed certificates representing one additional share of stock for each share held on the record date. The stock split will double the number of shares of Seagate common stock outstanding.


11.  LITIGATION
     ----------

     See Part II, Item 1 of this Form 10-Q for a description of legal proceedings.

                            SEAGATE TECHNOLOGY, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

CERTAIN FORWARD-LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include the paragraph below relating to customs duties, the paragraph below relating to the effective tax rate, the statements below under "Factors Affecting Future Operating Results," the statements regarding capital expenditures under "Liquidity and Capital Resources" and the statements under "Part II Other Information - Item 1. Legal Proceedings," among others. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are set forth below under "Factors Affecting Future Operating Results".

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

Net sales for the quarter ended September 27, 1996 were $2,060,825,000 as compared with $2,140,805,000 for the comparable year-ago quarter, and $2,014,528,000 for the immediately preceding quarter ended June 28, 1996. The decrease in net sales from the comparable year-ago quarter was primarily due to a continuing decline in the average unit sales prices of the Company's products as a result of competitive market conditions partially offset by a shift in mix to the Company's higher priced products. The increase in net sales from the immediately preceding quarter was primarily due to a higher level of unit shipments partially offset by a continuing decline in the average unit sales prices of the Company's products as a result of competitive market conditions.

Gross margin as a percentage of net sales was 19.1% for the three months ended September 27, 1996, compared with 18.5% for the comparable year-ago quarter and 19.5% for the immediately preceding quarter. The increase in gross margin as a percentage of net sales from the comparable year-ago quarter was primarily due to a shift in mix to the Company's newer, higher capacity disc drives and a reduction in material costs per unit, partially offset by a continuing decline in the average unit sales prices of the Company's products as a result of competitive market conditions and certain one-time charges associated with or incurred as a result of the merger with Conner. The decrease in gross margin as a percentage of net sales from the immediately preceding quarter was due primarily to a continuing decline in the average unit sales prices of the Company's products as a result of competitive market conditions, a shift in mix to the Company's lower capacity disc drives and an increase in one-time charges incurred as a result of the merger with Conner, partially offset by a reduction in material costs per unit. The shift in mix to the Company's lower capacity disc drives was due to an oversupply of less than one gigabyte disc drives in the Company's inventory at the end of the immediately preceding quarter ended June 28, 1996 which were aggressively marketed in the current quarter to reduce inventory levels of these products.

During calendar 1995, Singapore progressively lost its status as a beneficiary country under the European Union's ("EU") General System of Preferences ("GSP"). As a result, hard disc drives produced in Singapore and imported into the EU have realized no reduction from full Most Favored Nation customs duties (generally 1.6% at the present time) since December 31, 1995, whereas disc drives imported into the EU from certain other GSP favored countries are subject to more favorable customs duties. In addition, there is currently under consideration within the Commission of the European Union, a proposal to increase duty rates on multimedia products. Under this proposal, duties would be assessed at a rate of 14% whereas under the current code duties would decline to zero within two years. If this proposal were implemented, certain selected high-capacity drives of the Company may be subjected to this higher tariff. The imposition of such customs duties would negatively impact revenues or increase costs and adversely impact gross margins.

Product development expenses for the three months ended September 27, 1996 were $106,763,000, an increase of $9,446,000 when compared with the comparable year-ago quarter and an increase of $526,000 when compared with the immediately preceding quarter ended June 28, 1996. These expenses represented 5.2% of net sales for the three months ended September 27, 1996 compared with 4.5% for the comparable year-ago quarter and 5.3% for the immediately preceding quarter. The increase in expenses from the comparable year-ago period was primarily due to increases in salaries and related costs and allocated occupancy costs, increasing product development expenses of the Company's software businesses and an overall increase in the Company's product development efforts.

Marketing and administrative expenses for the three months ended September 27, 1996 were $111,446,000, a decrease of $5,123,000, when compared with the comparable year-ago quarter and an increase of $328,000 when compared with the immediately preceding quarter ended June 28, 1996. These expenses represented 5.4% of net sales for the three months ended September 27, 1996 and September 29, 1995, and 5.5% for the immediately preceding quarter. The decrease in expenses from the comparable year-ago quarter was primarily due to decreases in salaries and related costs, travel and entertainment, advertising and promotion, depreciation and allocated occupancy costs partially offset by increasing marketing and administrative expenses of the Company's software businesses.

Amortization of goodwill and other intangibles decreased by $374,000 for the three months ended September 27, 1996, when compared with the comparable year-ago quarter and increased by $1,971,000 when compared with the immediately preceding quarter ended June 28, 1996. The decrease in amortization from the comparable year-ago quarter was primarily due to write-offs, in the quarter ended March 29, 1996, of certain intangible assets in the Company's tape drive and software businesses whose value had become impaired offset by additional goodwill and other intangibles arising from the acquisition of Holistic Systems Ltd. in June 1996. The increase in amortization from the immediately preceding quarter was primarily due to additional goodwill and other intangibles arising from the acquisition of Holistic Systems Ltd. in June 1996.

During the three months ended September 27, 1996 the Company reversed $9,554,000 of its restructuring reserves as a result of the completion of certain aspects of the restructuring plan at less than the originally estimated cost. The reversal consisted of $4,567,000 in severances and benefits, $3,658,000 in excess facilities and $1,329,000 in other expenses.

Net other income increased by $1,129,000 for the three months ended September 27, 1996 when compared with the comparable year-ago quarter and decreased by $4,872,000 from the immediately preceding quarter ended June 28, 1996. The increase in net other income from the comparable year-ago quarter was primarily due to a reduction in interest expense as a result of higher capitalization of interest on construction of new manufacturing facilities and lower average levels of debt outstanding as a result of the redemption or conversion of certain of the Company's convertible subordinated debentures, offset by lower interest income from lower average invested cash and lower interest rates. The decrease in net other income from the immediately preceding quarter was primarily due to a decrease in interest income from lower average invested cash and lower interest rates as well as an increase in amortization of premium on foreign currency option contracts.

The effective tax rate for the three months ended September 27, 1996 was 28% compared with 30% for the comparable period last year. The effective tax rate used to compute the income tax provision for each quarter was based on the Company's estimate of its domestic and foreign operating income for each respective year. The Company's overall effective tax rate is less than the domestic statutory rate because a portion of its operating income is not subject to foreign income taxes and is considered to be permanently invested in non-U.S. operations. Accordingly, taxes have not been provided on such income.

The Company expects its effective tax rate on operating income for the remaining quarters of fiscal 1997 to approximate 28%. However, the actual effective tax rate may vary from 28% if, for example, the Company incurs charges in connection with future acquisitions.

FACTORS AFFECTING FUTURE OPERATING RESULTS:

The data storage industry in which the Company competes is subject to a number of risks, each of which has affected the Company's operating results in the past and could impact the Company's future operating results. The demand for disc drive and tape drive products depends principally on demand for computer systems and storage upgrades to computer systems, which has historically been volatile. Changes in demand for computer systems often have an exaggerated effect on the demand for disc drive and tape drive products in any given period, and unexpected slowdowns in demand for computer systems generally cause sharp declines in demand for such products. The data storage industry has been characterized by periodic situations in which the supply of drives exceeds demand, resulting in higher than anticipated inventory levels and intense price competition. Even during periods of consistent demand, this industry is characterized by intense competition and ongoing price erosion over the life of a given drive product. The Company expects that competitors will offer new and existing products at prices necessary to gain or retain market share and customers. The Company expects that price erosion in the data storage industry will continue for the foreseeable future. This competition and continuing price erosion could adversely affect the Company's results of operations in any given quarter and such adverse effect often cannot be anticipated until late in any given quarter. In addition, the demand of drive customers for new generations of products has led to short product life cycles that require the Company to constantly develop and introduce new drive products on a cost effective and timely basis. In addition, the Company's future success will require, in part, that the market for computer systems, storage upgrades to computer systems and multimedia applications, such as digital video and video-on-demand, and hence the market for disc drives, remain strong. In addition, the Company's operating results have been and may in the future be subject to significant quarterly fluctuations as a result of a number of other factors, including the timing of orders from and shipment of products to major customers, product mix, pricing, delays in the development, introduction and production of new products, delays or interruptions in the production of existing products, competing technologies, variations in product cost, component availability due to single or limited sources of supply, high fixed costs resulting from the Company's vertical integration strategy, foreign exchange fluctuations, increased competition and general economic and industry fluctuations. The Company's future operating results may also be adversely affected by an adverse judgment or settlement in the legal proceedings in which the Company is currently involved (see "Part II, Item 1. Legal Proceedings").

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

The Company is in the process of incorporating several of its software businesses into a single entity called Seagate Software, Inc. and is offering employees of Seagate Software, Inc. and selected employees of the Company an opportunity to acquire an equity interest in the software business. The software business is subject to a number of risks including the highly competitive nature of the business, the Company's ability to successfully integrate its various software business acquisitions, possible delays in product development and introduction, competitors' technological innovations and loss of key personnel. The Company intends to continue its expansion into software and other complementary businesses. As a result, the Company expects that it will continue to incur charges as it acquires businesses, including charges for the write-off of in-process research and development. The timing of such write-offs has in the past and may in the future lead to fluctuations in the Company's operating results on a quarterly and annual basis.

LIQUIDITY AND CAPITAL RESOURCES:

At September 27, 1996, the Company's cash, cash equivalents and short-term investments totaled $1,589,214,000, an increase of $415,152,000 from the June 28, 1996 balance. This increase was primarily a result of cash provided by operating activities, offset by the Company's additions to property, equipment and leasehold improvements. Until required for other purposes, the Company's cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase, while its short-term investments consist of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase.

As of September 27, 1996, the Company had committed lines of credit of $81 million which can be used for standby letters of credit or bankers' guarantees. At September 27, 1996, approximately $77 million had been utilized.

The Company expects investments in property and equipment in the current fiscal year to approximate $1 billion, of which approximately $208 million had been incurred as of September 27, 1996. The Company plans to finance these investments from existing cash balances and cash flows from operations. The $208 million comprised $65 million for manufacturing facilities and equipment related to the Company's subassembly and disc drive final assembly and test facilities in the United States, Far East and Ireland, $83 million for manufacturing facilities and equipment for the thin-film head operations in the United States, Malaysia and Northern Ireland, $38 million for expansion of the Company's thin-film media operations in California and Singapore and $22 million for other purposes.

During the quarter ended September 27, 1996 the Company acquired 170,000 shares of its common stock for approximately $8.5 million. The repurchase of these shares was in connection with a stock repurchase program announced in September 1996 in which up to 7,000,000 shares of the Company's common stock were authorized to be acquired in the open market.

                                    PART II
                               OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
         -----------------

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

SECURITIES LITIGATION
---------------------

In 1988 a series of lawsuits were filed in Federal Court for the Northern District of California against the Company, alleging violations of the federal securities laws on behalf of a class of purchasers of the Company's securities. On February 8, 1995 the Court granted defendants summary judgment completely dismissing all claims against the Company. On March 31, 1995 the Court denied plaintiffs' motion for reconsideration of the summary judgment decision. Plaintiffs have appealed this judgment to the Ninth Circuit Court of Appeals. A hearing on the matter was held on September 18, 1996 and on October 2, 1996, the Ninth Circuit affirmed the judgment of the District Court, dismissing all claims against the Company.

In 1991 another series of lawsuits were filed in Federal Court for the Northern District of California against the Company, alleging violations of the federal securities laws on behalf of a class of purchasers of the Company's securities. Discovery is continuing and the case was recently reassigned to a different U.S. District Court Judge. A status conference is set for November 20, 1996. The Court has not set a trial date.

In 1993 a series of lawsuits were filed in Federal Court for the Northern District of California against Conner Peripherals, Inc. which is now a wholly owned subsidiary of the Company known as Seagate Peripherals, Inc. These class action lawsuits allege violations of the federal securities laws and seek damages on behalf of a class of purchasers of Conner's securities. A status conference has been set for November 15, 1996. The Court has not set a trial date.

The Company believes the 1991 and 1993 series of securities lawsuits are without merit and intends to vigorously contest them. The Company believes that the outcome of these matters will not have a material adverse effect on the Company's financial condition or results of operations.

ENVIRONMENTAL MATTERS
---------------------

The United States Environmental Protection Agency ("EPA") and/or similar state agencies have identified the Company as a potentially responsible party with respect to environmental conditions at several different sites to which hazardous wastes had been shipped or from which they were released. These sites were acquired by the Company from Ceridian Corporation ("Ceridian") (formerly Control Data Corporation) in fiscal 1990. Other parties have also been identified at certain of these sites as potentially responsible parties. Many of these parties either have shared or likely will share in the costs associated with the sites. Investigative and/or remedial activities are ongoing at such sites.

The Company's portion of the estimated cost of investigation and remediation of known contamination at the sites to be incurred after June 28, 1996, is approximately $16,000,000. Through June 28, 1996, the Company had recovered approximately $3,500,000 from Ceridian through its indemnification and cost sharing agreements with Ceridian and, in addition, expects to recover approximately $9,900,000 from Ceridian over the next 30 years. After deducting the expected recoveries from Ceridian, the expected aggregate undiscounted liability was approximately $6,100,000 at June 28, 1996, with expected payments by the Company of approximately $329,000 in 1999, $671,000 in 2000 and the remainder after 2001.

Approximately $15,100,000 of the $16,000,000 total estimated costs described above is attributable to one site in Omaha, Nebraska. In 1994, the Company sold the Omaha property; however, the Company retains responsibility for and has indemnified the buyer with respect to all environmental contamination existing on the site at the time of sale. IT Corporation, a nationally known environmental consulting firm, has provided consulting services to Ceridian and the Company for the Omaha site for several years and has assisted the Company in estimating the liability related to the cost of remediation. This liability is based on a plan of investigation and remediation developed by IT Corporation pursuant to a Consent Order entered into by the Company and the EPA in 1990.
The extent of the contamination in the groundwater has been investigated and generally defined. According to the plan, the likely technology for remediation of groundwater at the facility will be pumping and treatment, while remediation of soils will most likely be accomplished by soil vapor extraction. A substantial portion of the Omaha liability was discounted by applying a risk free rate of 6% to the expected payments to be made by the Company over the next 30 years. None of the liabilities for any of the other sites has been discounted. The total liability for all sites recorded by the Company after considering the estimated effects of inflation, reimbursements by Ceridian and discounting was approximately $3,100,000 at June 28, 1996.

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

PATENT LITIGATION
-----------------

In November 1992, Rodime, PLC ("Rodime") filed a complaint in Federal Court for the Central District of California, alleging infringement of U.S. Patent No. B1 4,638,383 and various state law unfair competition claims. It is the opinion of the Company's patent counsel that the Company's products do not infringe any valid claims of the Rodime patent in suit and thus the Company refused Rodime's offer of a license for its patents. Other companies, however, such as IBM, Hewlett-Packard and a number of Japanese companies have reportedly made payments to and taken licenses from Rodime. In 1995 the Court granted the Company's motions for summary judgment finding that all of the Company's accused products, with the exception of the ST157, did not infringe any claims of the Rodime patent, and that the majority of the claims in the Rodime patent were invalid as a matter of law. The ST157 is no longer in production. This case was reassigned on July 19, 1996 to a different U.S. District Court Judge. The case has been set for trial on March

4, 1997. While the Company believes its defenses to Rodime's claims are meritorious, should Rodime prevail at trial, a judgment in a material amount could be awarded against the Company.

On October 5, 1994 a patent infringement action was filed against the Company by an individual, James M. White, in the U.S. District Court for the Northern District of California for alleged infringement of U.S. Patent Nos. 4,673,996 and 4,870,519. Both patents relate to air bearing sliders. Prior to the filing of the lawsuit, the Company filed a Petition for Reexamination of U.S. Patent No. 4,673,996 with the United States Patent and Trademark Office ("PTO") and this Petition was granted shortly after the lawsuit was filed. Subsequently, the Company filed a Petition for Reexamination of U.S. Patent No. 4,870,519. This second petition has also been granted by the PTO. The District Court stayed the action pending the outcome of the reexaminations. The applications for Reexamination of the patents involved in the White case are still pending and the suit remains stayed pending completion of the Reexaminations. In both Reexaminations, the Examiner has allowed some claims and rejected others. The Company believes, based on a preliminary evaluation, that it does not infringe any of the claims that have been allowed.

Papst Licensing, Gmbh, has given the Company notice that it believes certain former Conner Peripherals, Inc. disc drives infringe several of its patents covering the use of spin motors in disc drives. The Company believes that none of the identified products infringe any valid claims of the noticed patents.

In the normal course of business, the Company receives and makes inquiry with regard to other possible intellectual property matters including alleged patent infringement. Where deemed advisable, the Company may seek or extend licenses or negotiate settlements.

BUSINESS LITIGATION
-------------------

Amstrad PLC ("Amstrad") initiated a lawsuit against the Company in London, England on December 11, 1992 concerning the Company's sale of allegedly defective disc drives to Amstrad. The Company replied to the allegations made against it by Amstrad by denying all material points of Amstrad's claim and asserted affirmative defenses. Trial began April 16, 1996 and concluded on July 31, 1996. No decision has yet been issued by the Court and there is no assurance that a decision will be forthcoming for several months. The Company believes that it asserted meritorious defenses to Amstrad's claim, including substantial objections to the methodology and calculation of Amstrad's alleged damages but believes that, should Amstrad prevail on its liability claims, a judgment in a material amount would be awarded against the Company.

The Company is involved in a number of other judicial and administrative proceedings incidental to its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the Company's financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

The Company's 1996 Annual Meeting of Stockholders was held on October 24, 1996. The following is a brief description of each matter voted upon at the meeting and a statement of the number of votes cast for, against or withheld and the number of abstentions with respect to each matter. There were no broker non-votes with respect to any matter.

(a) The stockholders elected the following directors to serve for the ensuing year and until their successors are elected:

                                    FOR       WITHHELD
                                ----------    --------

       Alan F. Shugart          86,647,194    164,832
       Robert A. Kleist         86,650,059    161,967
       Gary B. Filler           86,636,975    175,051
       Kenneth E. Haughton      86,649,629    162,397
       Thomas P. Stafford       86,644,111    167,915
       Lawrence Perlman         86,631,086    180,940
       Laurel L. Wilkening      86,649,465    162,561

(b) The stockholders approved an amendment to the Company's Certificate of Incorporation to increase the authorized number of shares of common stock reserved for issuance thereunder by four hundred million (400,000,000) shares.

                              FOR       AGAINST     ABSTAIN
                              ---       -------     -------
                          69,209,255   17,222,001   380,770

(c) The stockholders ratified the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending June 27, 1997 .

                              FOR       AGAINST     ABSTAIN
                              ---       -------     -------
                          86,607,265     99,955     104,806

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)  Exhibits

The following exhibits are included herein:

 3.1 Certificate of Incorporation of Registrant, as amended

11.1 Computation of Net Income per Share

27   Financial Data Schedule

(b)  Reports on Form 8-K

No reports on Form 8-K have been filed with the Securities and Exchange Commission during the three months ended September 27, 1996:

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            SEAGATE TECHNOLOGY, INC.
                            ------------------------
                                  (Registrant)



DATE: November 8, 1996        BY:   /s/  Donald L. Waite
                                    ---------------------------
                                    DONALD L. WAITE
                                    Executive Vice President,
                                    Chief Administrative Officer
                                    and Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)



DATE: November 8, 1996        BY:   /s/  Alan F. Shugart
                                    ---------------------------
                                    ALAN F. SHUGART
                                    Chairman of the Board,
                                    President and Chief Executive
                                    Officer (Principal Executive
                                    Officer and Director)

                            SEAGATE TECHNOLOGY, INC.
                               INDEX TO EXHIBITS

EXHIBIT
NUMBER
_______

 3.1      Certificate of Incorporation of Registrant, as amended

11.1      Computation of Net Income per Share

27        Financial Data Schedule