Form 10-Q
period 1996-12-27
SEAGATE TECHNOLOGY INC
filed 1997-02-03
CIK 354952

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                       of
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended December 27, 1996
                         Commission File Number 0-10630

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


                   Yes    [X]                     No    [_]

On December 27, 1996, 247,216,634 shares of the registrant's common stock were issued and outstanding.

                                     INDEX

                            SEAGATE TECHNOLOGY, INC.



PART I                      FINANCIAL INFORMATION                   PAGE NO.
----------   ----------------------------------------------------   --------

Item 1.      Financial Statements (Unaudited)

             Consolidated condensed statements of income--
               Three and six months ended December 27, 1996 and
               December 29, 1995                                           3

             Consolidated condensed balance sheets--
               December 27, 1996 and June 28, 1996                         4

             Consolidated condensed statements of cash flows--
               Six months ended December 27, 1996 and
               December 29, 1995                                           5

             Notes to consolidated condensed financial statements          6


Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                        12


PART II      OTHER INFORMATION
----------   --------------------------------

Item 1.      Legal Proceedings                                            17

Item 6.      Exhibits and Reports on Form 8-K                             20

             SIGNATURES                                                   21

                            SEAGATE TECHNOLOGY, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (In Thousands Except Per Share Data)
                                  (Unaudited)


                                              Three Months Ended              Six Months Ended
                                              ------------------              ----------------

                                         December 27,    December 29,    December 27,    December 29,
                                             1996            1995            1996            1995
                                         -------------   -------------   -------------   -------------

Net sales                                  $2,400,156      $2,339,691      $4,460,981      $4,480,496

Cost of sales                               1,858,657       1,885,868       3,526,706       3,630,573
Product development                           113,630         105,371         220,393         202,688
Marketing and administrative                  125,880         128,607         237,326         245,176
Amortization of goodwill and
  other intangibles                            12,516          11,261          22,926          22,045
In-process research and development                 -           3,600               -           6,417
Restructuring costs                                 -               -          (9,554)              -
                                           ----------      ----------      ----------      ----------

   Total Operating Expenses                 2,110,683       2,134,707       3,997,797       4,106,899

   Income from Operations                     289,473         204,984         463,184         373,597

Interest income                                19,248          26,150          36,071          49,492
Interest expense                               (8,741)        (16,086)        (18,014)        (33,625)
Other                                          (4,702)          1,324          (6,295)            349
                                           ----------      ----------      ----------      ----------

   Other Income                                 5,805          11,388          11,762          16,216
                                           ----------      ----------      ----------      ----------

Income before income taxes                    295,278         216,372         474,946         389,813
Provision for income taxes                    (82,678)        (67,457)       (132,985)       (120,089)
                                           ----------      ----------      ----------      ----------

   Net Income                              $  212,600      $  148,915      $  341,961      $  269,724
                                           ==========      ==========      ==========      ==========

NET INCOME PER SHARE:
Primary                                         $0.91           $0.74           $1.51           $1.35
Fully diluted                                    0.84            0.63            1.36            1.15

NUMBER OF SHARES USED IN
   PER SHARE COMPUTATIONS:
Primary                                       234,266         200,932         226,831         199,528
Fully diluted                                 264,302         252,122         262,935         250,834

See notes to consolidated condensed financial statements.

                            SEAGATE TECHNOLOGY, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)
                                  (Unaudited)

                                                         December 27,      June 28,
                                                             1996          1996 (1)
                                                         ------------    -----------
ASSETS
------
Cash and cash equivalents                                  $  729,321    $  503,754
Short-term investments                                        748,580       670,308
Accounts receivable                                         1,214,950     1,066,519
Inventories                                                   673,160       790,821
Deferred income taxes                                         250,834       222,355
Other current assets                                          155,673       145,523
                                                           ----------    ----------
     Total Current Assets                                   3,772,518     3,399,280
Property, equipment and leasehold improvements, net         1,567,693     1,399,883
Goodwill and other intangibles, net                           238,002       274,046
Other assets                                                  138,109       166,426
                                                           ----------    ----------
     Total Assets                                          $5,716,322    $5,239,635
                                                           ==========    ==========
LIABILITIES
-----------
Accounts payable                                           $  809,148    $  715,396
Accrued employee compensation                                 194,838       180,126
Accrued expenses                                              521,972       490,752
Accrued income taxes                                           98,828        49,437
Current portion of long-term debt                               2,861         2,425
                                                           ----------    ----------
     Total Current Liabilities                              1,627,647     1,438,136
Deferred income taxes                                         396,798       351,527
Other liabilities                                             183,053       185,579
Long-term debt, less current portion                            1,751       798,305
                                                           ----------    ----------
     Total Liabilities                                      2,209,249     2,773,547
                                                           ----------    ----------
STOCKHOLDERS' EQUITY
--------------------
Common stock                                                    2,472         1,067
Additional paid-in capital                                  1,853,253     1,132,328
Retained earnings                                           1,708,566     1,391,389
Deferred compensation                                         (56,740)      (57,656)
Foreign currency translation adjustment                          (478)       (1,040)
                                                           ----------    ----------
     Total Stockholders' Equity                             3,507,073     2,466,088
                                                           ----------    ----------
     Total Liabilities and Stockholders' Equity            $5,716,322    $5,239,635
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

                            SEAGATE TECHNOLOGY, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                                            Six Months Ended
                                                                            -----------------
                                                                       December 27,    December 29,
                                                                           1996           1995
                                                                       ------------    -----------
OPERATING ACTIVITIES:
Net income                                                             $   341,961     $   269,724
Adjustments to reconcile net income to net
  cash from operating activities:
       Depreciation and amortization                                       258,175         183,779
       Deferred income taxes                                                15,279          44,664
       In-process research and development                                       -           6,417
       Other                                                                27,870           1,447
       Changes in operating assets and liabilities:
           Accounts receivable                                            (143,542)       (240,013)
           Inventories                                                      86,470         (46,100)
           Accounts payable                                                117,880         176,404
           Accrued income taxes                                             69,762         (22,370)
           Other assets and liabilities                                     30,280         (14,261)
                                                                       -----------     -----------
       Net cash provided by operating activities                           804,135         359,691

INVESTING ACTIVITIES:
Acquisition of property, equipment and leasehold
  improvements, net                                                       (425,301)       (463,911)
Purchases of short-term investments                                     (1,370,036)     (1,794,650)
Maturities and sales of short-term investments                           1,292,926       1,642,166
Other, net                                                                  41,020         (44,340)
                                                                       -----------     -----------
       Net cash used in investing activities                              (461,391)       (660,735)

FINANCING ACTIVITIES:
Sale of common stock                                                        42,255          37,233
Purchase of treasury stock                                                (151,217)              -
Other, net                                                                  (8,099)        (12,200)
                                                                       -----------     -----------
       Net cash provided by (used in) financing activities                (117,061)         25,033

Effect of exchange rate changes on cash and cash equivalents                  (116)          2,682
                                                                       -----------     -----------

Increase (decrease) in cash and cash equivalents                           225,567        (273,329)
Elimination of Conner's net cash activity for the
  six months ended December 31, 1995                                             -         (31,906)
Cash and cash equivalents at the beginning of the period                   503,754         890,667
                                                                       -----------     -----------
Cash and cash equivalents at the end of the period                     $   729,321     $   585,432
                                                                       ===========     ===========

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

     The consolidated condensed financial statements reflect, in the opinion of management, all adjustments necessary to summarize fairly the consolidated financial position, results of operations and cash flows for such periods. Such adjustments are of a normal recurring nature, except for the reversal of certain restructuring costs incurred in connection with the Conner merger and the incurrence of other non-recurring merger-related costs, both recorded in the three months ended September 27, 1996, and the write-offs of in-process research and development recorded in the three and six months ended December 29, 1995.

     The results of operations for the six months ended December 27, 1996 are not necessarily indicative of the results that may be expected for the entire year ending June 27, 1997.

     During the quarter ended December 27, 1996, the Company effected a two-for-one stock split in the form of a stock dividend. Prior periods have been restated to reflect the stock split in the form of a stock dividend. All references to number of shares and per share amounts are on a post-split basis.

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

3.   BALANCE SHEET INFORMATION
     -------------------------
        (In thousands)

                                                               December 27,     June 28,
                                                                   1996           1996
                                                               ------------   -----------
     Accounts Receivable:

     Accounts receivable                                       $ 1,281,926    $ 1,133,175
     Allowance for non-collection                                  (66,976)       (66,656)
                                                               -----------    -----------
                                                               $ 1,214,950    $ 1,066,519
                                                               ===========    ===========

     Inventories:

     Components                                                $   361,291    $   295,169
     Work-in-process                                               156,185        138,854
     Finished goods                                                155,684        356,798
                                                               -----------    -----------
                                                               $   673,160    $   790,821
                                                               ===========    ===========

     Property, Equipment and Leasehold Improvements:

     Property, equipment and leasehold improvements            $ 2,729,330    $ 2,404,538
     Allowance for depreciation and amortization                (1,161,637)    (1,004,655)
                                                               -----------    -----------
                                                               $ 1,567,693    $ 1,399,883
                                                               ===========    ===========

4.   INCOME TAXES
     ------------

     The effective tax rate used to compute the income tax provision for the six months ended December 27, 1996 and December 29, 1995 was based on the Company's estimate of its domestic and foreign operating income for each respective year. The effective tax rate for the six months ended December 27, 1996 was 28% compared with 31% for the comparable period last year.
     The Company's overall effective tax rate is less than the domestic statutory rate because a portion of its operating income is not subject to foreign income taxes and is considered to be permanently invested in non-U.S. operations. Accordingly, taxes have not been provided on such income.

5.   STOCKHOLDERS' EQUITY
     --------------------

     Shares authorized and outstanding are as follows:

                                                                   Shares Outstanding
                                                                   ------------------
                                                                December 27,     June 28,
                                                                    1996           1996
                                                                ------------     ----------

     Preferred stock, par value $.01 per share,
          1,000,000 shares authorized                                   -                -

     Common stock, par value $.01 per share,
          600,000,000 shares authorized                         247,216,634      213,430,184

6.   SUPPLEMENTAL CASH FLOW INFORMATION
     ----------------------------------
     (In thousands)

                                                                           Six Months Ended
                                                                           ----------------
                                                                   December 27,      December 29,
                                                                       1996              1995
                                                                   ------------      ------------
     Cash Transactions:
          Cash paid for interest                                   $ 24,074          $33,276
          Cash paid for income taxes                                 40,386           95,800
     Non-Cash Transactions:
          Conversion of 6-3/4%, 6-1/2% and 5% debentures            788,020                -

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

     The following is a summary of available-for-sale securities at December 27, 1996 (in thousands):

                                                  GROSS      GROSS
                                  AMORTIZED    UNREALIZED  UNREALIZED
                                    COST          GAIN        LOSS     FAIR VALUE
                                  ---------    ----------  ----------  ----------
     Corporate Bonds               $  147,182   $    292   $ (26)      $  147,448
     U.S. Government
          Obligations                 167,937        348     (77)         168,208
     Commercial Paper                 243,247          2     (28)         243,221
     Money Market
          Mutual Funds                124,264          -       -          124,264
     Municipal Bonds                   66,631        125    (161)          66,595
     Repurchase Agreements            104,203          -       -          104,203
     Auction Rate
          Preferred Stock             232,604          -       -          232,604
     Euro/Yankee
          Time Deposits               117,457          -       -          117,457
                                   ----------   --------   -----       ----------
     Total                         $1,203,525   $    767   $(292)      $1,204,000
                                   ==========   ========   =====       ==========

     Included in short-term investments                                  $748,580
     Included in cash and cash equivalents                                455,420
                                                                         --------
          Total                                                        $1,204,000
                                                                       ==========

     The gross realized gains and losses on the sale of available-for-sale securities were immaterial for the six month periods ended December 27, 1996 and December 29, 1995.

     The fair value of the Company's investment in debt securities at December 27, 1996, by contractual maturity, is as follows (in thousands):

     Due in less than 1 year                                     $644,007
     Due in 1 to 2-1/2 years                                      203,124
                                                                 --------
     Total                                                       $847,131
                                                                 ========

8.   MERGER WITH CONNER
     ------------------

     On February 2, 1996 the Company and Conner Peripherals, Inc. ("Conner") merged after approval by the stockholders of both companies. To effect the combination Seagate issued 48,956,044 shares of its common stock in exchange for all the outstanding common stock of Conner and issued options to purchase 4,939,160 shares of Seagate common stock in exchange for all the outstanding options to purchase Conner common stock. The merger has been accounted for as a pooling of interests and, accordingly, all periods prior to the merger presented in the accompanying consolidated financial statements have been restated to include the accounts and operations of Conner. Conner was involved in the design, manufacture and marketing of information storage products including disc drives, tape drives and storage management software.

     Combined and separate results of the Company and Conner for the periods prior to the acquisition were as follows:

                                                          Three Months Ended            Six Months Ended
                                                          ------------------            ----------------

In thousands                                        Dec. 27, 1996   Dec. 29, 1995   Dec. 27, 1996   Dec. 29, 1995
------------                                        -------------   -------------   -------------   -------------
          Net Sales:
            Prior to Dec. 30, 1995:
               Seagate                                 $        -      $1,562,964      $        -      $3,016,590
               Conner                                           -         776,727               -       1,463,906
          Combined results after Dec. 29, 1995          2,400,156               -       4,460,981               -
                                                       ----------      ----------      ----------      ----------
                                                       $2,400,156      $2,339,691      $4,460,981      $4,480,496
                                                       ==========      ==========      ==========      ==========
          Net Income:
            Prior to Dec. 30, 1995:
               Seagate                                 $        -      $  123,908      $        -      $  232,473
               Conner                                           -          25,007               -          37,251
          Combined results after Dec. 29, 1995            212,600               -         341,961               -
                                                       ----------      ----------      ----------      ----------
                                                       $  212,600      $  148,915      $  341,961      $  269,724
                                                       ==========      ==========      ==========      ==========

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

9.   RESTRUCTURING COSTS
     -------------------

     During fiscal year 1996, the Company recorded restructuring charges totaling $241.7 million as a result of the merger with Conner. The restructuring charges comprised $60.7 million for employee severance benefits, $97.2 million to write off or write down equipment, inventory, intangibles and other assets, $45.1 million for closure of duplicate and excess facilities, $24.0 million for fees of financial advisors, attorneys and accountants and $14.7 million for contract cancellations and other expenses. In connection with the restructure, the Company currently expects a total workforce reduction of approximately 2,400 employees. Of that number, the employment of 875 employees has been terminated as of December 27, 1996.

     During the six months ended December 27, 1996 the Company reversed approximately $9.6 million of its restructuring reserves as a result of the completion of certain aspects of the restructuring plan at less than the originally estimated cost.

     The following table summarizes the Company's restructuring activity for the six months ended December 27, 1996 (in thousands):

                                                                     EQUIPMENT,                       CONTRACT
                                                                     INVENTORY,                     CANCELLATIONS
                                   SEVERANCES        EXCESS         INTANGIBLES      PROFESSIONAL    AND OTHER
                                  AND BENEFITS    FACILITIES*    AND OTHER ASSETS        FEES         EXPENSES      TOTAL
                                  -------------   ------------   -----------------   -------------   ----------   ---------

     Reserve balances,
     June 28, 1996                    $ 33,166        $35,319             $11,954         $ 3,185      $ 9,792    $ 93,416

     Cash charges                      (12,071)        (5,350)                  -          (1,297)      (5,552)    (24,270)
     Non-cash charges                        -           (440)             (7,419)              -           69      (7,790)
     Adjustments                        (4,567)        (3,658)                  -               -       (1,329)     (9,554)
                                      --------        -------    ----------------    ------------      -------    --------

     Reserve balances,
     December 27, 1996                $ 16,528        $25,871             $ 4,535         $ 1,888      $ 2,980    $ 51,802
                                      --------        -------    ----------------    ------------      -------    --------

     *Primarily relates to future lease payments and write-off of leasehold improvements on facilities that will no longer be utilized.


10.  CONVERSION OF DEBENTURES
     ------------------------

     In October 1996, the Company called for redemption on November 22, 1996 all of its 6-1/2% Convertible Subordinated Debentures due 2002. Holders were given the option to convert their debentures into shares of the Company's common stock at a price of $27.15 per share through November 22, 1996 or have their debentures redeemed at a total redemption price of $1,053.63 per $1,000 principal amount of debentures consisting of $1,039.00 principal amount plus accrued interest of $14.63. All debentures not converted by 5:00pm eastern time on November 22, 1996 were automatically redeemed.

     In November 1996, the Company called for redemption on December 17, 1996 all of its 5% Convertible Subordinated Debentures due 2003 and on December 19, 1996 all of its 6-3/4% Convertible Subordinated Debentures due 2001. Holders of the 5% debentures were given the option to convert their debentures into shares of the Company's common stock at a price of $13.125 per share through December 16, 1996 or have their debentures redeemed at a total redemption price of $1,041.39 per $1,000 principal amount of debentures consisting of $1,035.00 principal amount plus accrued interest of $6.39. All of the 5% debentures were converted. Holders of the 6-3/4% debentures were given the option to convert their debentures into shares of the Company's common stock at a price of $32.805 per share through December 19, 1996 or have their debentures redeemed at a total redemption price of $1,054.00 per $1,000 principal amount of debentures consisting of $1,033.75 principal amount plus accrued interest of $20.25. All 6-3/4% debentures not converted by 5:00pm eastern time on December 19, 1996 were automatically redeemed.

     Approximately $788 million principal amount of the 5%, 6-1/2% and 6-3/4% debentures were converted to approximately 38.4 million shares of the Company's common stock and approximately $1.2 million principal amount of the 6-1/2% and 6-3/4% debentures were redeemed.


11.  LITIGATION
     ----------
     See Part II, Item 1 of this Form 10-Q for a description of legal proceedings.

                            SEAGATE TECHNOLOGY, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

CERTAIN FORWARD-LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include the paragraph below relating to customs duties, the paragraph below relating to the effective tax rate, the statements below under "Factors Affecting Future Operating Results," the statements regarding capital expenditures under "Liquidity and Capital Resources" and the statements under "Part II Other Information - Item 1. Legal Proceedings," among others. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are set forth below under "Factors Affecting Future Operating Results."

RESULTS OF OPERATIONS:

Effective February 2, 1996 the Company merged with Conner Peripherals, Inc. ("Conner"). Conner was involved in the design, manufacture and marketing of information storage products, including disc drives, tape drives and storage management software. The merger was accounted for as a pooling of interests and accordingly all prior period financial statements have been restated as if the merger took place at the beginning of such periods. The comparisons to prior periods discussed below should be read in light of this. See Note 8, Merger with Conner, to the accompanying consolidated condensed financial statements.

Net sales for the quarter ended December 27, 1996 were $2,400,156,000 as compared with $2,339,691,000 for the comparable year-ago quarter, and $2,060,825,000 for the immediately preceding quarter ended September 27, 1996. Net sales for the six months ended December 27, 1996 were $4,460,981,000 as compared with $4,480,496,000 for the comparable year-ago period. The increase in net sales from the comparable year ago quarter was primarily due to a shift in mix to the Company's higher priced products partially offset by a decrease in units shipped and a continuing decline in the average unit sales prices of the Company's products as a result of competitive market conditions. The increase in net sales from the immediately preceding quarter was primarily due to a higher level of unit shipments and a shift in mix to the Company's higher priced products partially offset by a continuing decline in the average unit sales prices of the Company's products as a result of competitive market conditions. The decrease in net sales from the comparable six month period was primarily due to a continuing decline in the average unit sales prices of the Company's products as a result of competitive market conditions partially offset by a higher level of unit shipments and a shift in mix to the Company's higher priced products.

Gross margin as a percentage of net sales was 22.6% and 20.9% for the three and six months ended December 27, 1996, compared with 19.4% and 19.0% for the comparable periods last year and 19.1% for the immediately preceding quarter. The increase in gross margin as a percentage of net sales from the comparable periods last year and the immediately preceding quarter was primarily due to a shift in mix to the Company's newer, higher capacity disc drives and a reduction in material costs per unit, partially offset by a continuing decline in the average unit sales prices of the Company's products as a result of competitive market conditions.

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

Product development expenses for the three and six months ended December 27, 1996 were $113,630,000 and $220,393,000 respectively, an increase of $8,259,000 and $17,705,000 when compared with the comparable periods last year and an increase of $6,867,000 when compared with the immediately preceding quarter ended September 27, 1996. These expenses represented 4.7% and 4.9%, respectively, of net sales for the three and six months ended December 27, 1996 compared with 4.5% for both comparable periods last year and 5.2% for the immediately preceding quarter. The increase in expenses from the comparable year ago periods was primarily due to increases in salaries and related costs, increasing product development expenses of the Company's software businesses and an overall increase in the Company's product development efforts offset by a decrease in allocated occupancy costs with respect to the year ago quarter and a decrease in outside services with respect to the six months ended December 29, 1995. The increase in expenses from the immediately preceding quarter was primarily due to increases in salaries and related costs.

Marketing and administrative expenses for the three and six months ended December 27, 1996 were $125,880,000 and $237,326,000 respectively, a decrease of $2,727,000 and $7,850,000 when compared with the comparable periods last year and an increase of $14,434,000 when compared with the immediately preceding quarter ended September 27, 1996. These expenses represented 5.2% and 5.3%, respectively, of net sales for the three and six months ended December 27, 1996 compared with 5.5% for both comparable year-ago periods and 5.4% for the immediately preceding quarter. The decrease in expenses from the comparable year-ago periods reflects cost savings resulting from the combination of the operations of the Company and Conner pursuant to the February 1996 merger of the two companies. The decreases in expenses were primarily in the areas of salaries and related costs, advertising and promotion, outside services, allocated occupancy costs, depreciation and legal expenses partially offset by increasing marketing and administrative expenses of the Company's software businesses. The increase in expenses from the immediately preceding quarter was primarily due to increases in salaries and related costs, increasing marketing and administrative expenses of the Company's software businesses, an increased provision for bad debts and increases in travel and entertainment expenses.

Amortization of goodwill and other intangibles increased by $1,255,000 and $881,000 for the three and six months ended December 27, 1996, when compared with the comparable year-ago periods and increased by $2,106,000 when compared with the immediately preceding quarter ended September 27, 1996. The increase in amortization from the comparable year-ago periods and the immediately preceding quarter was primarily due to the write-down of goodwill and write-offs of certain intangible assets in the Company's software businesses whose value had become impaired and, with respect to the comparable year-ago periods, additional goodwill and other intangibles arising from the acquisition of Holistic Systems Ltd. in June 1996. The increase in amortization from the comparable year-ago periods was partially offset by write-offs, in the quarter ended March 29, 1996, of certain intangible assets in the Company's tape drive and software businesses whose value had become impaired.

During the six months ended December 27, 1996 the Company reversed $9,554,000 of its restructuring reserves as a result of the completion of certain aspects of the restructuring plan at less than the originally estimated cost. The reversal consisted of $4,567,000 in severances and benefits, $3,658,000 in excess facilities and $1,329,000 in other expenses.

Net other income decreased by $5,583,000 and $4,454,000 for the three and six months ended December 27, 1996 when compared with the comparable year-ago periods and decreased by $152,000 from the immediately preceding quarter ended September 27, 1996. The decrease in net other income from the comparable year-ago periods was primarily due to lower interest income from lower average invested cash and lower interest rates and an increase in amortization of the premium on foreign currency option contracts offset by a reduction in interest expense as a result of the redemption or conversion of the Company's 5%, 6-1/2% and 6-3/4% convertible subordinated debentures.

The effective tax rate for the six months ended December 27, 1996 was 28% compared with 31% for the comparable period last year. The effective tax rate used to compute the income tax provision for each quarter was based on the Company's estimate of its domestic and foreign operating income for each respective year. The Company's overall effective tax rate is less than the domestic statutory rate because a portion of its operating income is not subject to foreign income taxes and is considered to be permanently invested in non-U.S. operations. Accordingly, taxes have not been provided on such income.

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

The Company's future operating results will also be impacted by its ability to combine successfully the operations of Seagate and Conner. The transition to a combined Company has required and will continue to require substantial attention from the Company's management. The diversion of the attention of management and any difficulties encountered in the transition process could have an adverse impact on the revenues and operating results of the Company. The combination of the Company and Conner also requires the continued integration of the companies' product offerings and the continued coordination of their research and development and sales and marketing efforts. The difficulties of assimilation may be increased by the necessity of coordinating geographically separated organizations, integrating personnel with disparate business backgrounds and combining two different corporate cultures. In addition, the process of combining the two organizations has caused and could continue to cause the interruption of, or loss of momentum in, the activities of the Company's businesses, which could have a material adverse effect on the Company. There can be no assurance that the Company will retain its technical and other key personnel nor realize any of the technological or other benefits of the Merger.

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

LIQUIDITY AND CAPITAL RESOURCES:

During the quarter ended December 27, 1996, the Company effected a two-for-one stock split in the form of a stock dividend. All references to the Company's common stock in the discussion below are presented on a post-split basis.

At December 27, 1996, the Company's cash, cash equivalents and short-term investments totaled $1.478 billion, an increase of $304 million from the June 28, 1996 balance. This increase was primarily a result of cash provided by operating activities, offset by the Company's additions to property, equipment and leasehold improvements and the repurchase by the Company of approximately 4 million shares of its common stock. Until required for other purposes, the Company's cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase, while its short-term investments consist of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase.

As of December 27, 1996, the Company had committed lines of credit of $82 million which can be used for standby letters of credit and bankers' guarantees. At December 27, 1996, approximately $78 million had been utilized.

The Company expects investments in property and equipment in the current fiscal year to approximate $1 billion, of which approximately $427 million had been incurred as of December 27, 1996. The Company plans to finance these investments from existing cash balances and cash flows from operations. The $427 million comprised $126 million for manufacturing facilities and equipment related to the Company's subassembly and disc drive final assembly and test facilities in the United States, Far East and Ireland, $137 million for manufacturing facilities and equipment for the thin-film head operations in the United States, Malaysia and Northern Ireland, $120 million for expansion of the

Company's thin-film media operations in California and Singapore and $44 million for other purposes.

During the six months ended December 27, 1996 the Company acquired approximately 4 million shares of its common stock for approximately $151 million. The repurchase of these shares was in connection with a stock repurchase program announced in September 1996 in which up to 14 million shares of the Company's common stock were authorized to be acquired in the open market.

During the quarter ended December 27, 1996, the Company called for redemption all of its 5%, 6-1/2% and 6-3/4% debentures. By the end of the quarter, all of the debentures had been redeemed or converted to the Company's common stock. Approximately $788 million principal amount of the 5%, 6-1/2% and 6-3/4% debentures were converted to approximately 38.4 million shares of the Company's common stock and approximately $1.2 million principal amount of the 6-1/2% and 6-3/4% debentures were redeemed.

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

SECURITIES LITIGATION
---------------------

In 1988 a series of lawsuits were filed in Federal Court for the Northern District of California against the Company, alleging violations of the federal securities laws on behalf of a class of purchasers of the Company's securities. On February 8, 1995 the Court granted defendants summary judgment completely dismissing all claims against the Company. On March 31, 1995 the Court denied plaintiffs' motion for reconsideration of the summary judgment decision. Plaintiffs have appealed this judgment to the Ninth Circuit Court of Appeals. A hearing on the matter was held on September 18, 1996 and on October 2, 1996, the Ninth Circuit affirmed the judgment of the District Court, dismissing all claims against the Company. The time for plaintiff to petition for further review of the judgment has now expired and no such petition has been filed.

In 1991 another series of lawsuits were filed in Federal Court for the Northern District of California against the Company, alleging violations of the federal securities laws on behalf of a class of purchasers of the Company's securities. The parties have tentatively agreed to settle this series of lawsuits. The settlement is subject to completion of final documentation and court approval.

In 1993 a series of lawsuits were filed in Federal Court for the Northern District of California against Conner Peripherals, Inc. As a result of the merger with Conner the Company assumed the defense of this litigation. These class action lawsuits allege violations of the federal securities laws and seek damages on behalf of a class of purchasers of Conner's securities. The parties have tentatively agreed to settle this series of lawsuits. The settlement is subject to completion of final documentation and court approval.

The Company believes that the final settlement of the 1991 and 1993 lawsuits will have an insignificant effect on the Company's financial condition and results of operations.

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

The Company's portion of the estimated cost of investigation and remediation of known contamination at the sites to be incurred after June 28, 1996, is approximately $16,000,000. Through June 28, 1996, the Company had recovered approximately $3,500,000 from Ceridian and, in addition, expects to recover approximately $9,900,000 from Ceridian over the next 30 years. After deducting the expected recoveries from Ceridian, the expected aggregate undiscounted liability was approximately $6,100,000 at June 28, 1996, with expected payments by the Company of approximately $329,000 in 1999, $671,000 in 2000 and the remained after 2001.

Approximately $15,100,000 of the $16,000,000 total estimated costs described above is attributable to one site in Omaha, Nebraska. In 1994, the Company sold the Omaha property; however, the Company retains responsibility for and has indemnified the buyer with respect to all environmental contamination existing on the site at the time of sale. IT Corporation, a nationally known environmental consulting firm, has provided consulting services to Ceridian and the Company for the Omaha site for several years and has assisted the Company in estimating the liability related to the cost of remediation. This liability is based on a plan of investigation and remediation developed by IT Corporation pursuant to a Consent Order entered into by the Company and the EPA in 1990.
The extent of the contamination in the groundwater has been investigated and generally defined. According to the plan, the likely technology for remediation of groundwater at the facility will be pumping and treatment, while remediation of soils will most likely be accomplished by soil vapor extraction. A substantial portion of the Omaha liability was discounted by applying a risk free rate of 6% to the expected payments to be made by the Company over the next 30 years. None of the liabilities for any of the other sites has been discounted. The total liability for all sites recorded by the Company after considering the estimated effects of inflation, reimbursement by Ceridian and discounting was approximately $3,100,000 at June 28, 1996.

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

PATENT LITIGATION
_________________

In November 1992, Rodime, PLC ("Rodime") filed a complaint in Federal Court for the Central District of California, alleging infringement of U.S. Patent No. B1 4,638,383 and various state law unfair competition claims. It is the opinion of the Company's patent counsel that the Company's products do not infringe any valid claims of the Rodime patent in suit and thus the Company refused Rodime's offer of a license for its patents. Other companies, however, such as IBM, Hewlett-Packard and a number of Japanese companies have reportedly made payments to and taken licenses from Rodime. In 1995 the Court granted the Company's motions for summary judgement finding that all of the Company's accused products, with the exception of the ST157, did not infringe any claims of the Rodime patent, and that the majority of the claims in the Rodime patent were invalid as a matter of law. The ST157 is no longer in production. This case was reassigned on July 19, 1996 to a different U.S. District Court Judge. The case has been set for trial on March

4, 1997. While the Company believes its defenses to Rodime's claims are meritorious, should Rodime prevail at trial, a judgment in a material amount could be awarded against the Company.

On October 5, 1994 a patent infringement action was filed against the Company by an individual, James M. White, in the U.S. District Court for the Northern District of California for alleged infringement of U.S. Patent Nos. 4,673,996 and 4,870,519. Both patents relate to air bearing sliders. Prior to the filing of the lawsuit, the Company filed a Petition for Reexamination of U.S. Patent No. 4,673,996 with the United States Patent and Trademark Office ("PTO") and this Petition was granted shortly after the lawsuit was filed. Subsequently, the Company filed a Petition for Reexamination of U.S. Patent No. 4,870,519. This second petition has also been granted by the PTO. The District Court stayed the action pending the outcome of the Reexaminations. The applications for Reexamination of the patents involved in the White case are still pending and the suit remains stayed pending completion of the Reexaminations. On November 14, 1996 and November 18, 1996, the PTO issued a Notice of Intent to Issue Reexamination Certificate ("NIRC") in the '996 and the '519 Reexaminations, respectively. The Company expects the District Court action to resume once the Reexamination Certificates are actually issued by the PTO. It is the opinion of the Company's patent counsel that the Company's products charged with infringement do not infringe any of the claims of either the reexamined '996 patent or the reexamined '519 patent.

On December 16, 1996, a patent infringement action was filed against the Company by an individual, Virgil Hedgcoth, in the U.S. District Court for the Northern District of California, San Jose Division, for alleged infringement of U.S. Patent Nos. 4,735,840, 5,082,747, and 5,316,864. These patents allegedly relate to sputtered magnetic thin-film recording discs for computers and their manufacture. It is the opinion of the Company's patent counsel that the Company's products do not infringe any claims of the patents in suit, and that the claims of the patents in suit are invalid.

Papst Licensing, Gmbh, has given the Company notice that it believes certain former Conner Peripherals, Inc. disc drives infringe several of its patents covering the use of spin motors in disc drives. It is the opinion of the Company's patent counsel that the former Conner disc drives do not infringe any claims of the patents and that the alleged claims of the patents are invalid.

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



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

(a)  Exhibits

The following exhibits are included herein:

11.1      Computation of Net Income per Share

27        Financial Data Schedule

(b)       Reports on Form 8-K

No reports on Form 8-K have been filed with the Securities and Exchange Commission during the three months ended December 27, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            SEAGATE TECHNOLOGY, INC.
                            ------------------------
                                  (Registrant)



DATE:  February 3, 1997       BY:   /s/  Donald L. Waite
                                         _______________________
                                         DONALD L. WAITE
                                         Executive Vice President,
                                         Chief Administrative Officer
                                         and Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)



DATE: February 3, 1997        BY:   /s/  Alan F. Shugart
                                         _______________________
                                         ALAN F. SHUGART
                                         Chairman of the Board,
                                         President and Chief Executive
                                         Officer (Principal Executive
                                         Officer and Director)

                            SEAGATE TECHNOLOGY, INC.
                               INDEX TO EXHIBITS



EXHIBIT
NUMBER
_______

11.1      Computation of Net Income per Share

27        Financial Data Schedule