Form 10-Q
period 1997-03-28
SEAGATE TECHNOLOGY INC
filed 1997-05-05
CIK 354952

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                       of
                      THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 28, 1997
                         Commission File Number 0-10630

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

On March 28, 1997, 245,232,430 shares of the registrant's common stock were issued and outstanding.

                                     INDEX


                            SEAGATE TECHNOLOGY, INC.



PART I    FINANCIAL INFORMATION                                         PAGE NO.

Item 1.   Financial Statements (Unaudited)

          Consolidated condensed statements of income--
            Three and nine months ended March 28, 1997 and
            March 29, 1996                                                    3

          Consolidated condensed balance sheets--
            March 28, 1997 and June 28, 1996                                  4

          Consolidated condensed statements of cash flows--
            Nine months ended March 28, 1997 and
            March 29, 1996                                                    5

          Notes to consolidated condensed financial statements                6

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        13



PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                  19

Item 6.   Exhibits and Reports on Form 8-K                                   22

          SIGNATURES                                                         23

                           SEAGATE TECHNOLOGY, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     (In Thousands Except Per Share Data)
                                  (Unaudited)



                                              Three Months Ended           Nine Months Ended
                                          -------------------------   --------------------------
                                            March 28,     March 29,     March 28,     March 29,
                                              1997          1996          1997          1996
                                          -----------   -----------   -----------    -----------
Net sales                                  $2,501,823    $2,093,326    $6,962,804     $6,573,822

Cost of sales                               1,870,989     1,755,745     5,397,695      5,386,318
Product development                           118,965       111,504       339,358        314,192
Marketing and administrative                  130,590       129,962       367,916        375,138
Amortization of goodwill and
  other intangibles                            18,100        16,456        41,026         38,501
In-process research and development             2,876        52,848         2,876         59,265
Restructuring costs                                 -       241,720        (9,554)       241,720
Unusual items                                  13,446             -        13,446              -
                                          -----------   -----------   -----------    -----------

   Total Operating Expenses                 2,154,966     2,308,235     6,152,763      6,415,134

   Income (Loss) from Operations              346,857      (214,909)      810,041        158,688

Interest income                                23,490        25,325        59,561         74,817
Interest expense                               (4,002)      (12,192)      (22,016)       (45,817)
Other                                          (9,748)        4,313       (16,043)         4,662
                                          -----------   -----------   -----------    -----------
   Other Income                                 9,740        17,446        21,502         33,662
                                          -----------   -----------   -----------    -----------
Income (loss) before income taxes             356,597      (197,463)      831,543        192,350
Provision  (benefit) for income taxes          99,847       (39,985)      232,832         80,104
                                          -----------   -----------   -----------    -----------
   Net Income (Loss)                       $  256,750    $ (157,478)   $  598,711     $  112,246
                                          ===========   ===========   ===========    ===========
Net income (loss) per share:
Primary                                         $1.01        $(0.78)        $2.53          $0.55
Fully diluted                                    1.01         (0.78)         2.36           0.53

Number of shares used in
   per share computations:
Primary                                       255,298       200,824       236,320        202,660
Fully diluted                                 255,304       200,824       260,855        223,522

See notes to consolidated condensed financial statements.

                           SEAGATE TECHNOLOGY, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (In Thousands)
                                  (Unaudited)


                                                         March 28,      June 28,
                                                           1997         1996 (1)
                                                         ----------    ----------
ASSETS
Cash and cash equivalents                                $1,021,067    $  503,754
Short-term investments                                    1,335,793       670,308
Accounts receivable                                       1,249,255     1,066,519
Inventories                                                 632,666       790,821
Deferred income taxes                                       299,436       222,355
Other current assets                                        185,755       145,523
                                                         ----------    ----------
     Total Current Assets                                 4,723,972     3,399,280
Property, equipment and leasehold improvements, net       1,618,512     1,399,883
Goodwill and other intangibles, net                         213,465       274,046
Other assets                                                149,120       166,426
                                                         ----------    ----------
     Total Assets                                        $6,705,069    $5,239,635
                                                         ==========    ==========
LIABILITIES
Accounts payable                                         $  713,942    $  715,396
Accrued employee compensation                               210,758       180,126
Accrued expenses                                            589,253       490,752
Accrued income taxes                                         74,420        49,437
Current portion of long-term debt                             1,338         2,425
                                                         ----------    ----------
     Total Current Liabilities                            1,589,711     1,438,136
Deferred income taxes                                       529,302       351,527
Other liabilities                                           209,433       185,579
Long-term debt, less current portion                        701,916       798,305
                                                         ----------    ----------
     Total Liabilities                                    3,030,362     2,773,547
                                                         ----------    ----------
STOCKHOLDERS' EQUITY
Common stock                                                  2,452         2,134
Additional paid-in capital                                1,887,387     1,132,328
Retained earnings                                         1,919,066     1,390,322
Deferred compensation                                       (54,857)      (57,656)
Treasury common stock at cost                               (78,700)            -
Foreign currency translation adjustment                        (641)       (1,040)
                                                         ----------    ----------
     Total Stockholders' Equity                           3,674,707     2,466,088
                                                         ----------    ----------
     Total Liabilities and Stockholders' Equity          $6,705,069    $5,239,635
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

                           SEAGATE TECHNOLOGY, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)

                                                                      Nine Months Ended
                                                                  --------------------------
                                                                   March 28,     March 29,
                                                                      1997         1996
                                                                  -----------    -----------
OPERATING ACTIVITIES:
Net income                                                        $   598,711    $   112,246
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                                       446,157        300,370
  Deferred income taxes                                                99,217         (8,749)
  In-process research and development                                   2,876         59,265
  Unusual items                                                        13,446              -
  Write-offs due to restructure                                             -         97,209
  Other                                                                34,569         12,001
  Changes in operating assets and liabilities:
    Accounts receivable                                              (177,847)       (27,466)
    Inventories                                                       110,584       (269,021)
    Other current assets                                              (38,964)      (110,366)
    Accounts payable                                                   18,623         85,940
    Accrued employee compensation                                      30,632         20,830
    Accrued expenses                                                  (29,450)       140,004
    Accrued income taxes                                               67,395        (37,316)
    Other liabilities                                                 131,229        119,092
                                                                  -----------    -----------
  Net cash provided by operating activities                         1,307,178        494,039

INVESTING ACTIVITIES:
Acquisition of property, equipment and leasehold
  improvements, net                                                  (606,524)      (676,067)
Purchases of short-term investments                                (3,207,918)    (2,584,885)
Maturities and sales of short-term investments                      2,541,963      2,524,749
Other, net                                                             16,121         11,682
                                                                  -----------    -----------
  Net cash used in investing activities                            (1,256,358)      (724,521)

FINANCING ACTIVITIES:
Issuance of long-term debt                                            698,592              -
Sale of common stock                                                   71,982         75,915
Purchase of treasury stock                                           (297,393)      (123,727)
Other, net                                                             (8,049)       (14,112)
                                                                  -----------    -----------
  Net cash provided by (used in) financing activities                 465,132        (61,924)

Effect of exchange rate changes on cash and cash equivalents            1,361          7,638
                                                                  -----------    -----------
Increase (decrease) in cash and cash equivalents                      517,313       (284,768)
Elimination of Conner's net cash activity for the
  six months ended December 31, 1995                                        -        (31,906)
Cash and cash equivalents at the beginning of the period              503,754        890,667
                                                                  -----------    -----------
Cash and cash equivalents at the end of the period                $ 1,021,067    $   573,993
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

     The consolidated condensed financial statements reflect, in the opinion of management, all adjustments necessary to summarize fairly the consolidated financial position, results of operations and cash flows for such periods. Such adjustments are of a normal recurring nature, except for the following: in the three months ended September 27, 1996, certain restructuring costs previously incurred in connection with the Conner merger were reversed and certain other non-recurring merger-related costs were incurred; in the three and nine months ended March 28, 1997, the Company wrote off in-process research and development and compensation expense in connection with additional amounts to be paid with respect to the acquisition of Holistic Systems Ltd. and wrote off or wrote down certain intangible assets related to the acquisitions of certain of the Company's software businesses; and, in the three and nine months ended March 29, 1996, the Company recorded restructuring costs and other merger-related costs incurred in connection with the Conner merger and wrote off in-process research and development incurred in connection with acquisitions of software businesses.

     The results of operations for the nine months ended March 28, 1997 are not necessarily indicative of the results that may be expected for the entire year ending June 27, 1997.

     In November 1996, the Company effected a two-for-one stock split in the form of a stock dividend. Prior periods have been restated to reflect the stock split in the form of a stock dividend. All references to number of shares and per share amounts are on a post-split basis.

     The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Accordingly, fiscal 1996 was 52 weeks and ended on June 28, 1996 and fiscal 1997 will be 52 weeks and will end on June 27, 1997. Fiscal 1998 will be 53 weeks and will end on July 3, 1998.

2.   Net Income (Loss) Per Share
     ---------------------------

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

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted in the Company's fiscal quarter ended January 2, 1998. At that time, the Company will be required to change the method currently used to compute net income per share and to restate all prior periods. Under the new requirements for calculating primary net income per share, the dilutive effect of stock options will be excluded. If Statement No. 128 had been effective for the three and nine months ended March 28, 1997 and March 29, 1996, its impact on primary and fully diluted net income (loss) per share would not have been material.

3.   Balance Sheet Information
     -------------------------
     (In thousands)

                                                   March 28,     June 28,
                                                     1997          1996
                                                  -----------    -----------
Accounts Receivable:

Accounts receivable                               $ 1,310,089    $ 1,133,175
Allowance for non-collection                          (60,834)       (66,656)
                                                  -----------    -----------
                                                  $ 1,249,255    $ 1,066,519
                                                  ===========    ===========
Inventories:

Components                                        $   397,625    $   295,169
Work-in-process                                       111,769        138,854
Finished goods                                        123,272        356,798
                                                  -----------    -----------
                                                  $   632,666    $   790,821
                                                  ===========    ===========

Property, Equipment and Leasehold
  Improvements:

Property, equipment and leasehold
  improvements                                    $ 2,834,331    $ 2,404,538
Allowance for depreciation and amortization        (1,215,819)    (1,004,655)
                                                  -----------    -----------
                                                  $ 1,618,512    $ 1,399,883
                                                  ===========    ===========

4.   Income Taxes
     ------------

     The effective tax rate used to compute the income tax provision for the nine months ended March 28, 1997 and March 29, 1996 was based on the Company's estimate of its domestic and foreign operating income for each respective year. The effective tax rate for the nine months ended March 28, 1997 was 28% compared with 42% for the comparable period last year. The Company's overall effective tax rate for the nine months ended March 28, 1997 was less than the domestic statutory rate because a portion of its operating income is not subject to foreign income taxes and is considered to be permanently invested in non-US operations. Accordingly, taxes have not been provided on such income. The higher effective tax rate in the comparable period last year was attributable to certain restructuring costs, non-recurring merger-related costs and the write-off of in-process research and development costs that were not deductible for domestic tax purposes. Excluding the restructuring costs, non-recurring merger-related costs and the write-off of in-process research and development costs in the comparable period last year, the effective tax rate was 30%.

5.   Stockholders' Equity
     --------------------

     Shares authorized and outstanding are as follows:

                                                      Shares Outstanding
                                                   ------------------------
                                                   March 28,       June 28,
                                                      1997           1996
                                                   ---------       --------
     Preferred stock, par value $.01 per share,
       1,000,000 shares authorized                         -             -

     Common stock, par value $.01 per share,
       600,000,000 shares authorized             245,232,430   213,430,184



6.   Supplemental Cash Flow Information
     ----------------------------------
     (In thousands)
                                                            Nine Months Ended
                                                          ----------------------
                                                          March 28,    March 29,
                                                             1997        1996
                                                          ---------    ---------
     Cash Transactions:
       Cash paid for interest                             $   24,402  $  50,722
       Cash paid for income taxes                             58,811    118,354
     Non-Cash Transactions:
       Conversion of 6-3/4%, 6-1/2% and 5% debentures        788,020    265,500

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

     The following is a summary of available-for-sale securities at March 28, 1997 (in thousands):


                                              Gross        Gross
                               Amortized   Unrealized   Unrealized
                                  Cost        Gain        Loss       Fair Value
                              ----------   ----------   ----------   ----------
Corporate Bonds               $  159,433   $      273   $  (250)     $  159,456
U.S. Government Obligations      335,301           12      (757)        334,556
Commercial Paper                 780,993            -         -         780,993
Money Market Mutual Funds        110,600            -         -         110,600
Municipal Bonds                   57,356           35      (180)         57,211
Repurchase Agreements             75,700            -         -          75,700
Auction Rate Preferred Stock     256,497            -         -         256,497
Euro/Yankee
Time Deposits                    480,289            -         -         480,289
                              ----------   ----------   ----------   ----------
Total                         $2,256,169   $      320   $   (1,187)  $2,255,302
                              ==========   ==========   ==========   ==========

Included in short-term investments                                   $1,335,793
Included in cash and cash equivalents                                   919,509
                                                                     ----------
  Total                                                              $2,255,302
                                                                     ==========

     The gross realized gains and losses on the sale of available-for-sale securities were immaterial for the nine month periods ended March 28, 1997 and March 29, 1996.

     The fair value of the Company's investment in debt securities at March 28, 1997, by contractual maturity, is as follows (in thousands):


     Due in less than 1 year                      $1,641,428
     Due in 1 to 2-1/2 years                         246,776
                                                  ----------
     Total                                        $1,888,204
                                                  ==========

8.   Merger with Conner
     ------------------

     On February 2, 1996 the Company and Conner Peripherals, Inc. ("Conner") merged after approval by the stockholders of both companies. To effect the combination Seagate issued 48,956,044 shares of its common stock in exchange for all the outstanding common stock of Conner and issued options to purchase 4,939,160 shares of Seagate common stock in exchange for all the outstanding options to purchase Conner common stock. The merger has been accounted for as a pooling of interests and, accordingly, all periods prior to the merger presented in the accompanying consolidated condensed financial statements have been restated to include the accounts and operations of Conner. Conner was involved in the design, manufacture and marketing of information storage products including disc drives, tape drives and storage management software.

     Combined and separate results of the Company and Conner for the periods prior to the acquisition were as follows:

                                                  Three Months Ended           Nine Months Ended
                                                ------------------------    ------------------------
                                                Mar. 28,       Mar. 29,      Mar. 28,      Mar. 29,
     In thousands                                 1997           1996          1997         1996
     ------------                              ----------     ----------    ----------    ----------
     Net Sales:
       Prior to Dec. 30, 1995:
         Seagate                               $        -     $        -    $        -    $3,016,590
         Conner                                         -              -             -     1,463,906
     Combined results after Dec. 29, 1995       2,501,823      2,093,326     6,962,804     2,093,326
                                               ----------     ----------    ----------    ----------
                                               $2,501,823     $2,093,326    $6,962,804    $6,573,822
                                               ==========     ==========    ==========    ==========

     Net Income (Loss):
       Prior to Dec. 30, 1995:
         Seagate                               $        -     $        -    $        -    $  232,473
         Conner                                         -              -             -        37,251
     Combined results after Dec. 29, 1995         256,750       (157,478)      598,711      (157,478)
                                               ----------     ----------    ----------    ----------
                                                $ 256,750     $ (157,478)   $  598,711    $  112,246
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

9.   Restructuring Costs
     -------------------

     During fiscal year 1996, the Company recorded restructuring charges totaling $241.7 million as a result of the merger with Conner. The restructuring charges comprised $60.7 million for employee severance benefits, $97.2 million to write off or write down equipment, inventory, intangibles and other assets, $45.1 million for closure of duplicate and excess facilities, $24.0 million for fees of financial advisors, attorneys and accountants and $14.7 million for contract cancellations and other expenses. In connection with the restructure, the Company currently expects a total workforce reduction of approximately 1,370 employees. Of that number, the employment of 1,308 employees has been terminated.

     During the three months ended September 27, 1996 the Company reversed approximately $9.6 million of its restructuring reserves as a result of the completion of certain aspects of the restructuring plan at less than the originally estimated cost. In addition, during the three months ended March 28, 1997 certain reclassifications were made among certain categories of the restructure reserve, primarily between employee termination benefits, and facilities and equipment. This was due to modifications to the Company's estimates of costs associated with certain specific aspects of the restructure plan as the plan approached completion. The Company expects the implementation of the restructure plan to be substantially complete by the end of this fiscal year.

     The following table summarizes the Company's restructuring activity for the nine months ended March 28, 1997 (in thousands):

                                                                   Equipment,                        Contract
                                                                   Inventory,                      Cancellations
                             Severances           Excess          Intangibles      Professional      and Other
                            and Benefits        Facilities*     and Other Assets        Fees         Expenses        Total
                            ------------        -----------     ----------------   ------------    -------------    --------
Reserve balances,
June 28, 1996                 $ 33,166             $35,319        $ 11,954           $ 3,185           $ 9,792      $ 93,416

Cash charges                   (17,391)             (8,325)              -            (1,760)           (5,897)      (33,373)
Non-cash charges                     -              (4,655)        (23,484)                -                69       (28,070)
Adjustments and
  reclassifications            (14,500)             (8,970)         11,530            (1,355)            3,741        (9,554)
                              --------             -------        --------           -------           -------      --------
Reserve balances,
March 28, 1997                $  1,275             $13,369        $      -           $    70           $ 7,705      $ 22,419
                              --------             -------        --------           -------           -------      --------

* Primarily relates to future lease payments and write-off of leasehold improvements on facilities that will no longer be utilized.


10.  Long-Term Debt
     --------------

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

     During the quarter ended March 28, 1997, the Company issued senior debt securities totaling $700 million principal amount with interest rates ranging from 7.125% to 7.875% and maturities ranging from seven years to 40 years. The Company intends to use the net proceeds for general corporate purposes, including capital expenditures, and to meet working capital needs. In addition, a portion may be used to repurchase shares of the Company's outstanding common stock and for business acquisitions and investments.

11.  Unusual Items
     -------------

     During the quarter ended March 28, 1997, the Company had one time write-offs of in-process research and development and compensation expense of $2,876,000 and $13,446,000, respectively, in connection with additional amounts to be paid with respect to the June 1996 acquisition of Holistic Systems Ltd. The compensation expense of $13,446,000 is shown as unusual items on the accompanying consolidated condensed statements of income.


12.  Litigation
     ----------

     See Part II, Item 1 of this Form 10-Q for a description of legal proceedings.

                           SEAGATE TECHNOLOGY, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Certain Forward-Looking Information:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include the statements relating to customs duties in the fourth paragraph under "Results of Operations," the statements relating to restructuring charges in the eighth paragraph under "Results of Operations," the statements relating to the effective tax rate in the tenth paragraph under "Results of Operations," the statements below under "Factors Affecting Future Operating Results," the statements regarding capital expenditures in the fourth paragraph under "Liquidity and Capital Resources" and the statements under "Part II Other Information - Item 1. Legal Proceedings," among others. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are set forth below under "Factors Affecting Future Operating Results."

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

Net sales for the quarter ended March 28, 1997 were $2,501,823,000 as compared with $2,093,326,000 for the comparable year-ago quarter, and $2,400,156,000 for the immediately preceding quarter ended December 27, 1996. Net sales for the nine months ended March 28, 1997 were $6,962,804,000 as compared with $6,573,822,000 for the comparable year-ago period. The increase in net sales from the comparable periods last year and the immediately preceding quarter was primarily due to a higher level of unit shipments and a shift in mix to the Company's higher priced products partially offset by a continuing decline in the average unit sales prices of the Company's products as a result of competitive market conditions.

Gross margin as a percentage of net sales was 25.2% and 22.5% for the three and nine months ended March 28, 1997, compared with 16.1% and 18.1% for the comparable periods last year and 22.6% for the immediately preceding quarter. The increase in gross margin as a percentage of net sales from the comparable periods last year and the immediately preceding quarter was primarily due to improvements in gross margins for the Company's desktop disc drive products, as well as a shift in mix to the Company's newer, higher capacity and higher performance disc drives, particularly those with capacities greater than 4 gigabytes, and a reduction in material costs per unit. These factors were partially offset by a continuing decline in the average unit sales prices of the Company's products as a result of competitive market conditions.

There have been considerations within the Commission of the European Union, regarding a proposal on so-called multimedia products (e.g., P.C.'s with multimedia capabilities). Under this proposal, duties would be assessed at a rate of 14% whereas under the current code duties would decline to zero within two years. If this proposal were implemented, certain selected high-capacity drives of the Company may be subjected to this higher tariff. The imposition of such customs duties would negatively impact revenues or increase costs and adversely impact gross margins.

Product development expenses for the three and nine months ended March 28, 1997 were $118,965,000 and $339,358,000 respectively, an increase of $7,461,000 and
$25,166,000 when compared with the comparable periods last year and an increase of $5,335,000 when compared with the immediately preceding quarter ended December 27, 1996. These expenses represented 4.8% and 4.9%, respectively, of net sales for the three and nine months ended March 28, 1997 compared with 5.3% and 4.8% for the comparable periods last year and 4.7% for the immediately preceding quarter. The increase in expenses from the comparable year ago periods was primarily due to increases in salaries and related costs, materials, supplies and equipment, and depreciation expense. The increase in expenses from the immediately preceding quarter was primarily due to increases in materials, supplies and equipment, and depreciation expense.

Marketing and administrative expenses for the three and nine months ended March 28, 1997 were $130,590,000 and $367,916,000 respectively, an increase of
$628,000 and a decrease of $7,222,000 when compared with the comparable periods last year and an increase of $4,710,000 when compared with the immediately preceding quarter ended December 27, 1996. These expenses represented 5.2% and 5.3%, respectively, of net sales for the three and nine months ended March 28, 1997 compared with 6.2% and 5.7% for the comparable year-ago periods and 5.2% for the immediately preceding quarter. The decrease in expenses from the comparable nine month period last year reflects cost savings resulting from the combination of the operations of the Company and Conner pursuant to the February 1996 merger of the two companies. The decreases in expenses were primarily in the areas of salaries and related costs, legal expenses, outside services, advertising and promotion, allocated occupancy costs, and depreciation. These decreases in expenses were substantially offset by increasing marketing and administrative expenses related to the Company's software products and services. The increase in expenses from the immediately preceding quarter was primarily due to increasing marketing and administrative expenses related to the Company's software products and services.

Amortization of goodwill and other intangibles increased by $1,644,000 and $2,525,000 for the three and nine months ended March 28, 1997, when compared with the comparable year-ago periods and increased by $5,584,000 when compared with the immediately preceding quarter ended December 27, 1996. The increase in amortization from the comparable year-ago periods and the immediately preceding quarter was primarily due to the write-offs and write-downs of certain intangible assets related to past acquisitions of software companies whose value had become impaired and, with respect to the comparable year-ago periods, additional goodwill and other intangibles arising from the acquisition of Holistic Systems Ltd. in June 1996. The increase in amortization from the comparable year-ago periods was partially offset by write-offs, in the quarter ended March 29, 1996, of certain intangible assets related to past acquisitions of tape drive and software companies whose value had become impaired.

During the quarter ended March 28, 1997, the Company had one time write-offs of in-process research and development and compensation expense of $2,876,000 and $13,446,000, respectively, in connection with additional amounts to be paid with respect to the June 1996 acquisition of Holistic Systems Ltd.

During fiscal year 1996, the Company recorded restructuring charges totaling $241.7 million as a result of the merger with Conner. During the three months ended September 27, 1996 the Company reversed $9,554,000 of its restructuring reserves as a result of the completion of certain aspects of the restructuring plan at less than the originally estimated cost. The reversal consisted of $4,567,000 in severances and benefits, $3,658,000 in excess facilities and $1,329,000 in other expenses. In addition, during the three months ended March 28, 1997 certain reclassifications were made among certain categories of the restructure reserve, primarily between employee termination benefits, and facilities and equipment. This was due to modifications to the Company's estimates of costs associated with certain specific aspects of the restructure plan as the plan approached completion. The Company expects the implementation of the restructure plan to be substantially complete by the end of this fiscal year.

Net other income decreased by $7,706,000 and $12,160,000 for the three and nine months ended March 28, 1997 when compared with the comparable year-ago periods and increased by $3,935,000 from the immediately preceding quarter ended December 27, 1996. The decrease in net other income from the comparable three month period last year was primarily due to an increase in minority interest in the Company's majority-owned subsidiary in Shenzhen, China, an increase in amortization of the premium on foreign currency option contracts and lower interest income due to lower interest rates partially offset by higher levels of average invested cash. This decrease in net other income was partially offset by lower interest expense as a result of the redemption or conversion of the Company's 5%, 6-1/2% and 6-3/4% convertible subordinated debentures. The decrease in net other income from the comparable nine month period last year was primarily due to an increase in amortization of the premium on foreign currency option contracts and lower interest income due to lower interest rates and lower levels of average invested cash partially offset by lower interest expense as a result of the redemption or conversion of the Company's 5%, 6-1/2% and 6-3/4% convertible subordinated debentures. The increase in net other income from the immediately preceding quarter was primarily due to lower interest expense as a result of the factors described in the previous sentence and higher interest income as a result of higher levels of average invested cash.

The effective tax rate for the nine months ended March 28, 1997 was 28% compared with 42% for the comparable period last year. The effective tax rate used to compute the income tax provision was based on the Company's estimate of its domestic and foreign operating income for each respective year. The Company's overall effective tax rate for the nine months ended March 28, 1997 was less than the domestic statutory rate because a portion of its operating income is not subject to foreign income taxes and is considered to be permanently invested
in non-U.S. operations.   Accordingly, taxes have not been provided on such
income. The higher effective tax rate in the comparable period last year was attributable to certain restructuring costs, non-recurring merger-related costs and the write-off of in-process research and development costs that were not deductible for domestic tax purposes. Excluding the restructuring costs, non-recurring merger-related costs and the write-off of in-process research and development costs in the comparable period last year, the effective tax rate was 30%.

The Company expects its effective tax rate on operating income for the remaining quarter of fiscal 1997 to approximate 28%. However, the actual effective tax rate may vary from 28% if, for example, the Company incurs charges in connection with future acquisitions.

Factors Affecting Future Operating Results:

The data storage industry in which the Company competes is subject to a number of risks, each of which has affected the Company's operating results in the past and could impact the Company's future operating results. The demand for disc drive and tape drive products depends principally on demand for computer systems and storage upgrades to computer systems, which has historically been volatile. Changes in demand for computer systems often have an exaggerated effect on the demand for disc drive and tape drive products in any given period, and unexpected slowdowns in demand for computer systems generally cause sharp declines in demand for such products. In addition, the Company's future success will require, in part, that the market for computer systems, storage upgrades to computer systems and multimedia applications, such as digital video and video-on-demand, and hence the market for disc drives, remain strong. The data storage industry has been characterized by periodic situations in which the supply of drives exceeds demand, resulting in higher than anticipated inventory levels and intense price competition. Even during periods of consistent demand, this industry is characterized by intense competition and ongoing price erosion over the life of a given drive product. The Company expects that competitors will offer new and existing products at prices necessary to gain or retain market share and customers. The Company expects that price erosion in the data storage industry will continue for the foreseeable future. This competition and continuing price erosion could adversely affect the Company's results of operations in any given quarter and such adverse effect often cannot be anticipated until late in any given quarter. In addition, the demand of drive customers for new generations of products has led to short product life cycles that require the Company to constantly develop and introduce new drive products on a cost effective and timely basis. The demand of drive customers for products with ever increasing storage capacity and more advanced technology has resulted in increased dependence by the Company on sales of high capacity disc drives. The increased difficulty and complexity associated with production of higher capacity disc drives increases the likelihood of reliability, quality or operability problems that could result in reduced bookings, increased manufacturing rework costs, increased service and warranty costs and a decline in the Company's competitive position. In addition, the Company's operating results have been and may in the future be subject to significant quarterly fluctuations as a result of a number of other factors, including the timing of orders from and shipment of products to major customers, product mix, pricing, delays in the development, introduction and production of new products, delays or interruptions in the production of existing products, competing technologies, variations in product cost, component availability due to single or limited sources of supply, high fixed costs resulting from the Company's vertical integration strategy, foreign exchange fluctuations, increased competition and general economic and industry fluctuations. The Company's future operating results may also be adversely affected by an adverse judgment or settlement in the legal proceedings in which the Company is currently involved (see "Part II, Item 1. Legal Proceedings").

The Company has experienced and expects to continue to experience intense competition from a number of domestic and foreign companies. These companies include the other leading independent disc drive manufacturers as well as large integrated multinational computer manufacturers such as Fujitsu Limited, International Business Machines Corporation, NEC Corporation and Toshiba Corporation. Such competition could materially adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.

The cost, quality and availability of certain components, including heads, media, application specific integrated circuits, motors, printed circuit boards and custom semiconductors are critical to the successful production of disc drives. The Company's strategy of vertical integration has allowed it to internally manufacture many of the critical components used in its products. The Company also relies on independent suppliers for certain components used in
its products.   The Company has in the past experienced production delays when unable to obtain sufficient quantities of certain components Any prolonged interruption or reduction in the supply of any key components could have a material adverse effect on the Company's business, operating results and financial condition.

The Company has significant offshore operations. Offshore operations are subject to certain inherent risks, including delays in transportation, changes in governmental policies, tariffs and import/export regulations, political unrest, fluctuations in currency exchange rates and geographic limitations on management controls and reporting. There can be no assurance that the inherent risks of offshore operations will not adversely affect the Company's business, operating results and financial condition in the future.

The Company has pursued a strategy of vertical integration of its manufacturing process in order to reduce costs, control quality and assure availability and quality of certain components. A strategy of vertical integration entails a high level of fixed costs and requires a high volume of production and sales to be successful. During periods of decreased production, these high fixed costs have had, and could in the future have, a material adverse effect on the Company's operating results and financial condition.

The Company is involved in a number of judicial and administrative proceedings incidental to its business. There can be no assurance that these or future proceedings will not result in an adverse decision that could have a material adverse effect on the Company's business, operating results or financial condition. For example, Amstrad PLC ("Amstrad") has initiated a lawsuit against the Company in London, England concerning the Company's sale of allegedly defective disc drives to Amstrad. Trial in this matter concluded on July 31, 1996. The Court has indicated it will render its decision in May 1997. The Company believes that it asserted meritorious defenses to Amstrad's claim, including substantial objections to the methodology and calculation of Amstrad's alleged damages, but believes that, should Amstrad prevail on its liability claims, a judgment in a material amount would be awarded against the Company.

The Company has incorporated several of its software acquisitions into a single entity called Seagate Software, Inc. ("SSI") and is offering employees of SSI and selected employees of the Company an opportunity to acquire an equity interest in SSI. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations and products of the acquired businesses and the potential loss of key employees or customers of the acquired businesses. The Company intends to continue its expansion into software and other complementary data technology businesses. As a result, the Company expects that it will continue to incur charges as it acquires businesses, including charges for the write-off of in-process research and development. The timing of such write-offs has in the past and may in the future lead to fluctuations in the Company's operating results on a quarterly and annual basis.

Liquidity and Capital Resources:

In November 1996, the Company effected a two-for-one stock split in the form of a stock dividend. All references to the Company's common stock in the discussion below are presented on a post-split basis.

At March 28, 1997, the Company's cash, cash equivalents and short-term investments totaled $2.357 billion, an increase of $1.183 billion from the June 28, 1996 balance. This increase was primarily a result of cash provided by operating activities and the issuance of $700 million principal amount of senior notes and debentures, offset by the Company's additions to property, equipment and leasehold improvements and the repurchase by the Company of approximately 7 million shares of its common stock. Until required for other purposes, the Company's cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase, while its short-term investments consist of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase.

As of March 28, 1997, the Company had committed lines of credit of $79 million which can be used for standby letters of credit and bankers' guarantees. At March 28, 1997, approximately $75 million had been utilized.

The Company expects investments in property and equipment in the current fiscal year to approximate $1 billion, of which approximately $639 million had been incurred as of March 28, 1997. The Company plans to finance these investments from existing cash balances and cash flows from operations. The $639 million comprised $186 million for manufacturing facilities and equipment related to the Company's subassembly and disc drive final assembly and test facilities in the United States, Far East and Ireland, $191 million for manufacturing facilities and equipment for the thin-film head operations in the United States, Malaysia and Northern Ireland, $193 million for expansion of the Company's thin-film media operations in California, Singapore and Northern Ireland and $69 million for other purposes.

During the nine months ended March 28, 1997 the Company acquired approximately 7 million shares of its common stock for approximately $297 million. The repurchase of these shares was in connection with a stock repurchase program announced in September 1996 in which up to 14 million shares of the Company's common stock were authorized to be acquired in the open market.

During the quarter ended December 27, 1996, the Company called for redemption all of its 5%, 6-1/2% and 6-3/4% debentures. By the end of that quarter, all of the debentures had been redeemed or converted to the Company's common stock. Approximately $788 million principal amount of the 5%, 6-1/2% and 6-3/4% debentures were converted to approximately 38.4 million shares of the Company's common stock and approximately $1.2 million principal amount of the 6-1/2% and 6-3/4% debentures were redeemed.

During the quarter ended March 28, 1997, the Company issued senior debt securities totaling $700 million principal amount with interest rates ranging from 7.125% to 7.875% and maturities ranging from seven years to 40 years. The Company intends to use the net proceeds for general corporate purposes, including capital expenditures, and to meet working capital needs. In addition, a portion may be used to repurchase shares of the Company's outstanding common stock and for business acquisitions and investments.

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

Business Litigation
-------------------

Amstrad PLC ("Amstrad") initiated a lawsuit against the Company in London, England on December 11, 1992 concerning the Company's sale of allegedly defective disc drives to Amstrad. The Company replied to the allegations made against it by Amstrad by denying all material points of Amstrad's claim and asserted affirmative defenses. Trial began April 16, 1996 and concluded on July 31, 1996. The Court has indicated it will issue a decision in May 1997. The Company believes that it asserted meritorious defenses to Amstrad's claim, including substantial objections to the methodology and calculation of Amstrad's alleged damages but believes that should Amstrad prevail on its liability claims, a judgment in a material amount would be awarded against the Company.

Securities Litigation
---------------------

In 1991 a series of lawsuits were filed in Federal Court for the Northern District of California against the Company, alleging violations of the federal securities laws on behalf of a class of purchasers of the Company's securities. The parties have agreed to settle this series of lawsuits. The settlement is expected to receive final approval during the last quarter of the Company's fiscal year ending June 27, 1997.

In 1993 a series of lawsuits were filed in Federal Court for the Northern District of California against Conner Peripherals, Inc. As a result of the merger with Conner the Company assumed the defense of this litigation. These class action lawsuits allege violations of the federal securities laws and seek damages on behalf of a class of purchasers of Conner's securities. The parties have agreed to settle this series of lawsuits. The settlement is expected to receive final approval during the last quarter of the Company's fiscal year ending June 27, 1997.


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


Patent Litigation
-----------------

In November 1992, Rodime, PLC ("Rodime") filed a complaint in Federal Court for the Central District of California, alleging infringement of U.S. Patent No. B1 4,638,383 and various state law unfair competition claims. It was the opinion of the Company's patent counsel that the Company's products did not infringe any valid claims of the Rodime patent in suit and thus the Company refused Rodime's offer of a license for its patents. Other companies, however, such as IBM, Hewlett-Packard and a number of Japanese companies have reportedly made payments to and taken licenses from Rodime. In 1995 the Court granted the Company's motions for summary judgment finding that all of the Company's accused products, with the exception of the ST157, did not infringe any claims of the Rodime patent, and that the majority of the claims in the Rodime patent were invalid as a matter of law. The ST157 is no longer in production. This case was
reassigned to a different judge in July 1996.   On October 21, 1996 the judge
granted in part Seagate's motion for summary judgment on intervening rights, finding that the Company has no liability for any ST157 family products made before November 29, 1988, the date when Rodime's reexamined patent was issued.

A patent law expert and a technical expert were appointed as advisors to the Court, both of whom recommended an interpretation of the remaining patent claims which, if adopted by the Court, may result in a judgment that the Company's ST157 family products do not infringe. The Court received evidence on February 25, 1997 regarding claim interpretation. The parties have submitted post hearing briefs. It continues to be the opinion of the Company's patent counsel that the Company's products do not infringe any valid or enforceable claims of Rodime's patent. The Company intends to vigorously defend itself against the remaining charges of infringement of Rodime's patent and Rodime's other claims against the Company.

On October 5, 1994 a patent infringement action was filed against the Company by an individual, James M. White, in the U.S. District Court for the Northern District of California for alleged infringement of U.S. Patent Nos. 4,673,996 and 4,870,519. Both patents relate to air bearing sliders. Prior to the filing of the lawsuit, the Company filed a Petition for Reexamination of U.S. Patent No. 4,673,996 with the United States Patent and Trademark Office ("PTO") and this Petition was granted shortly after the lawsuit was filed. Subsequently, the Company filed a Petition for Reexamination of U.S. Patent No. 4,870,519. This second petition has also been granted by the PTO. The District Court stayed the action pending the outcome of the Reexaminations. Both patents have completed reexamination and the stay of the action has been lifted. Mr. White's lawyers filed a motion seeking a preliminary injunction to stop the sale of certain of the Company's products. It is the opinion of the Company's patent counsel that the Company's products subject to the motion for a preliminary injunction and charged with infringement do not infringe any of the claims issued in either the reexamined '996 patent or the reexamined '519 patent. A hearing on Dr. White's motion for a preliminary injunction is set for June 27, 1997.

On December 16, 1996, a patent infringement action was filed against the Company by an individual, Virgil Hedgcoth, in the U.S. District Court for the Northern District of California, San Jose Division, for alleged infringement of U.S. Patent Nos. 4,735,840, 5,082,747 and 5,316,864. These patents relate to sputtered magnetic thin-film recording discs for computers and their manufacture. The Company answered the complaint denying infringement, alleging that the patents are invalid and unenforceable, and counterclaiming for declaratory judgment that a fourth Hedgcoth patent, No. 4,894,133, is invalid, unenforceable and not infringed. It is the opinion of the Company's patent counsel that the Company's products do not infringe any claims of the patents in suit, and that the claims of the patents in suit are invalid.

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



Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)  Exhibits

The following exhibits are included herein:

11.1 Computation of Net Income (Loss) per Share

27   Financial Data Schedule

(b)  Reports on Form 8-K

On March 11, 1997, the Company filed a Current Report on Form 8-K to report under Item 5 "Other Events" the completion of a multi-tranche debt offering of $700,000,000 aggregate principal amount of Senior Notes and Senior Debentures. The Company reported the sale of $200,000,000 principal amount of 7.125% Senior Notes due 2004, $200,000,000 principal amount of 7.37% Senior Notes due 2007, $100,000,000 principal amount of 7.875% Senior Debentures due 2017 and $200,000,000 principal amount of 7.45% Senior Debentures due 2037. No financial statements were filed as part of such report.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  SEAGATE TECHNOLOGY, INC.
                                          (Registrant)



DATE:  May 5, 1997                BY:   /s/  Donald L. Waite
                                     ----------------------------
                                     DONALD L. WAITE
                                     Executive Vice President,
                                     Chief Administrative Officer
                                     and Chief Financial Officer
                                     (Principal Financial and
                                     Accounting Officer)



DATE: May 5, 1997                 BY:   /s/  Alan F. Shugart
                                     ----------------------------
                                     ALAN F. SHUGART
                                     Chairman of the Board,
                                     President and Chief Executive
                                     Officer (Principal Executive
                                     Officer and Director)

                           SEAGATE TECHNOLOGY, INC.
                               INDEX TO EXHIBITS



Exhibit
Number
_______

11.1         Computation of Net Income (Loss) per Share

27           Financial Data Schedule