Form 10-K405
period 1997-06-27
SEAGATE TECHNOLOGY INC
filed 1997-08-19
CIK 354952

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-K

(MARK ONE)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 27, 1997

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM        TO

                          COMMISSION FILE NO. 0-10630

                           SEAGATE TECHNOLOGY, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                ---------------

               DELAWARE                                   94-2612933
    (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NUMBER

           920 DISC DRIVE                                    95066
      SCOTTS VALLEY, CALIFORNIA                            (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


      Registrant's telephone number, including area code: (408) 438-6550

                                ---------------

         Securities registered pursuant to Section 12 (b) of the Act:

                                                                 NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS                                ON WHICH REGISTERED
               -------------------                               ---------------------
      COMMON STOCK, PAR VALUE $.01 PER SHARE                    NEW YORK STOCK EXCHANGE

          Securities registered pursuant to Section 12(g) of the Act:

                                     NONE

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of Common Stock on June 27, 1997 as reported by the New York Stock Exchange, was approximately $6.417 billion. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  The number of outstanding shares of the registrant's Common Stock on June 27, 1997 was 244,548,374

                      DOCUMENTS INCORPORATED BY REFERENCE

  Parts of the following documents are incorporated by reference to Parts I, II, III, IV of this form 10-K Report: (1) Proxy Statement for registrant's 1997 Annual Meeting of Stockholders (the "Proxy Statement") and (2) registrant's Annual Report to Stockholders for the fiscal year ended June 27, 1997 (the "Annual Report to Stockholders").

================================================================================

                                    PART I

  The information contained in this Report includes forward-looking statements, based on current expectations, that involve risks and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Various important factors known to Seagate Technology, Inc. that could cause such material differences are identified below in Part I, Item 1 of this report and in the "Management's Discussion and Analysis of Results of Operations and Financial Condition" included in the Company's 1997 Annual Report to Stockholders, which is incorporated by reference into Part II, Item 7 of this Report.

ITEM 1. BUSINESS

MERGER WITH CONNER

  Effective February 2, 1996 Seagate Technology, Inc. (herein "Seagate Technology", "Seagate" or the "Company") merged with Conner Peripherals, Inc. ("Conner"). Conner was involved in the design, manufacture and marketing of information storage products including disc drives, tape drives and storage management software. To effect the combination Seagate issued 48,956,044 shares of its common stock in exchange for all of the outstanding common stock of Conner and issued options to purchase 4,939,160 shares of Seagate common stock in exchange for all the outstanding options to purchase Conner common stock. In connection with the merger, on February 16, 1996 the Company acquired the minority interest in Arcada Holdings, Inc. ("Arcada"), formerly a majority-owned subsidiary of Conner. Seagate acquired the minority interest in Arcada by exchanging 2,553,340 shares of Seagate common stock and options to purchase 1,813,936 shares of Seagate common stock for all the outstanding common stock and options to purchase common stock of Arcada. All share amounts have been restated to reflect a two-for-one stock split, effected in the form of a stock dividend, in November 1996. See "Software Products."

GENERAL

  Seagate operates in a single industry segment by designing, manufacturing and marketing products for storage, retrieval and management of data on computer and data communications systems. These products include disc drives and disc drive components, tape drives and software.

  Seagate designs, manufactures and markets a broad line of rigid magnetic disc drives for use in computer systems ranging from notebook computers and desktop personal computers to workstations and supercomputers as well as in multimedia applications such as digital video and video-on-demand. The Company's products currently include rigid disc drive models with form factors from 2.5 to 5.25 inches and capacities from 1 gigabyte ("GB") to 23 GB. The Company sells its products to original equipment manufacturers ("OEMs") for inclusion in their computer systems or subsystems, and to distributors, resellers, dealers and retailers. The Company has pursued a strategy of vertical integration and accordingly designs and manufactures rigid disc drive components including recording heads, discs, disc substrates, motors and custom integrated circuits. It also assembles certain of the key subassemblies for use in its products including printed circuit board and head stack assemblies. The Company's products are currently manufactured primarily in the Far East with limited production in the United States and the Republic of Ireland.

  In addition to its core product line of rigid disc drives and related components, the Company has broadened its strategy to more fully address the markets for storage, retrieval and management of data. In line with this broadened strategy, the Company has made the following investments:

  In January 1993, the Company began investing in SanDisk Corporation ("SanDisk"), a flash memory company.

  In December 1994, the Company acquired Applied Magnetics Corporation's tape head subsidiary, a manufacturer of magnetic recording heads for tape drives.

  In February 1996, The Company added tape drives to its product line as a result of its merger with Conner.

  In June 1997, the Company invested in Gadzoox Networks, Inc., a manufacturer of Fibre Channel based storage network connectivity products.

  In August 1997, the Company acquired Quinta Corporation, a developer of optically assisted Winchester disc drives.

  The Company has also invested in, and currently intends to continue investigating opportunities to invest in software activities. See "Software Products."

  The Company anticipates that its broadened strategy may include additional acquisitions of, investments in and strategic alliances with complementary businesses, products and technologies to enable lower cost per megabyte, faster time to market, increased capacity, and better performance characteristics for its products. The Company's strategy includes acquiring companies that possess technology and development personnel which provide long-term growth potential to the Company's business. However, implementation of this broadened strategy entails risks of entering markets in which the Company may have limited or no experience. In addition, such broadened strategy could result in the diversion of management's attention from the core rigid disc drive business which could adversely impact the core business. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations and products of the acquired businesses, retention of management and the potential loss of key employees or customers of the acquired businesses.

SOFTWARE PRODUCTS

  The Company is seeking to leverage its name recognition, existing presence in global markets, distribution channels and OEM relationships by offering software products directed towards the client/server and network computing environments.

  The Company anticipates that users of computer systems will increasingly rely upon client/server network computing environments and believes that as this reliance increases, users will demand software that more efficiently and securely stores, manages and accesses data and transforms it into usable information. As such, the Company has broadened its core competencies to include software products and technologies to meet these requirements.

  The Company has acquired a number of software companies since May 1994 including Crystal Computer Services, Inc., Palindrome Corporation, Network Computing, Inc., NetLabs, Inc., Frye Computer Systems, Inc., Creative Interaction Technologies, Inc., OnDemand Software, Inc., Calypso Software Systems, Inc. and Holistic Systems, Ltd. The Company's software products and technologies were further expanded as a result of the merger with Conner and its Arcada Software subsidiary. In addition, the Company has taken an equity position in Dragon Systems, Inc., a developer and producer of voice recognition software.

  To further facilitate the software expansion strategy, the Company's software acquisitions were consolidated under Seagate Software, Inc., a newly established subsidiary of Seagate Technology, in April 1996. Headquartered in Scotts Valley, California, Seagate Software is comprised of two operating groups, each focused on strategically critical areas of LAN, intranet and enterprise client/server environments.

  Seagate Software, Network and Storage Management Group (NSMG) was formed in December 1996 by combining the resources of Seagate Software, Network and Systems Management Group and Seagate Software, Storage Management Group. Seagate Software, Network and Systems Management Group was formed in July 1996, and was the combination of NetLabs, Inc., Network Computing, Inc., Frye Computer Services, Inc., Creative Interaction Technologies, Inc., OnDemand Software, Inc., and Calypso Software Systems, Inc. Seagate Software, Storage Management Group was formed in February 1996 by combining Palindrome Corporation with Arcada Software. NSMG provides comprehensive software solutions for LAN, intranet and enterprise-wide client/server network, systems and storage management in Novell NetWare, Microsoft Windows NT, Microsoft Windows, IBM OS/2 and OS400, UNIX and DOS environments. Included in these product offerings are solutions for systems management spanning several related disciplines, including job and process management, enterprise automation, storage management, output management, problem resolution, asset management, security management, distribution management, change and configuration management, finance and resource management, networking and connectivity, capacity planning and performance management.

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

  Although products vary, all rigid disc drives incorporate the same basic technology. One or more rigid discs are attached to a spindle assembly that rotates the discs at a high constant speed around a hub. The discs (also known as media or disc media) are the components on which data is stored and from which it is retrieved. Each disc typically consists of a substrate of finely machined aluminum or glass with a magnetic layer of a "thin-film" metallic material.

  Rigid disc drive performance is commonly measured by four key characteristics: average access time (commonly expressed in milliseconds), which is the time needed to position the heads over a selected track on the disc surface; media data transfer rate (commonly expressed in megabits per second), which is the rate at which data is transferred to and from the disc; storage capacity (commonly expressed in megabytes or gigabytes), which is the amount of data that can be stored on the disc; and spindle rotation speed (commonly expressed in revolutions per minute), which has an effect on speed of access to data.

  Read/write heads, mounted on an arm assembly similar in concept to that of a record player, fly extremely close to each disc surface, and record data on and retrieve it from concentric tracks in the magnetic layers of the rotating discs.

  Upon instructions from the drive's electronic circuitry, a head positioning mechanism (an "actuator") guides the heads to the selected track of a disc where the data will be recorded or retrieved. The disc drive communicates with the host computer through an internal controller. Disc drive manufacturers may use one or more of several industry standard interfaces, such as SCSI (Small Computer System Interface), ATA (AT Attachment), and FC-AL (Fibre Channel-- Arbitrated Loop).

  Areal density is a measure of storage capacity per square inch on the recording surface of a disc. It represents the number of bits of information on a linear inch of the recording track (called bits per inch or bpi) multiplied by the number of recording tracks on a radial inch of the disc. With the proliferation of multimedia applications, the demand for increased drive capacities has and continues to increase at an accelerating rate since sound and moving pictures require many times the storage capacity of simple text. The Company has and continues to aggressively pursue a range of technologies to increase areal densities across the entire range of its products. As a result, Seagate drives today use advanced signal processing techniques such as PRML (Partial Response Maximum Likelihood) read/write channels, advanced servo systems, higher precision mechanics, and advanced head technologies. To attain greater areal densities, the Company currently incorporates magneto-resistive ("MR") heads into a substantial portion of its disc drives. MR heads have discrete read and write structures which take advantage of special magnetic properties in certain metals to achieve significantly higher storage capacities. There can be no assurance that the Company's MR head development effort will continue to be successful. See "Product Development."

MARKET OVERVIEW

  Rigid disc drives are used in a broad range of computer systems as well as for multimedia applications such as digital video and video-on-demand. The Company defines the major computer system markets to include mobile computers, desktop personal computers, workstation systems and server/multi-user systems. Users of computer systems are increasingly demanding additional data storage capacity with higher performance in order to (i) use more sophisticated applications software, including database management, CAD/CAM/CAE, desktop publishing, video editing and enhanced graphics applications, and (ii) operate in multi-user, multitasking and multimedia environments. Additionally, there is a sizable market for rigid disc drives in the existing installed base of computer systems some of which require additional storage capacity. These requirements for storage upgrades can be served through authorized distribution channels.

 Personal Computers--Desktop and Mobile

  Desktop and portable personal computers are used in a number of environments, ranging from homes to businesses and multi-user networks. Software applications are primarily word processing, spreadsheet, desktop publishing, database management, multimedia and other related applications. The Company believes the minimum storage requirements in the past year for entry-level personal computers were generally 810 megabytes ("MB") to 1.7 GB of formatted capacity with seek times ranging from 12.5 milliseconds ("msec") down to 10.5 msec. The entry level capacities continue to increase. In addition, users of personal computers have become increasingly price sensitive. The Company's objective for the desktop and mobile personal computer market is to design drives for high-volume, low-cost manufacture.

  Smaller footprint systems, such as mobile, laptop, notebook and ultraportable computers require rigid disc drives in form factors of less than
3.5 inches that emphasize durability and low power consumption in addition to capacity and performance characteristics found in their desktop functional equivalents. Personal digital assistants, hand-held and pen-based computers may use 1.8 inch or 2.5 inch hard disc drives or flash memory such as a PCMCIA card for additional memory. These mobile applications also emphasize low power consumption as well as very high degrees of durability.

 Workstation Systems

  Workstation systems include high performance microcomputers, technical workstations, servers and minicomputers. Applications are characterized by compute-intensive and data-intensive solutions, such as CAD/CAM/CAE, network management, larger database management systems, scientific applications and small to medium-sized business applications such as materials requirement planning, payroll, general ledger systems and related management reports. Workstation systems typically require rigid disc drive storage capacities of 2 GB and greater per drive, average seek times of 8 msec and rotation speeds of 7,200 rpm to 10,000 rpm. Due to the leading edge characteristics required by end-users of workstation systems, manufacturers of such systems emphasize performance as well as price as the key selling points.

 Server/Multi-user Systems

  Large systems include mainframes and supercomputers. Typical applications are medium and large business management systems, transaction processing, parallel processing and other applications requiring intensive data manipulation. Also included in high-end applications are systems designed for video-on-demand and near-line storage.

  Users of these systems generally require capacities of 4 GB and greater per drive with average seek times of 8 msec and rotation speeds of 5,400 rpm to 10,000 rpm. End-users of large systems are less concerned than users of smaller systems with the size, weight, power consumption and absolute cost of the drive. As with workstation systems, disc drive products are typically designed into these systems by the OEM with emphasis on performance, reliability and capacity. In this market segment, data storage subsystems are used containing large numbers of disc drives. Because data integrity is paramount, high device reliability and maintainability are key features. Mainframe, supercomputer and digital video systems also benefit from very high data transfer rates (up to ten times that in small computer systems).

  Users of these systems may also utilize redundant arrays of inexpensive disc drives ("RAID"). A RAID combines multiple small drives into an array of disc drives which yield performance equal to or exceeding a single high performance drive. The array of drives appears to the computer as a single storage drive.

PRODUCTS

 RIGID DISC DRIVES

  The Company's products include over 50 rigid disc drive models with form factors from 2.5 to 5.25 inches and capacities from 1 GB to 23 GB. The Company provides more than one product at some capacity points and differentiates products on a price/performance and form factor basis. The Company believes that its broad range of rigid disc drives is particularly appealing to customers, such as large OEMs, which require a wide variety of drive capacities, performance levels and interfaces. Producing for several market segments also broadens the Company's customer base and reduces the Company's reliance on any one segment of the computer market. The Company continues to devote its resources to developing products with industry leading performance characteristics and to being among the first to introduce such products to market. The Company continuously seeks to enhance its market presence in emerging segments of the rigid disc drive market by drawing on its established capabilities in high-volume, low-cost production. The Company believes it offers the broadest range of disc storage products available. See "Product Development".

 Mobile Computing

  In fiscal 1994, the Company introduced its Marathon family of 2.5 inch disc drives for the mobile computing market with its 420 MB Marathon 420sl in a
12.7 millimeter ("mm") high form factor. In February 1995 the Company announced the Marathon 810. This 810 MB product resulted from application of the Marathon 420sl technology to the 19 mm form factor. Volume production of the Marathon 810 commenced during the first quarter of fiscal 1996.

  In February 1996, the Company announced the Marathon 2250 and 1685 with reduced height, from 19 mm to 17 mm in formatted capacities of 2.2 GB and 1.6 GB. Also introduced were the Marathon 1350sl and 840sl in the 12.7 mm high form factor in formatted capacities of 1.3 GB and 840 MB, respectively. These products began volume production in the second quarter of fiscal 1997.

  In June 1996, the Company announced the Marathon 810sl. This product features 810 MB in the 12.7 mm form factor and represents an enhancement of the Marathon 420sl product through the use of MR heads and other leading technologies. Volume production of the Marathon 810sl commenced during the first quarter of fiscal 1997.

  In April 1997, the Company announced the Marathon 2130sl and 1420sl in the
12.7 mm form factor with formatted capacities of 2.1 GB and 1.4 GB, respectively. These two models are expected to begin volume production during the first quarter of fiscal 1998.

  All of the Company's mobile computing products currently utilize MR heads. Future plans for disc drives for the mobile computing market segment include continued higher capacities, lower cost designs and lower profile form factors.

 Desktop Computing

  In fiscal 1997, the Company continued to introduce new disc drive products for the desktop computing market. In the first quarter of fiscal 1997, the Company began volume production of the Medalist 1276 (model ST31276A). The first product designed and launched after the Company's merger with Conner Peripherals, the Medalist 1276 brought a 1.2 GB drive into the value PC segment in a Fast ATA-2 interface. The drive utilizes internally sourced heads, media, and other key components, making this a highly vertically integrated product design.

  During the second quarter of fiscal 1997, volume production commenced on the Medalist 1720 (ST31720A). This 1.7 GB hard drive is leveraged from the Medalist 1276 and is cost optimized for the entry level PC market. Also during the second quarter of fiscal 1997, the Company began shipping a new value-class 2.1 GB hard drive, the Medalist 2132 (ST32132A). The Medalist 2132 features SeaShield, a protective cover for the drive's printed circuit board. This feature helps improve reliability and makes installation easier. SeaShield has been well received in the distributor and reseller channels because it makes the Medalist 2132 easy to integrate into a computer system. The Company intends to continue the SeaShield concept across future desktop drive platforms. Finally during the second quarter of fiscal 1997, the Company also began volume production of the Medalist Pro 2520 (ST52520A), a performance class 2.5 GB drive in a slim-line 19 mm high form factor. The Medalist Pro 2520 is one of the Company's fastest ATA drives to date and has won at least three industry press awards.

  In the third quarter of fiscal 1997, the Company began shipping the Medalist 2160 SCSI (ST52160NA), a high performance, low cost 2 GB SCSI disc drive. Leveraged from a high volume ATA design, it features a 5,400 rpm rotation speed, 11 msec average seek time, 500,000 hour MTBF (mean time between failures), industry leading low acoustics, and low power consumption. The Medalist 2160 is targeted to systems that require SCSI yet do not need the larger capacities offered in the Company's high- end SCSI line. Also in the third quarter of fiscal 1997, the Company began volume shipments of a value class 3.2 GB hard drive, the Medalist 3240 (ST33240A). The Medalist 3240 features a 4,500 rpm spindle speed, a 12 msec seek time and multimedia-ready performance, meaning the drive can run full-screen, full-motion video.

  During the fourth quarter of fiscal 1997, the Company began production of the Medalist 4340 (ST34340A), a value-class 4.3 GB hard drive leveraged from the Medalist 3240. The Medalist 4340 offers the same features as the Medalist 3240. Depopulated versions of the Medalist 4340 also began production, including the Medalist 2120 (ST32120A), an entry level 2.1 GB hard drive, and the Medalist 1010 (ST31010A), an entry level, single platter 1 GB hard drive. The Medalist 1010 is targeted to entry level systems and emerging markets such as the ultra-low cost personal computer market. Volume shipments of the Medalist 4340, 2120 and 1010 are expected to commence in the first quarter of fiscal 1998.

 Workstation Systems

  In 1992, the Company introduced the Barracuda family of 3.5 inch drives. At 7,200 rpm the Barracuda had the highest rotation speed of any drives produced at that time. In fiscal year 1997, the Company introduced two new products in the Barracuda family, the Barracuda 4LP and the Barracuda 4XL. The Barracuda 4 LP is a 4 GB formatted capacity, high-performance drive in the low-profile form factor. Volume production of the Barracuda 4LP began in the second quarter of fiscal 1997. The Barracuda 4XL is a 4.5 GB formatted capacity drive in the low-profile form factor. The Barracuda 4XL, which began volume production during the fourth quarter of fiscal 1997, is designed to provide a balance of price and performance for the workstation market as it matures. The Barracuda family of drives has replaced the 5,400 rpm HAWK family in this market where drive performance has become a major consideration in the buying decision.

 Server/Multi-user Systems

  High-end applications range from digital video, video-on-demand, high-end file servers, mainframes and minicomputers to supercomputers. The Barracuda 9, a 9.1 GB formatted capacity drive, is the third generation of ultrahigh performance disc drives in the Barracuda family, described above. The Barracuda 9 began volume production in the second quarter of fiscal 1997. The Barracuda 4LP and 4XL, discussed under "Workstation Systems" above, are also used in server/multi-user systems.

  In August 1996, the Company announced the 3.5 inch Cheetah family, with rotation speeds of 10,000 rpm, formatted capacities of 4.5 GB and 9.1 GB, seek times of 7.5 msec, sustained data rates in excess of 15 MB per second and MTBF of 1,000,000 hours. This drive is focused at the very high performance segment of the market. Volume production of the Cheetah 4LP and the Cheetah 9 began in the third and fourth quarters of fiscal 1997, respectively.

  Addressing the high-end 5.25 inch market the Company has continued to leverage its Elite product line. In the third quarter of fiscal year 1997, production commenced on the Elite 23, a high performance, 5.25 inch disc drive with 23 GB of formatted capacity, a rotation speed of 5,400 rpm and MTFB of 500,000 hours.

  The Barracuda, Cheetah and Elite families all utilize industry leading technologies such as MR heads, PRML channels, embedded servo and laser textured media. The SCSI interface is common for all drives in these families, facilitating customer migration from one product to the next as capacity and performance requirements change.

 TAPE DRIVES

  Tape drives are peripheral hardware devices which enable low cost storage and protection of large volumes of data through the use of small tape cartridges. Computer systems of all types increasingly need dedicated backup storage peripherals that combine high capacity, high performance, low cost and reliability. Seagate's full line of minicartridge and Digital Audio Tape ("DAT") products meets the needs of the desktop and server markets to complement Seagate's line of disc drive products. In June 1997, the Company entered the mid-range server backup market with the first shipment of the Sidewinder 50. This 50 GB drive offers high reliability and performance and is based on Sony Electronics, Inc.'s advanced intelligent tape (AIT) technology standard. A substantial portion of the Company's tape drive products employ head technologies developed by the Company.

  Minicartridge Tape Drives: Seagate's family of low profile minicartridge tape drives is designed to provide from 3.2 GB to 8 GB of data storage on a single low-cost removable cartridge. The entry level products incorporate a floppy or parallel port interface and are designed for desktop PC applications. The Company's 8 GB minicartridge products are available with either SCSI or IDE (Integrated Drive Electronics) interfaces and address the need for higher performance tape solutions at an economical price. All minicartridge tape drives are sold either as bare drives or are bundled with software and other accessories and marketed under the "TapeStor" brand. All minicartridge products are currently manufactured for Seagate by Matsushita-Kotobuki Electronics Industries, Ltd. ("MKE") in Singapore. However, the Company began manufacturing the minicartridge products in Singapore during the first quarter of fiscal 1998.

  DAT Drives: High speed networked computer environments need automatic data protection and backup in the form of dedicated removable storage peripherals that combine high capacity, reliability, state-of-the-art backup performance and low cost per megabyte in a small form factor. The Seagate family of DAT products provides a balance of these features, storing up to 24 GB of data on a single 4 mm cartridge. All Seagate DAT products use the industry accepted high speed SCSI-2 interface which is the dominant systems interface for storage peripherals of this class. All DAT products are currently manufactured by MKE in Japan.

 OTHER PRODUCTS

  The Company offers warranty and out-of-warranty repair service to users of its disc and tape drives. The Company also designs and manufactures disc drive components, primarily thin-film heads, principally for use in its own products but also for sale to other disc drive manufacturers. In addition, the Company offers software products directed towards the client/server and network computing environments. See "Software Products."

MARKETING AND CUSTOMERS

  The Company sells its products to OEMs, distributors, resellers, dealers and retailers. OEM customers incorporate Seagate drives into computer systems for resale. OEMs either manufacture and assemble computer system components into computer systems; purchase components to build their systems; or purchase complete computer systems and integrate the drives and other hardware and software. Distributors typically resell Seagate disc drives to small OEMs, dealers and other resellers. Certain resellers to which the Company directly sells its products also resell Seagate drives as part of enhanced packages (e.g., an add-on kit for a computer or as part of their own computers). Shipments to OEMs were 71%, 72% and 74% of net sales in fiscal 1997, 1996 and 1995, respectively. In 1997 sales to Compaq Computer Corporation accounted for approximately 11% of the Company's consolidated net sales. No other customer accounted for 10% or more of consolidated net sales in 1997. No customer accounted for 10% or more of consolidated net sales in 1996 or 1995.

 OEMs

  OEM customers typically enter into purchase agreements with the Company. These agreements provide for pricing, volume discounts, order lead times, product support obligations and other terms and conditions, usually for periods of 12 to 24 months, although product support obligations generally extend substantially beyond this period. These master agreements typically do not commit the customer to buy any minimum quantity of products. Deliveries are scheduled only after receipt of purchase orders. In addition, with limited lead time, customers may cancel or defer most purchase orders without significant penalty. Anticipated orders from many of Seagate's customers have in the past failed to materialize or OEM delivery schedules have been deferred as a result of changes in their business needs. Such order fluctuations and deferrals have had a material adverse effect on the Company's operations in the past, and there can be no assurance that the Company will not experience such adverse effects in the future.

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

 Service and Warranty

  Seagate warrants its products against defects in design, materials and workmanship by the Company generally for two to five years depending upon the capacity category of the drive, with the higher capacity products being warranted for the longer periods. Warranty periods for drives have been increasing and may continue to increase. The Company's products are refurbished or repaired at facilities located in the United States, Singapore and Malaysia.

 Sales Offices

  The Company maintains sales offices throughout the United States and in Australia, England, France, Germany, Hong Kong, Ireland, Italy, Japan, Singapore, South Korea, Sweden, Taiwan and Thailand. Foreign sales are subject to certain controls and restrictions, including, in the case of certain countries, approval by the office of Export Administration of the United States Department of Commerce and other United States governmental agencies.

BACKLOG

  In view of customers' rights to cancel or defer orders with little or no penalty, the Company believes backlog in the disc drive industry can be misleading.

  The Company's backlog includes only those orders for which a delivery schedule has been specified by the customer. Substantially all orders shown as backlog at June 27, 1997 were scheduled for delivery within six months. Because many customers place large orders for delivery throughout the year, and because of the possibility of customer cancellation of orders or changes in delivery schedules, the Company's backlog as of any particular date is not indicative of the Company's potential sales for any succeeding fiscal period. The Company's order backlog at June 27, 1997 was approximately $960,000,000 compared with approximately $1,105,000,000 at June 28, 1996.

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

  Manufacturing of the Company's rigid disc drives is a complex process, requiring a "clean room" environment, the assembly of precision components within narrow tolerances and extensive testing to ensure reliability. The first step in the manufacturing of a rigid disc drive is the assembly of the actuator mechanism, heads, discs, and spindle motor in a housing to form the head-disc assembly (the "HDA"). The assembly of the HDA involves a combination of manual and semiautomated processes. After the HDA is assembled, a servo pattern is magnetically recorded on the disc surfaces. Upon completion, circuit boards are mated to the HDA and the completed unit is thoroughly tested prior to packaging and shipment. Final assembly and test operations of the Company's disc drives take place primarily at facilities located in Singapore, Thailand, Malaysia, China, Ireland, Minnesota and Oklahoma. Subassembly and component operations are performed at the Company's facilities in Singapore, Malaysia, Thailand, Minnesota, California, Northern Ireland, Indonesia, Mexico, China and Scotland. In addition, independent entities manufacture or assemble components for the Company in the United States, Europe and various Far East countries including Hong Kong, Japan, Korea, China, the Philippines, Singapore, Malaysia, Taiwan and Thailand.

  The Company believes its competitors' manufacturing processes for disc drive and actuator assembly may be more fully automated than its own. The Company believes that it must continue to develop automated manufacturing processes in order to remain competitive. In this regard, the Company has inherited a semi-automated process through its merger with Conner that it believes has enhanced its productivity and efficiency and it is continuing to selectively evaluate which steps in the manufacturing process would benefit from automation. There can be no assurance that the Company's efforts to develop and improve its automated manufacturing processes will be successful. Any failure of the Company to continue to develop and improve its automated manufacturing processes could have a material adverse effect on the Company's business.

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

  All three stages of manufacturing for both magneto-resistive and inductive thin-film heads are carried out at the Company's facilities. These three stages are wafer production, slider fabrication and head gimbal assembly. For disc, or media, production the Company purchases aluminum substrate blanks from third parties mainly in the U.S. and Japan. These blanks are machined, plated and polished to produce finished substrates at the

Company's plants in California and Mexico. While the majority of its substrate needs are produced internally, the Company also purchases substrates from third party suppliers, primarily in the Far East. In an effort to reduce its dependence on third party suppliers, the Company has established a new substrate plant in Limavady, Northern Ireland. Production began in this plant in August 1997. The Company's media manufacturing plants in California and Singapore put these substrates through the manufacturing processes necessary to deposit the magnetic storage alloy layer, the protective carbon overcoat and the lubricant as well as to achieve the proper degree of final surface smoothness and also carry out the quality assurance activities necessary to deliver finished media to Seagate's disc drive manufacturing plants. As is the case for substrates, the Company's internal media manufacturing operations supply the majority of its needs for media but media is also purchased from third party suppliers located in the U.S. and the Far East. In a similar effort to reduce dependence on third party suppliers, the Company has recently announced plans to construct a new media manufacturing plant in Ringaskiddy, County Cork, Ireland. Spindle motors are sourced principally from outside vendors in the Far East, although the Company is increasing its internal motor manufacturing capabilities. Actuator motors are sourced both from outside vendors and internally. The Company designs, generally in partnership with a major ASIC manufacturer, nearly all of its ASICs for motor and actuator control and manufactures a small portion of these circuits. It designs all or part of many of the other ASICs in the drive such as interface controllers, read/write channels and pre-amplifiers, and procures these from third parties. The vast majority of the high-volume surface-mount printed circuit assemblies are assembled internally. The Company evaluates the need for second sources for all of its components on a case-by-case basis and, where it is deemed desirable and feasible to do so, secures multiple sources. The Company has experienced production delays when unable to obtain sufficient quantities of certain components or assembly capacity. The Company attempts to maintain component inventory levels adequate for its short-term needs. However, an inability to obtain essential components, if prolonged, would adversely affect the Company's business.

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

  Offshore operations are subject to certain inherent risks, including delays in transportation, changes in governmental policies, tariffs, import/export regulations, and fluctuations in currency exchange rates in addition to geographic limitations on management controls and reporting. Although the Company has not had any significant adverse experience in this regard and has significant experience in the offshore production of its products, there can be no assurance that the inherent risks of offshore operations will not adversely effect the Company's future operating results. Recently, several Far East currencies have significantly declined in value relative to the U.S. Dollar. As a result, the Company will be required to mark-to-market a portion of the foreign currency forward exchange contracts that it has taken out as a hedge of these currencies and may be required to take a charge against income in the first quarter of fiscal 1998 ending October 3, 1997. It is anticipated that the amount of this charge will be material as it relates to the expected financial results for that quarter. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Disclosures about Market Risk." Certain of the Far East countries in which the Company operates have experienced political unrest and the Company's operations have been adversely affected for short periods of time.

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

  The Company develops new disc drive products and the processes to produce them at six locations: Longmont, Colorado; Moorpark and San Jose, California; Oklahoma City, Oklahoma; Bloomington, Minnesota; and Singapore. Generally speaking, Longmont, Moorpark, and Singapore are responsible for development of
3.5 inch form factor drives intended for desktop personal computer systems; San Jose is responsible for development of 2.5 inch form factor drives intended for mobile personal computers; Oklahoma City is responsible for development of 3.5 inch disc drives with capacities and interfaces intended for use in minicomputers, supermicrocomputers, workstations and file servers; and Bloomington is responsible for 3.5 inch and 5.25 inch products principally intended for use in systems ranging from workstations and superminicomputers to mainframe and supercomputers as well as new markets such as digital video and video-on-demand.

  The Company has focused its components research and development efforts in four main areas: heads, media, motors and ASICs. The major emphasis of this research and development effort is higher capacity, reduced size and power consumption, improved performance and reliability, and reduced cost. Disc drive customers require new products to have greater reliability with ever decreasing defective parts per million ("DPPMs") and ever increasing mean time between failures ("MTBFs").

  The principal areas of research and development relating to motors are improved bearings, smaller form factors, lower power requirements, quieter operation, higher reliability, improved magnets and lower cost. With continuing data storage density, the Company is researching alternatives to ball bearing spindle motors. Two of the candidates are the hydrodynamic bearing spindle motor and the contact free active magnetic bearing spindle motor. Among the advantages of these motors are decreased operating vibration, leakage free and superior drive level positioning which may enable the Company to achieve track densities above 20,000 tracks per inch. The motor design and development engineering group is located in Scotts Valley, California.

  The Company's head research and development efforts are focused on increasing recording densities, reducing the size and mass of the slider, developing suspensions and assembly technology for reduced head size, reducing the cost and increasing the reliability. This research and development includes substantial effort to develop and manufacture MR heads and advanced air bearing sliders for high areal density and small form factor products. While the Company currently produces a substantial portion of its disc drives utilizing its MR heads, there can be no assurance that the Company's MR head development effort will continue to be successful and a failure of the Company to successfully manufacture and market products incorporating MR head technology in a timely manner could have a material adverse effect on the Company's business and results of operations.

  Media research and development is primarily related to achieving higher areal densities consistent with the efforts undertaken in the head operations of the Company as well as developing the capability to produce media of reduced dimensions from those of current main-stream products. These media research and development refforts are subdivided into several main approaches to achieving these goals: developing smoother, flatter substrates that permit lower head flying heights; developing thinner, smaller-diameter substrates to support development of physically smaller disc drives; developing improved magnetic storage alloys, overcoat materials and surface lubricants that permit higher coercivities and improved electromagnetic performance as well as use with MR heads while providing enhanced wear and reliability performance; and, finally, developing enhanced substrate and media manufacturing processes that allow the Company to implement the results of its other developments while increasing the consistency and reducing the cost of producing high performance magnetic storage media. As a consequence of these efforts, the Company reviews, on an on-going basis, not only improved versions and smaller size versions of the industry-standard aluminum and glass substrates but also substrates of alternative materials. The Company experiments with the elemental content of the storage alloys and overcoat materials and the sputtering processes used to deposit them. The Company evaluates different lubricants and pursues variations in the techniques used to obtain the proper degree of surface smoothness including both mechanical and other processes. There can be no assurance that the Company's media development efforts will be successful.

  ASIC development has been and will continue to be focused on optimizing the architecture for system performance, cost and reliability. In addition, the focus has been and will continue to be on reducing the number of parts, the amount of power consumption, and the size, and increasing areal densities by use of advanced signal processing techniques such as PRML read/write channels.

  In August 1997, the Company acquired Quinta Corporation, a developer of ultra-high capacity disc drive technologies, including a new optically assisted Winchester ("OAW") technology. OAW technology is designed to integrate optical, magnetic and telecommunications technologies for the purpose of building a new class of high capacity cost-effective disc drive storage devices.

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

  During the fiscal years ended June 27, 1997, June 28, 1996 and June 30, 1995, the Company's product development expenses were $459,330,000, $420,429,000 and $353,506,000, respectively.

PATENTS AND LICENSES

  The Company has over 765 U.S. patents and 376 foreign patents and has approximately 495 U.S. and 662 foreign patent applications pending. Due to the rapid technological change that characterizes the rigid disc drive industry, the Company believes that the improvement of existing products, reliance upon trade secrets and unpatented proprietary know-how and development of new products are generally more important than patent protection in establishing and maintaining a competitive advantage. Nevertheless, the Company believes that patents are of value to its business and intends to continue its efforts to obtain patents, when available, in connection with its research and development program. There can be no assurance that any patents obtained will provide substantial protection or be of commercial benefit to the Company, or that their validity will not be challenged.

  Because of rapid technological development in the disc drive industry, certain of the Company's products have been and it is possible other products could be accused of infringement of existing patents. The rigid disc drive industry has been characterized by significant litigation relating to patent and other intellectual property rights. From time to time, the Company receives claims that certain of its products infringe patents of third parties. Although the Company has been able to resolve some such claims or potential claims by obtaining licenses or rights under the patents in question without a material adverse affect on the Company, other such claims are pending which if resolved unfavorably to the Company could have a material adverse effect on the Company's business. For a description of current disputes see the "Litigation" note to the Company's consolidated financial statements. In addition, the costs of engaging in intellectual property litigation may be substantial regardless of outcome. The Company has patent cross licenses with Areal Technology, Hewlett-Packard Company, NEC Corporation, Toshiba Corporation, Hitachi, Ltd., Quantum Corporation, Ceridian Corporation (formerly Control Data Corporation), IBM, Hyundai Electronics America (Maxtor Corporation), Read-Rite Corporation, Applied Magnetics Corporation, Headway Technologies, Inc., Kubota Corporation (Akashic Memories Corp.), Asahi Komag Co., Ltd., Showa Denko K.K., StorMedia Inc. Co., Ltd., TDK Corporation, Fujitsu Limited and Micropolis (S) Pte Ltd. and is licensed under certain Unysis, Bull and Bull SA disc drive and controller patents by virtue of such companies' former ownership of Magnetic Peripherals Inc., now merged into the Company. Additionally, the Company has agreements in principle with other major disc drive companies.

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

  Product life cycles are relatively short in the disc drive industry. The Company expects its competitors to offer new and existing products at prices necessary to gain or retain market share and customers. To remain competitive, the Company believes it will be necessary to continue to reduce its prices and aggressively enhance its product offerings. In addition to the foregoing, the ability of the Company to compete successfully will also depend on its ability to provide timely product introductions and to continue to reduce production costs. The Company's establishment and ongoing expansion of production facilities in Singapore, Thailand, Malaysia, China and Ireland are directed toward such cost reductions. The Company believes that its future success will depend upon its ability to develop, manufacture and market products of high quality and reliability which meet changing user needs, and which successfully anticipate or respond to changes in technology and standards on a cost-effective and timely basis, of which there can be no assurance.

  The introduction of products using alternative technologies could be a significant source of competition. For example, optical recording and high-speed semiconductor memory could compete with the Company's products in the future. Although optical disc technologies are attractive for certain archival and imaging applications, they have lower performance and are more costly than magnetic disc drives and the Company does not believe that they will be competitive with magnetic disc drives in the immediate future in markets requiring on-line, random access, non-volatile mass storage. Semiconductor memory (SRAM and DRAM) is much faster than magnetic disc drives, but currently is volatile (i.e., subject to loss of data in the event of power failure) and much more costly. Flash EE prom, a nonvolatile semiconductor memory, is currently much more costly and, while it has higher read performance than disc drives, it has lower write performance. Flash EE prom could become competitive in the near future for applications requiring less storage capacity (i.e., less than 200 MB) than is required in the Company's more traditional computer related market place.

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

  The Company's portion of the estimated cost of investigation and remediation of known contamination at the sites to be incurred after June 27, 1997 was approximately $16,500,000. Through June 27, 1997 the Company had recovered approximately $4,300,000 from Ceridian through its indemnification and cost sharing agreements with Ceridian and, in addition, expects to recover approximately $9,700,000 from Ceridian over the next 30 years. After deducting the expected recoveries from Ceridian, the expected aggregate undiscounted liability was approximately $6,800,000 at June 27, 1997 with payments expected to begin in 1999. The total liability for all sites recorded by the Company after considering the estimated effects of inflation, reimbursements by Ceridian and discounting was approximately $3,100,000 at June 27, 1997.

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

EMPLOYEES

  From June 28, 1996 to June 27, 1997, the number of persons employed worldwide by the Company increased from approximately 87,000 to approximately 111,000. Approximately 93,000 of the Company's employees were located in the Company's Far East operations as of June 27, 1997. In addition, the Company makes use of supplemental employees, principally in manufacturing, who are hired on an as-needed basis. Management believes that the future success of the Company will depend in part on its ability to attract and retain qualified employees at all levels, of which there can be no assurance. The Company believes that its employee relations are good.

ITEM 2. PROPERTIES

  Seagate's executive offices are located in Scotts Valley, California. Principal manufacturing facilities are located in Singapore, Thailand, Malaysia, Minnesota, California, Oklahoma, China, Northern Ireland and Ireland. A major portion of the Company's facilities are occupied under leases which expire at various times through 2015. The following is a summary of square footage owned or leased by the Company:

                           FACILITIES (SQUARE FEET)
-------------------------------------------------------------------------------

                         MANUFACTURING   PRODUCT
        LOCATION          & WAREHOUSE  DEVELOPMENT ADMINISTRATIVE   TOTAL
        --------         ------------- ----------- -------------- ----------
NORTH AMERICA
  California
    Central California..      16,768      36,934        30,325        84,027 (1)
    Northern California.     789,445     127,668       452,098     1,369,211 (2)
    Southern California.     345,590      99,415        45,331       490,336 (3)
  Colorado..............      48,850     140,400        25,044       214,294 (4)
  Minnesota.............     873,605      73,498       205,163     1,152,266 (5)
  Oklahoma..............     293,701      77,497        93,492       464,690 (6)
  Northeast USA.........       2,000      39,820        10,100        51,920
  Southeast USA.........       8,750      43,975        79,402       132,127 (7)
  Other USA.............      46,341      17,782        18,887        83,010
  Canada/Mexico.........     137,460      16,922        22,578       176,960
                           ---------     -------     ---------    ----------
TOTAL NORTH AMERICA.....   2,562,510     673,911       982,420     4,218,841
                           ---------     -------     ---------    ----------
EUROPE
  England...............         --        9,052        33,873        42,925 (8)
  Ireland...............     135,000         --         20,000       155,000 (9)
  Northern Ireland......     264,700       4,900        51,500       321,100 (10)
  Netherlands...........      92,234         --         28,955       121,189
  Scotland..............      73,555       3,680        19,988        97,223 (11)
  Other Europe..........         --          --         46,428        46,428 (12)
                           ---------     -------     ---------    ----------
TOTAL EUROPE............     565,489      17,632       200,744       783,865
                           ---------     -------     ---------    ----------
ASIA
  China.................     302,039         --            --        302,039
  Malaysia..............   1,312,242         --        158,245     1,470,487 (13)
  Philippines...........         --          --            999           999 (14)
  Singapore.............   1,755,498      27,248       219,945     2,002,691 (15)
  Thailand..............   1,517,833         --        239,632     1,757,465 (16)
  Other Pacific Rim.....      30,167         --         49,836        80,003
                           ---------     -------     ---------    ----------
TOTAL ASIA..............   4,917,779      27,248       668,657     5,613,684
                           ---------     -------     ---------    ----------
TOTAL...................   8,045,778     718,791     1,851,821    10,616,390
                           =========     =======     =========    ==========

--------
(1) Includes approximately 30,598 square feet owned by the Company.

(2) Includes approximately 324,756 square feet owned by the Company. Excludes 101,338 square feet unoccupied and approximately 22,336 square feet subleased to others.

(3) Includes approximately 105,709 square feet owned by the Company. Excludes approximately 38,209 square feet subleased to others.

(4) Excludes approximately 31,000 square feet under construction.

(5) Includes approximately 647,046 square feet owned by the Company. Excludes approximately 220,002 square feet subleased to others.

(6) Includes approximately 235,610 square feet owned by the Company.

 (7) Excludes approximately 12,641 square feet unoccupied and approximately 4,395 square feet subleased to others.

 (8) Excludes approximately 10,000 square feet unoccupied and approximately 22,388 square feet subleased to others.

 (9) Includes approximately 155,000 square feet owned by the Company.

(10) Includes approximately 321,100 square feet owned by the Company.

(11) Excludes approximately 10,775 square feet unoccupied.

(12) Excludes approximately 130,290 owned square feet unoccupied. Excludes approximately 32,600 square feet under construction.

(13) Includes approximately 1,468,727 square feet owned by the Company. Excludes approximately 170,000 square feet under construction.

(14) Excludes approximately 355,000 square feet under construction.

(15) Includes approximately 1,571,698 square feet owned by the Company. Excludes approximately 14,000 square feet under construction.

(16) Includes approximately 320,037 square feet owned by the Company. Excludes approximately 200,000 square feet under construction.

ITEM 3. LEGAL PROCEEDINGS

  The information required by this item is incorporated by reference to pages 28 and 33-35 of the Annual Report to Stockholders, filed as Exhibit 13.1 hereto.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

  The present executive officers of the Company are as follows:

                                                                         EXECUTIVE
                                                                          OFFICER
        NAME          AGE                    POSITION                      SINCE
        ----          ---                    --------                    ---------
Alan F. Shugart        66 President, Chief Executive Officer and           1979
                          Chairman of the Board
Bernardo A. Carballo   48 Executive Vice President, Worldwide Sales,       1991
                          Marketing, Product Line Management and
                          Customer Service
Brendan C. Hegarty     54 Executive Vice President, Chief Operating        1989
                          Officer, Recording Head Group
Stephen J. Luczo       40 Executive Vice President, Corporate              1993
                          Development and Chairman of the Board of
                          Directors, Seagate Software Inc.
Thomas F. Mulvaney     48 Senior Vice President, General Counsel, and      1996
                          Assistant Secretary
Ronald D. Verdoorn     47 Executive Vice President, Chief Operating        1991
                          Officer, Storage Products Group
Donald L. Waite        64 Executive Vice President, Chief                  1983
                          Administrative Officer, Chief Financial
                          Officer and Secretary
William D. Watkins     44 Executive Vice President, Chief Operating        1996
                          Officer, Recording Media Group

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

  Mr. Luczo joined the Company in October 1993 as Senior Vice President, Corporate Development. In March 1995 he was promoted to Executive Vice President, Corporate Development and Chief Operating Officer of the Software Group and in July 1997 he was appointed Chairman of the Board of the Software Group. Prior to joining the Company he was Senior Managing Director of the Global Technology Group of Bear, Stearns & Co. Inc., an investment banking firm, from September 1993 to October 1993. He served as Co-Head of the Global Technology Group of Bear, Stearns & Co. Inc. from February 1992 to October 1993. Prior to joining Bear, Stearns & Co. Inc., Mr. Luczo was with Salomon Brothers Inc., an investment banking firm, from 1984 to February 1992, most recently as Vice President and Head of West Coast Technology.

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

  Mr. Verdoorn joined the Company in 1983. From 1987 to 1991 he was Vice President, Far East Manufacturing and in November 1991 he was promoted to Senior Vice President, Manufacturing Operations. In March 1995 he was promoted to Executive Vice President, Chief Operating Officer of the Storage Products Group. He also serves as a Director of EA Industries, Inc.

  Mr. Waite joined the Company in 1983 as Vice President of Finance and Chief Financial Officer, and was promoted to Senior Vice President, Finance in 1984. In March 1995 he was promoted to Executive Vice President, Chief
Administrative Officer and Chief Financial Officer. He also serves as a Director of California Micro Devices.

  Mr. Watkins joined the Company in February 1996. Prior to joining the Company he was President and General manager of the Conner Disc Division from January 1990 until February 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  The information required by this Item is incorporated by reference to pages 1-3 of the Annual Report to Stockholders, filed as Exhibit 13.1 hereto.

  There have been no sales of unregistered securities by the Company since July 1, 1994.

ITEM 6. SELECTED FINANCIAL DATA

  The information required by this Item is incorporated by reference to pages 1-3 of the Annual Report to Stockholders, filed as Exhibit 13.1 hereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information required by this Item is incorporated by reference to pages 3-12 of the Annual Report to Stockholders, filed as Exhibit 13.1 hereto.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this Item is incorporated by reference to pages 1-3 and 13-37 of the Annual Report to Stockholders, filed as Exhibit 13.1 hereto.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information regarding directors of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, are hereby incorporated herein by reference to the sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, in the Company's Proxy Statement to be filed with the Commission within 120 days of the end of the Registrant's fiscal year pursuant to General Instruction G(3) to Form 10-K. The information required by that Item concerning executive officers is set forth in Part I of this Report.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as a part of this Report:

  1.Financial Statements. The following Consolidated Financial Statements of Seagate Technology, Inc. and Report of Independent Auditors are incorporated by reference in Item 8:

    Report of Independent Auditors

    Consolidated Balance Sheets--June 27, 1997 and June 28, 1996.

    Consolidated Statements of Income--Years Ended June 27, 1997, June 28, 1996 and June 30, 1995.

    Consolidated Statements of Stockholders' Equity--Years Ended June 27, 1997 and June 28, 1996 and June 30, 1995.

    Consolidated Statements of Cash Flows--Years Ended June 27, 1997, June 28, 1996 and June 30, 1995.

    Notes to Consolidated Financial Statements.

  2.Financial Statement Schedules. The following consolidated financial statement schedules of Seagate Technology, Inc. are filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Seagate Technology, Inc.:

     SCHEDULE                                                              PAGE
     --------                                                              ----
     II--Valuation and Qualifying Accounts................................  23
     Report of Independent Accountants for Seagate Peripherals, Inc.
      (formerly Conner Peripherals, Inc.).................................  24
     Report of Independent Accountants on Financial Statement Schedule II
      for Seagate Peripherals, Inc. (formerly Conner Peripherals, Inc.)...  25

  Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

  3.Exhibits:

                                                                         NOTES:
                                                                         ------
      3.1  Certificate of Incorporation of Registrant, as amended.        (A)
      3.2  By-Laws of Registrant, as amended.                             (B)
      4.1  Indenture, dated as of March 1, 1997 (the "Indenture"), between Seagate Technology, Inc. (the "Company") and First
           Trust of California, National Association, as Trustee.         (C)
      4.2  Officers' Certificate pursuant to Section 301 of the
           Indenture, without Exhibits, establishing the terms of the
           Company's senior notes and senior debentures.                  (C)
      4.3  Form of Senior Note.                                           (C)
      4.4  Form of Senior Debenture.                                      (C)
     10.1  1983 Incentive Stock Option Plan and form of Stock Option
           Agreement.                                                     (E)
     10.2  Seagate Technology Employee Stock Purchase Plan.               (N)
     10.3  Registrant's Executive Stock Plan.                             (L)
     10.4  Conner Peripherals, Inc. 1986 Incentive Stock Plan.            (L)
     10.5  Ground and building lease dated March 31, 1983 between the
           Registrant and First Scotts Valley, Inc.                       (E)
     10.6  Ground lease dated July 15, 1982 between the Registrant and
           First Scotts Valley, Inc.                                      (G)
     10.7  Grant Deed dated June 25, 1983 between the Registrant and
           Albert L. and Anne Russo.                                      (A)
     10.8  Lease Agreement dated May 20, 1985 between Seagate
           Singapore, Pte., Ltd. and Jurong Town Corporation, and
           related Mortgage Agreement.                                    (H)
     10.9  Lease Agreements dated from April 1, 1983 through May 16,
           1985 between Seagate Technology Singapore, Pte., Ltd. and
           Jurong Town Corporation.                                       (H)
     10.10 Lease Agreement dated September 11, 1984 between Seagate
           Technology Singapore, Pte., Ltd. and the Science Counsel of
           Singapore.                                                     (I)
     10.11 Lease Agreement dated from August 16, 1985 through June 8,
           1988 between Seagate Technology Singapore, Pte., Ltd. and
           Jurong Town Corporation.                                       (I)
     10.12 Deed of Assignment dated February 18, 1987 between Seagate
           Technology Singapore, Pte., Ltd. and the Hong Kong and
           Shanghai Banking Corporation.                                  (I)
     10.13 Factory Development Master Agreement dated December 14,
           1987 and Amendment 1 thereto dated January 21, 1988 between
           Seagate Technology (Thailand) Ltd. and Mrs. Curairat
           Bonython.                                                      (I)
     10.14 Master Agreement dated June 10, 1988 between Seagate
           Technology (Thailand) Ltd. and Chokchai International Co.,
           Ltd.                                                           (I)
     10.15 Lease Agreement dated July 18, 1987 and Amendment No. 1 thereto dated June 10, 1988 between Seagate Technology
           (Thailand) Ltd. and Chokchai International Co., Ltd.           (I)
     10.16 Industrial Lease dated December 31, 1983 between Mission
           Business Company and Grenex, Inc.                              (H)
     10.17 1991 Incentive Stock Option Plan and Form of Option
           Agreement, as amended.

     10.18 Acquisition Agreement dated as of September 29, 1989 by and      (J)
           among Seagate Technology, Inc. and Control Data Corporation,
           Imprimis Technology Incorporated and Magnetic Peripherals,
           Inc.
     10.19 Amended and Restated Directors' Option Plan and Form of Option
           Agreement.                                                       (K)
     10.20 Amended and Restated Archive Corporation Stock Option and
           Restricted Stock Purchase Plan--1981.                            (L)
     10.21 Amended and Restated Archive Corporation Incentive Stock
           Option Plan--1981.                                               (L)
     10.22 Conner Peripherals, Inc.--Arcada Holdings, Inc. Stock Option
           Plan.                                                            (M)
     10.23 Arcada Holdings, Inc. 1994 Stock Option Plan.                    (M)
     11.1  Computation of Net Income per Share (see page 26).
     13.1  Portions of the 1997 Annual Report to Stockholders.
     21.1  Subsidiaries of the Registrant.
     23.1  Consent of Ernst & Young LLP, Independent Auditors.
     23.2  Consent of Price Waterhouse LLP, Independent Accountants for
           Seagate Peripherals, Inc. (formerly Conner Peripherals, Inc.)
     24.1  Power of Attorney (included on page 22).
     27    Financial Data Schedule

--------
(A) Incorporated by reference to exhibits filed in response to Item 16, "Exhibits," of the Company's Registration Statement on Form S-3 (File No. 33-13430) filed with the Securities and Exchange Commission on April 14, 1987.
(B) Incorporated by reference to exhibits filed in response to Item 14 (a), "Exhibits," of the Company's Form 10-K, as amended, for the year ended June 30, 1990.
(C) Incorporated by reference to exhibits filed in response to Item 7(b), "Financial Statements and Exhibits" of the Company's Current Report on Form 8-K dated March 4, 1997.
(D) Incorporated by reference to exhibits filed in response to Item 30(b), "Exhibits," of the Company's Registration Statement on Form S-1 and Amendment No. 1 thereto (File No. 2-73663), as declared effective by the Securities and Exchange Commission on September 24, 1981.
(E) Incorporated by reference to exhibits filed in response to Item 14(a), "Exhibits," of the Company's Form 10-K for the year ended June 30, 1983.
(F) Incorporated by reference to exhibits filed in response to Item 20, "Exhibits," of the Company's Registration Statement on Form S-8/S-3 (file No. 2-98486) filed with the Securities and Exchange Commission on June 19, 1985.
(G) Incorporated by reference to exhibits filed in response to Item 16(a), "Exhibits," of the Company's Registration Statement on Form S-1 (File No. 2-78672) filed with the Securities and Exchange Commission on August 3, 1982.
(H) Incorporated by reference to exhibits filed in response to Item 14(a), "Exhibits," of the Company's Form 10-K for the year ended June 30, 1985.
(I) Incorporated by reference to exhibits filed in response to Item 14(a), "Exhibits," of the Company's Form 10-K for the year ended June 30, 1988.
(J) Incorporated by reference to exhibits filed in response to Item 7(c), "Exhibits," of the Company's Current Report on Form 8-K dated October 2, 1989.
(K) Incorporated by reference to exhibits filed in response to Item 14(a), "Exhibits," of the Company's Form 10-K for the year ended June 30, 1991.
(L) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-8 (registration number 333-697) as filed with the Commission on February 5, 1996.
(M) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-8 (registration number 333-1059) as filed with the Commission on February 21, 1996.
(N) Incorporated by reference to exhibits filed in response to Item 30(b). "Exhibits," of the Company's Registration Statement on Form S-1 and Amendment No. 1 thereto (File No. 2-73663), as declared effective by the Securities and Exchange Commission on September 24, 1981.

  (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended June 27, 1997.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          SEAGATE TECHNOLOGY, INC.

                                                 /s/ ALAN F. SHUGART
                                          By: _________________________________
                                                (Alan F. Shugart, Chairman of
                                                          the Board,
                                                      President and Chief
                                                      Executive Officer)

Dated: August 19, 1997

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


             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

  /s/ Alan F. Shugart                Chairman of the Board,          August 19, 1997
____________________________________ President and Chief
   Alan F. Shugart                   Executive Officer

  /s/ Donald L. Waite                Executive Vice President,       August 19, 1997
____________________________________ Chief Administrative Officer
   Donald L. Waite                   and Chief Financial Officer
                                     (Principal Financial and
                                     Accounting Officer)

  /s/ Gary B. Filler                 Director                        August 19, 1997
____________________________________
   Gary B. Filler

  /s/ Kenneth Haughton               Director                        August 19, 1997
____________________________________
   Kenneth Haughton

  /s/ Robert A. Kleist               Director                        August 19, 1997
____________________________________
   Robert A. Kleist

  /s/ Lawrence Perlman               Director                        August 19, 1997
____________________________________
   Lawrence Perlman

  /s/ Thomas P. Stafford             Director                        August 19, 1997
____________________________________
   Thomas P. Stafford

  /s/ Laurel L. Wilkening            Director                        August 19, 1997
____________________________________
   Laurel L. Wilkening

                            SEAGATE TECHNOLOGY, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

         COL. A            COL. B      COL. C     COL. D      COL. E         COL. F
         ------          ----------- ---------- ---------- ------------    -----------
                                           ADDITIONS
                                     ---------------------
                                                CHARGED TO
                         BALANCE AT  CHARGED TO   OTHER                    BALANCE AT
                          BEGINNING  COSTS AND  ACCOUNTS-- DEDUCTIONS--      END OF
      DESCRIPTION         OF PERIOD   EXPENSES   DESCRIBE    DESCRIBE        PERIOD
      -----------        ----------- ---------- ---------- ------------    -----------
YEAR ENDED JUNE 27,
 1997:
  Deducted from asset
   accounts:
    Allowance for
     doubtful accounts.. $66,656,000 $5,729,000    $--     $11,972,000(1)  $60,413,000
                         =========== ==========    ====    ===========     ===========
YEAR ENDED JUNE 28,
 1996:
  Deducted from asset
   accounts:
    Allowance for
     doubtful accounts.. $71,702,000 $3,744,000    $--     $ 8,790,000(2)  $66,656,000
                         =========== ==========    ====    ===========     ===========
YEAR ENDED JUNE 30,
 1995:
  Deducted from asset
   accounts:
    Allowance for
     doubtful accounts.. $64,689,000 $8,898,000    $--     $ 1,885,000(3)  $71,702,000
                         =========== ==========    ====    ===========     ===========

--------
(1) $11,972,000 uncollectible accounts written off, net of recoveries.

(2) $8,790,000 uncollectible accounts written off, net of recoveries.

(3) $1,885,000 uncollectible accounts written off, net of recoveries.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                         FOR SEAGATE PERIPHERALS, INC.
                      (FORMERLY CONNER PERIPHERALS, INC.)

To the Board of Directors and Stockholders of Seagate Peripherals, Inc. (formerly Conner Peripherals, Inc.)

  In our opinion, the consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows of Seagate Peripherals, Inc. (formerly Conner Peripherals, Inc.) and its subsidiaries (not presented separately herein) present fairly, in all material respects, their financial position at December 31, 1995, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

San Jose, California
January 15, 1996, except for Note 6, Note 10 and
 Note 16 which are as of February 28, 1996

                       REPORT OF INDEPENDENT ACCOUNTANTS
                      ON FINANCIAL STATEMENT SCHEDULE FOR
                           SEAGATE PERIPHERALS, INC.
                      (FORMERLY CONNER PERIPHERALS, INC.)

To the Board of Directors and Stockholders of Seagate Peripherals, Inc. (formerly Conner Peripherals, Inc.)

  Our audit of the consolidated financial statements of Seagate Peripherals, Inc. (formerly Conner Peripherals, Inc.) and its subsidiaries referred to in our report dated January 15, 1996 appearing on page 24 of this Form 10-K also included an audit of Financial Statement Schedule II of Seagate Peripherals, Inc. (formerly Conner Peripherals, Inc.) and its subsidiaries (not presented separately herein). In our opinion, this Financial Statement Schedule of Seagate Peripherals, Inc. (formerly Conner Peripherals, Inc.) and its subsidiaries presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP

San Jose, California
January 15, 1996

                           SEAGATE TECHNOLOGY, INC.
                               INDEX TO EXHIBITS

EXHIBITS                                                                  NOTES
--------                                                                  -----

 3.1    Certificate of Incorporation of Registrant, as amended.             (A)
 3.2    By-Laws of Registrant, as amended.                                  (B)
 4.1    Indenture, dated as of March 1, 1997 (the "Indenture), between
        Seagate Technology, Inc. (the "Company") and First Trust of
        California, National Association, as Trustee.                       (C)
 4.2    Officers' Certificate pursuant to Section 301 of the Indenture, without Exhibits, establishing the terms of the Company's senior
        notes and senior debentures.                                        (C)
 4.3    Form of Senior Note.                                                (C)
 4.4    Form of Senior Debenture.                                           (C)
10.1    1983 Incentive Stock Option Plan and form of Stock Option
        Agreement.                                                          (E)
10.2    Seagate Technology Employee Stock Purchase Plan.                    (N)
10.3    Registrant's Executive Stock Plan.                                  (L)
10.4    Conner Peripherals, Inc. 1986 Incentive Stock Plan.                 (L)
10.5    Ground and building lease dated March 31, 1983 between the
        Registrant and First Scotts Valley, Inc.                            (E)
10.6    Ground lease dated July 15, 1982 between the Registrant and
        First Scotts Valley, Inc.                                           (G)
10.7    Grant Deed dated June 25, 1983 between the Registrant and Albert
        L. and Anne Russo.                                                  (A)
10.8    Lease Agreement dated May 20, 1985 between Seagate Singapore,
        Pte., Ltd. and Jurong Town Corporation, and related Mortgage
        Agreement.                                                          (H)
10.9    Lease Agreements dated from April 1, 1983 through May 16, 1985 between Seagate Technology Singapore, Pte., Ltd. and Jurong Town
        Corporation.                                                        (H)
10.10   Lease Agreement dated September 11, 1984 between Seagate Technology
        Singapore, Pte., Ltd. and the Science Counsel of Singapore.         (I)
10.11   Lease Agreement dated from August 16, 1985 through June 8, 1988 between Seagate Technology Singapore, Pte., Ltd. and Jurong Town
        Corporation.                                                        (I)
10.12   Deed of Assignment dated February 18, 1987 between Seagate
        Technology Singapore, Pte., Ltd. and the Hong Kong and Shanghai
        Banking Corporation.                                                (I)
10.13 Factory Development Master Agreement dated December 14, 1987 and Amendment 1 thereto dated January 21, 1988 between Seagate
        Technology (Thailand) Ltd. and Mrs. Curairat Bonython.              (I)
10.14   Master Agreement dated June 10, 1988 between Seagate Technology
        (Thailand) Ltd. and Chokchai International Co., Ltd.                (I)
10.15   Lease Agreement dated July 18, 1987 and Amendment No. 1 thereto dated June 10, 1988 between Seagate Technology (Thailand) Ltd. and
        Chokchai International Co., Ltd.                                    (I)
10.16   Industrial Lease dated December 31, 1983 between Mission Business
        Company and Grenex, Inc.                                            (H)
10.17   1991 Incentive Stock Option Plan and Form of Option Agreement, as
        amended.
10.18 Acquisition Agreement dated as of September 29, 1989 by and among Seagate Technology, Inc. and Control Data Corporation, Imprimis
        Technology Incorporated and Magnetic Peripherals, Inc.              (J)
10.19   Amended and Restated Directors' Option Plan and Form of Option
        Agreement.                                                          (K)
10.20   Amended and Restated Archive Corporation Stock Option and
        Restricted Stock Purchase Plan - 1981.                              (L)
10.21   Amended and Restated Archive Corporation Incentive Stock Option
        Plan - 1981.                                                        (L)
10.22   Conner Peripherals, Inc. - Arcada Holdings, Inc. Stock Option
        Plan.                                                               (M)

10.23   Arcada Holdings, Inc. 1994 Stock Option Plan.                      (M)
11.1    Computation of Net Income per Share (see page 26).
13.1    Portions of the 1997 Annual Report to Stockholders.
21.1    Subsidiaries of the Registrant.
23.1    Consent of Ernst & Young LLP, Independent Auditors.
23.2    Consent of Price Waterhouse LLP, Independent Accountants for
        Seagate Peripherals, Inc. (formerly Conner Peripherals, Inc.)
24.1    Power of Attorney (included on page 22).
27      Financial Data Schedule
--------------------
(A) Incorporated by reference to exhibits filed in response to Item 16, "Exhibits," of the Company's Registration Statement on Form S-3 (File No. 33-13430) filed with the Securities and Exchange Commission on April 14, 1987.

(B) Incorporated by reference to exhibits filed in response to Item 14(a), "Exhibits," of the Company's Form 10-K, as amended, for the year ended June 30, 1990.

(C) Incorporated by reference to exhibits filed in response to Item 7(b), "Financial Statements and Exhibits" of the Company's Current Report on Form 8-K dated March 4, 1997.

(D) Incorporated by reference to exhibits filed in response to Item 30(b), "Exhibits," of the Company's Registration Statement on Form S-1 and Amendment No. 1 thereto (File No. 2-73663), as declared effective by the Securities and Exchange Commission on September 24, 1981.

(E) Incorporated by reference to exhibits filed in response to Item 14(a), "Exhibits," of the Company's Form 10-K for the year ended July 30, 1983.

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

(L) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8 (registration number 333-697) as filed with the Commission on February 5, 1996.

(M) Incorporated by reference to exhibits filed with the Registrant's Registration Statement on Form S-8 (registration number 333-1059) as filed with the Commission on February 21, 1996.

(N) Incorporated by reference to exhibits filed in response to Item 30(b). "Exhibits" of the Company's Registration Statement on Form S-1 and Amendment No. 1 thereto (File No. 2-73663), as declared effective by the Securities and Exchange Commission on September 24, 1981.

    (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company
        -------------------
        during the quarter ended June 27, 1997.