Form 10-Q
period 1997-10-03
SEAGATE TECHNOLOGY INC
filed 1997-11-12
CIK 354952

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                      OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended October 3, 1997
                        Commission File Number 0-10630

                           SEAGATE TECHNOLOGY, INC.
            (Exact name of registrant as specified in its charter)

                DELAWARE                                   94-2612933
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

                920 DISC DRIVE, SCOTTS VALLEY, CALIFORNIA 95066
              (Address of principal executive offices) (Zip Code)

                          TELEPHONE:  (408) 438-6550
             (Registrant's telephone number, including area code)

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


On October 3, 1997, 244,575,518 shares of the registrant's common stock were issued and outstanding.

                                     INDEX


                           SEAGATE TECHNOLOGY, INC.




PART I        FINANCIAL INFORMATION                                     PAGE NO.
------        ---------------------                                     --------

Item 1.       Financial Statements (Unaudited)

              Consolidated condensed statements of income --
               Quarter ended October 3, 1997 and
               September 27, 1996                                           3

              Consolidated condensed balance sheets--
               October 3, 1997 and June 27, 1997                            4

              Consolidated condensed statements of cash flows--
               Quarter ended October 3, 1997 and
               September 27, 1996                                           5

              Notes to consolidated condensed financial statements          6


Item 2.       Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                   10


PART II       OTHER INFORMATION
-------------------------------

Item 1.       Legal Proceedings                                            17

Item 4.       Submission of Matters to a Vote of Security Holders          19

Item 6.       Exhibits and Reports on Form 8-K                             20

              SIGNATURES                                                   21

                           SEAGATE TECHNOLOGY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     (In Thousands Except Per Share Data)
                                  (Unaudited)


                                              Quarter Ended
                                              -------------
                                        October 3,   September 27,
                                           1997           1996
                                        ----------   -------------
Revenue                                 $1,895,507    $2,060,825

Cost of sales                            1,600,696     1,668,049
Product development                        143,333       106,763
Marketing and administrative               126,241       111,446
Amortization of goodwill and
  other intangibles                          9,650        10,410
In-process research and development        215,764             -
Restructuring costs                              -        (9,554)
                                        ----------    ----------
   Total Operating Expenses              2,095,684     1,887,114

   Income (Loss) from Operations          (200,177)      173,711

Interest income                             27,432        16,823
Interest expense                           (12,880)       (9,273)
Other                                      (64,726)       (1,593)
                                        ----------    ----------
   Other Income (Expense), net             (50,174)        5,957
                                        ----------    ----------

Income (loss) before income taxes         (250,351)      179,668
Provision (benefit) for income taxes       (10,134)       50,307
                                        ----------    ----------
   Net Income (Loss)                    $ (240,217)   $  129,361
                                        ==========    ==========

NET INCOME (LOSS) PER SHARE:
   Primary                              $    (0.98)   $     0.59
   Fully diluted                             (0.98)         0.53

NUMBER OF SHARES USED IN
 PER SHARE COMPUTATIONS:
   Primary                                 244,633       219,396
   Fully diluted                           244,633       258,666


See notes to consolidated condensed financial statements.

                           SEAGATE TECHNOLOGY, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (In Thousands)
                                  (Unaudited)

                                                        October 3,    June 27,
                                                          1997        1997(1)
                                                       -----------  -----------
ASSETS
------
Cash and cash equivalents                              $  811,207   $1,047,335
Short-term investments                                    899,969    1,236,262
Accounts receivable, net                                  927,226    1,040,835
Inventories                                               787,803      808,280
Deferred income taxes                                     286,968      253,372
Other current assets                                      141,967      166,223
                                                       ----------   ----------
     Total Current Assets                               3,855,140    4,552,307
Property, equipment and leasehold improvements, net     1,855,213    1,786,625
Goodwill and other intangibles, net                       203,395      199,061
Other assets                                              161,737      184,886
                                                       ----------   ----------
     Total Assets                                      $6,075,485   $6,722,879
                                                       ==========   ==========
LIABILITIES
-----------
Accounts payable                                       $  619,023   $  863,141
Accrued employee compensation                             182,478      200,360
Accrued expenses                                          581,618      702,453
Accrued income taxes                                        4,716       69,275
Current portion of long-term debt                           1,276        1,125
                                                       ----------   ----------
     Total Current Liabilities                          1,389,111    1,836,354
Deferred income taxes                                     521,359      478,840
Other liabilities                                         228,094      230,074
Long-term debt, less current portion                      703,119      701,945
                                                       ----------   ----------
     Total Liabilities                                  2,841,683    3,247,213
                                                       ----------   ----------
STOCKHOLDERS' EQUITY
--------------------
Common stock                                                2,519        2,519
Additional paid-in capital                              1,914,408    1,902,824
Retained earnings                                       1,685,497    1,946,963
Deferred compensation                                     (59,425)     (57,439)
Treasury common stock at cost                            (308,576)    (318,617)
Foreign currency translation adjustment                      (621)        (584)
                                                       ----------   ----------
     Total Stockholders' Equity                         3,233,802    3,475,666
                                                       ----------   ----------
     Total Liabilities and Stockholders' Equity        $6,075,485   $6,722,879
                                                       ==========   ==========

(1) The information in this column was derived from the Company's audited consolidated balance sheet as of June 27, 1997.

See notes to consolidated condensed financial statements.

                           SEAGATE TECHNOLOGY, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)

                                                                         Quarter Ended
                                                                         --------------
                                                                   October 3,      September 27,
                                                                     1997              1996
                                                                  -----------      ------------
OPERATING ACTIVITIES:
Net income (loss)                                                 $  (240,217)      $ 129,361
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
 Depreciation and amortization                                        171,538         118,666
 Deferred income taxes                                                  8,391         (12,556)
 In-process research and development                                  215,764               -
 Other                                                                 11,924           2,987
 Changes in operating assets and liabilities:
  Accounts receivable                                                 113,609          34,002
  Inventories                                                           7,897          94,191
  Accounts payable                                                   (239,099)        220,006
  Accrued income taxes                                                (59,388)         51,787
  Accrued expenses                                                   (159,002)        (54,426)
  Other assets and liabilities, net                                    42,131          30,455
                                                                  -----------       ---------
 Net cash provided by (used in) operating activities                 (126,452)        614,473

INVESTING ACTIVITIES:
Acquisition of property, equipment and leasehold
  improvements, net                                                  (221,562)       (206,674)
Purchases of short-term investments                                (1,008,834)       (491,388)
Maturities and sales of short-term investments                      1,345,828         516,314
Acquisition of Quinta Corporation, net of cash acquired              (194,147)              -
Equity investments                                                    (21,663)              -
Other, net                                                               (222)         (7,118)
                                                                  -----------       ---------
 Net cash used in investing activities                               (100,600)       (188,866)

FINANCING ACTIVITIES:
Sale of common stock                                                   22,127          21,353
Purchase of treasury stock                                            (34,272)         (8,466)
Other, net                                                                (65)          1,184
                                                                  -----------       ---------
  Net cash provided by (used in) financing activities                 (12,210)         14,071
Effect of exchange rate changes on cash and cash equivalents            3,134            (335)
                                                                  -----------       ---------
Increase (decrease) in cash and cash equivalents                     (236,128)        439,343
Cash and cash equivalents at the beginning of the period            1,047,335         503,754
                                                                  -----------       ---------
Cash and cash equivalents at the end of the period                $   811,207       $ 943,097
                                                                  ===========       =========


 See notes to consolidated condensed financial statements.

                           SEAGATE TECHNOLOGY, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   BASIS OF PRESENTATION
     ---------------------

     The consolidated condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes the disclosures included in the unaudited consolidated condensed financial statements, when read in conjunction with the consolidated financial statements of the Company as of June 27, 1997 and notes thereto, are adequate to make the information presented not misleading.

     The consolidated condensed financial statements reflect, in the opinion of management, all material adjustments necessary to summarize fairly the consolidated financial position, results of operations and cash flows for such periods. Such adjustments are of a normal recurring nature, except for the reversal of certain restructuring costs previously incurred in connection with the February 1996 merger with Conner Peripherals, Inc. ("Conner") in the quarter ended September 27, 1996.

     The results of operations for the quarter ended October 3, 1997 are not necessarily indicative of the results that may be expected for the entire year ending July 3, 1998.

     In November 1996, the Company effected a two-for-one stock split in the form of a stock dividend. Prior periods have been restated to reflect the stock split in the form of a stock dividend. All references to number of shares and per share amounts are on a post-split basis.

     The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Accordingly, fiscal 1997 was 52 weeks and ended on June 27, 1997 and fiscal 1998 will be 53 weeks and will end on July 3, 1998, with the first fiscal quarter having 14 weeks.

2.   NET INCOME (LOSS) PER SHARE
     ---------------------------

     For the period in which the Company had net income, primary net income per share was based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. For the same period fully diluted net income per share further assumed the conversion of the Company's convertible subordinated debentures for the period of time that they were outstanding. For the period in which the Company had a net loss, the net loss per share was computed using only the weighted average number of shares of common stock outstanding during the period.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted in the Company's fiscal quarter ended January 2, 1998. At that time, the Company will be required to change the method currently used to compute net income per share and to restate all prior periods. Under the new requirements for calculating primary net income per share, the dilutive effect of stock options will be excluded. If Statement No. 128 had been effective for the quarters ended September 27, 1996 and October 3, 1997 it would have resulted in an increase in primary net income per share of $.02 for the quarter ended September 27, 1996 and there would have been no change in the net loss per share for the quarter ended October 3, 1997. The impact on fully diluted net income per share for the quarter ended September 27, 1996 would not have been material.

3.   BALANCE SHEET INFORMATION
     -------------------------
     (In thousands)

                                    October 3,   June 27,
                                       1997       1997
                                  -----------  -----------
     Accounts Receivable:

     Accounts receivable          $   984,409  $ 1,101,248
     Allowance for non-collection     (57,183)     (60,413)
                                  -----------  -----------
                                  $   927,226  $ 1,040,835
                                  ===========  ===========
     Inventories:

     Components                   $   348,015  $   358,667
     Work-in-process                   84,008      134,198
     Finished goods                   355,780      315,415
                                  -----------  -----------
                                  $   787,803  $   808,280
                                  ===========  ===========

     Property, Equipment and
     Leasehold Improvements:

     Property, equipment and
     leasehold improvements       $ 3,208,609  $ 3,058,444

     Allowance for depreciation
     and amortization              (1,353,396)  (1,271,819)
                                  -----------  -----------
                                  $ 1,855,213  $ 1,786,625
                                  ===========  ============


4.   INCOME TAXES
     ------------

     The effective tax rate used to record the benefit for income taxes for the quarter ended October 3, 1997 was 4% compared with a 28% effective tax rate used to record the provision for income taxes for the comparable period last year. The lower effective tax rate used to record the benefit for income taxes for the quarter ended October 3, 1997 resulted primarily from non-deductible charges incurred as a result of the acquisition of Quinta Corporation. Excluding the acquisition of Quinta Corporation, the pro forma effective tax rate used to record the benefit for income taxes for the quarter ended October 3, 1997 would have been 28%. The pro forma effective tax rate of 28% is less than the U.S. statutory rate primarily because a portion of the Company's anticipated net earnings of foreign subsidiaries is not subject to foreign income taxes and is considered to be permanently invested in non-U.S. operations.

5.   SUPPLEMENTAL CASH FLOW INFORMATION
     ----------------------------------
     (In thousands)

                                                   Quarter Ended
                                              -------------------------
                                              October 3,  September 27,
                                                 1997         1996
                                              ----------  -------------
      Cash paid for interest                    $26,003      $17,370
      Cash paid for income taxes                 37,014        3,663

6.   RESTRUCTURING COSTS
     -------------------

     In 1996, the Company recorded restructuring charges totaling $241,720,000 as a result of the merger with Conner. During the first quarter of 1997, the Company reversed $9,554,000 of its restructuring reserves as a result of the completion of certain aspects of the restructuring plan at less than the originally estimated cost. As of June 27, 1997, the implementation of the restructure plan was substantially complete.

7.   ACQUISITION OF QUINTA
     ---------------------

     In August 1997, the Company completed the acquisition of Quinta Corporation ("Quinta"), a developer of ultra-high capacity disc drive technologies, including a new optically-assisted Winchester (OAW) technology. Pursuant to the purchase agreement, the shareholders of Quinta, other than Seagate, received cash payments aggregating $230 million upon closing of the transaction and will be eligible to receive, upon achievement of certain product development and early production milestones, additional payments aggregating $95 million. In April and June 1997, Seagate had invested an aggregate of $20 million acquiring approximately ten percent (10%) of Quinta's stock. As a result of this acquisition, the Company incurred a one-time write-off of in-process research and development of approximately $214 million in the quarter ended October 3, 1997. Intangibles arising from the acquisition are being amortized on a straight-line basis over two years. This acquisition was accounted for as a purchase and, accordingly, the results of operations of Quinta have been included in the consolidated condensed financial statements from the date of acquisition.

8.   FOREIGN CURRENCY DERIVATIVES
     ----------------------------

     The Company enters into foreign currency forward exchange and option contracts to manage exposure related to certain foreign currency commitments and anticipated foreign currency denominated expenditures primarily in Singapore, Thailand and Malaysia. The goal of the Company's hedging program is to economically guarantee or lock in the exchange rates on a portion of the Company's local currency cash flows and not to eliminate all short-term earnings volatility. Because not all economic hedges qualify as accounting hedges, unrealized gains and losses may be recognized in advance of the actual foreign currency cash flows. This mismatch of accounting gains and losses and foreign currency cash flows was especially pronounced for the quarter ending October 3, 1997 because of declines in the value of the Thai Baht and Malaysian Ringgit relative to the U.S. Dollar. Accordingly, the Company's results for the quarter ending October 3, 1997 include other expenses of approximately $63 million for unrealized losses on foreign currency forward exchange contracts.

9.   LITIGATION
     ----------

     See Part II, Item 1 of this Form 10-Q for a description of legal proceedings.

                           SEAGATE TECHNOLOGY, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


CERTAIN FORWARD-LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include the statements relating to restructuring charges in the seventh paragraph under "Results of Operations," the statements relating to the effective tax rate in the last paragraph under "Results of Operations," the statements regarding capital expenditures in the third paragraph under "Liquidity and Capital Resources," the statements below under "Factors Affecting Future Operating Results" and the statements under "Part II Other Information - Item 1. Legal Proceedings," among others. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are set forth below under "Factors Affecting Future Operating Results."

RESULTS OF OPERATIONS:

Revenue for the quarter ended October 3, 1997 was $1,895,507,000 as compared with $2,060,825,000 for the comparable year-ago quarter, and $1,977,218,000 for the immediately preceding quarter ended June 27, 1997. The decrease in revenue from the comparable year-ago quarter and the immediately preceding quarter was primarily due to a continuing decline in the average unit sales prices of the Company's products as a result of intensely competitive market conditions and a shift in mix to the Company's lower priced products partially offset by a higher level of unit shipments. The quarter ended October 3, 1997 was characterized by severe pricing pressure as well as weakness in demand for the Company's high performance products.

Gross margin as a percentage of revenue was 15.6% for the quarter ended October 3, 1997, compared with 19.1% for the comparable year-ago quarter and 23.1% for the immediately preceding quarter. The decrease in gross margin as a percentage of revenue from the comparable year-ago quarter and the immediately preceding quarter was primarily due to a continuing decline in the average unit sales prices of the Company's products as a result of intensely competitive market conditions and a shift in mix away from the Company's higher capacity disc drives, partially offset by a reduction in material costs per unit.

Product development expenses for the quarter ended October 3, 1997 were $143,333,000, an increase of $36,570,000 when compared with the comparable year-ago quarter and an increase of $23,361,000 when compared with the immediately preceding quarter ended June 27, 1997. These expenses represented 7.6% of revenue for the quarter ended October 3, 1997 compared with 5.2% for the comparable year-ago quarter and 6.1% for the immediately preceding quarter. The increase in expenses from the comparable year-ago period and the immediately preceding quarter was primarily due to increases in allocated occupancy costs, salaries and related costs, and an overall increase in the Company's product development efforts, such as its efforts to develop ultra-high capacity disc drive technologies, including a new optically-assisted Winchester (OAW) technology. This OAW technology is being developed by Quinta Corporation, a wholly-owned subsidiary of the Company acquired in August 1997.

Marketing and administrative expenses for the quarter ended October 3, 1997 were $126,241,000, an increase of $14,795,000 when compared with the comparable year-ago quarter and an increase of $1,151,000 when compared with the immediately preceding quarter ended June 27, 1997. These expenses represented 6.7% of revenue for the quarter ended October 3, 1997 compared with 5.4% for the comparable year-ago quarter and 6.3% for the immediately preceding quarter. The increase in expenses from the comparable year-ago quarter was primarily due to increases in salaries and related costs, increased marketing and administrative expenses related to the Company's software products and services, particularly those of the Information Management Group, and advertising and promotion, partially offset by decreases in allocated occupancy costs and legal expenses, and the absence of employee profit sharing and executive bonuses in the quarter ended October 3, 1997. The increase in expenses from the immediately preceding quarter was primarily due to increases in salaries and related costs and advertising and promotion, substantially offset by a reduction in allocated occupancy costs and the absence of employee profit sharing and executive bonuses in the quarter ended October 3, 1997.

Amortization of goodwill and other intangibles decreased by $760,000 for the quarter ended October 3, 1997 when compared with the comparable year-ago quarter and increased by $588,000 when compared with the immediately preceding quarter ended June 27, 1997. The decrease in amortization from the year-ago quarter was primarily due to the write-down of goodwill and the write-offs and write-downs of certain intangible assets related to past acquisitions of software companies whose value had become impaired, in the quarters ended December 27, 1996 and March 28, 1997, partially offset by additional amortization related to goodwill and intangibles arising from the acquisition of Quinta Corporation and the additional investment in Dragon Systems, Inc. The increase in amortization from the immediately preceding quarter was primarily due to additional amortization related to goodwill and intangibles arising from the acquisition of Quinta Corporation and the additional investment in Dragon Systems, Inc.

The $215,764,000 charge for the write-off of in-process research and development in the quarter ended October 3, 1997 was primarily a result of the August 1997 acquisition of Quinta Corporation. See note 7, Acquisition of Quinta, to consolidated condensed financial statements.

During the quarter ended September 27, 1996, the Company reversed $9,554,000 of its restructuring reserves as a result of the completion of certain aspects of the restructuring plan at less than the originally estimated cost. The Company is currently reviewing its operations worldwide and is contemplating actions which, if determined to be necessary, would result in restructuring and other one-time charges in, or subsequent to, the Company's second quarter of fiscal 1998 ending January 2, 1998. Although the consideration of any such actions has not been finalized and several are in a preliminary stage, any such charges, if required, could range from approximately $50 million to approximately $100 million.

Amstrad PLC ("Amstrad") initiated a lawsuit against the Company in 1992 concerning the Company's sale of allegedly defective disc drives to Amstrad. On November 6, 1997, the Company and Amstrad settled all of the outstanding disputes. The settlement will result in approximately a $22,000,000 reduction against the $153,000,000 charge recorded in June 1997. This reduction in the settlement cost will be reflected in the Company's results for the quarter ending January 2, 1998. See "Part II Other Information - Item 1. Legal Proceedings Business Litigation."

Net other income decreased by $56,131,000 for the quarter ended October 3, 1997 when compared with the comparable year-ago quarter and decreased by $62,322,000 from the immediately preceding quarter ended June 27, 1997. The decrease in net other income from the comparable year-ago quarter and the immediately preceding quarter was primarily due to mark-to-market adjustments of $62,819,000 on certain of the Company's foreign currency forward exchange contracts for the Thai Baht and the Malaysian Ringgit. See "Foreign Currency Risk". Increased interest income, primarily due to higher average invested cash, partially offset this charge with respect to the comparable year-ago quarter.

The effective tax rate used to record the benefit for income taxes for the quarter ended October 3, 1997 was 4% compared with a 28% effective tax rate used to record the provision for income taxes for the comparable period last year. The lower effective tax rate used to record the benefit for income taxes for the quarter ended October 3, 1997 resulted primarily from non-deductible charges incurred as a result of the acquisition of Quinta Corporation. Excluding the acquisition of Quinta Corporation, the pro forma effective tax rate used to record the benefit for income taxes for the quarter ended October 3, 1997 would have been 28%. The pro forma effective tax rate of 28% is less than the U.S. statutory rate primarily because a portion of the Company's anticipated net earnings of foreign subsidiaries is not subject to foreign income taxes and is considered to be permanently invested in non-U.S. operations. The Company expects its effective tax rate on operating income for the remaining quarters of fiscal 1998 to approximate 28%. However, the actual effective tax rate may vary from 28% if, for example, the Company incurs charges in connection with future acquisitions.

FOREIGN CURRENCY RISK:

The Company transacts business in various foreign currencies, primarily in emerging market countries in Asia and in certain European countries. The Company has established a foreign currency hedging program utilizing foreign currency forward exchange contracts and purchased currency options to hedge local currency cash flows for payroll, inventory, other operating expenditures and fixed asset purchases in Singapore, Thailand and Malaysia. Under this program, increases or decreases in the Company's local currency operating expenses and other cash outflows are partially offset by realized gains and losses on the hedging instruments. The goal of this hedging program is to economically guarantee or lock in the exchange rates on the Company's foreign currency cash outflows rather than to eliminate the possibility of short-term earnings volatility. The Company does not use foreign currency forward exchange contracts or purchased currency options for trading purposes.

Gains and losses related to qualified hedges of firm commitments and anticipated transactions are deferred and are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs. All other forward exchange and option contracts are marked-to-market and unrealized gains and losses are included in current period net income. Because not all economic hedges qualify as accounting hedges, unrealized gains and losses may be recognized in income in advance of the actual foreign currency cash flows. This mismatch of accounting gains and losses and foreign currency cash flows was especially pronounced during the first quarter of fiscal 1998 as a result of the declines in value of the Thai Baht and Malaysian Ringgit, relative to the U.S. Dollar. This resulted in an unrealized pre-tax charge of $62,819,000 recorded in Other Income (Expense) for the quarter ended October 3, 1997.

The table below provides information about the Company's derivative financial instruments, comprised of foreign currency forward exchange contracts and purchased currency options. The table presents the notional amounts in U.S. Dollars (at the contract exchange rates) and the weighted average contractual foreign currency exchange rates in local currency per U.S. Dollar. All instruments mature within twelve months.

                                                           October 3, 1997
                                                 --------------------------------------
                                                 Notional       Average      Estimated
In thousands, except average contract rate        Amount     Contract Rate   Fair Value(1)
------------------------------------------       --------    -------------   -----------
Foreign currency forward exchange contracts:
          Malaysian Ringgit                      $230,000           2.56      $ (57,601)
          Singapore Dollar                        234,000           1.40        (19,122)
          Thai Baht                               321,000          26.68        (86,160)
                                                 --------                     ---------
                                                 $785,000                     $(162,883)(2)
 Purchased currency options:
           Malaysian Ringgit                     $ 68,000           2.53      $      41
           Singapore Dollar                       170,000           1.39             74
                                                 --------                     ---------
                                                 $238,000                     $     115

(1)     Equivalent to the unrealized net gain (loss) on existing contracts.
(2) $62,819 of the total $162,883 unrealized loss on foreign currency forward exchange contracts was recorded as a loss in the first quarter of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES:

At October 3, 1997, the Company's cash, cash equivalents and short-term investments totaled $1.711 billion, a decrease of $572 million from the June 27, 1997 balance. This decrease was primarily a result of the payment of $230 million in connection with the acquisition of Quinta Corporation, the payment into an escrow account of $145 million in connection with the adverse judgement in the Amstrad PLC litigation and additions to property, equipment and leasehold improvements. Until required for other purposes, the Company's cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase, while its short-term investments consist of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase.

As of October 3, 1997, the Company had committed lines of credit of $76 million which can be used for standby letters of credit and bankers' guarantees. At October 3, 1997, approximately $73 million had been utilized.

The Company expects investments in property and equipment in the current fiscal year to approximate $900 million, of which approximately $216 million had been incurred as of October 3, 1997. The Company plans to finance these investments from existing cash balances and cash flows from operations. The $216 million comprised $85 million for manufacturing facilities and equipment for the thin-film head operations in the United States, Malaysia, Northern Ireland and the Philippines; $63 million for manufacturing facilities and equipment related to the Company's subassembly and disc drive final assembly and test facilities in the United States, Far East and Ireland; $61 million for expansion of the Company's thin-film media operations in California, Singapore and Northern Ireland; and $7 million for other purposes.

During the quarter ended October 3, 1997 the Company acquired approximately 1 million shares of its common stock for approximately $34 million. The repurchase of a portion of these shares completed a stock repurchase program announced in September 1996 in which up to 14 million shares of the Company's common stock were authorized to be acquired in the open market. The repurchase of the remainder of these shares was primarily in connection with a new stock repurchase program announced in June 1997 in which up to $600 million worth of the Company's common stock were authorized to be acquired in the open market.

FACTORS AFFECTING FUTURE OPERATING RESULTS:

The data storage industry in which the Company competes is subject to a number of risks, each of which has affected the Company's operating results in the past and could impact the Company's future operating results. The demand for disc drive and tape drive products depends principally on demand for computer systems and storage upgrades to computer systems, which has historically been volatile. Changes in demand for computer systems often have an exaggerated effect on the demand for disc drive and tape drive products in any given period, and unexpected slowdowns in demand for computer systems generally cause sharp declines in demand for such products. In addition, the Company's future success will require, in part, that the market for computer systems, storage upgrades to computer systems and multimedia applications, such as digital video and video-on-demand, and hence the market for disc drives, remain strong. The data storage industry has been characterized by periodic situations in which the supply of drives exceeds demand, resulting in higher than anticipated inventory levels and intense price competition. Even during periods of consistent demand, this industry is characterized by intense competition and ongoing price erosion over the life of a given drive product. The Company expects that competitors will offer new and existing products at prices necessary to gain or retain market share and customers. The Company expects that price erosion in the data storage industry will continue for the foreseeable future. This competition and continuing price erosion could adversely affect the Company's results of operations in any given quarter and such adverse effect often cannot be anticipated until late in any given quarter. In addition, the demand of drive customers for new generations of products has led to short product life cycles that require the Company to constantly develop and introduce new drive products on a cost-effective and timely basis. The demand of drive customers for products with ever increasing storage capacity and more advanced technology has resulted in increased dependence by the Company on sales of high capacity disc drives. The increased difficulty and complexity associated with production of higher capacity disc drives increases the likelihood of reliability, quality or operability problems that could result in reduced bookings, increased manufacturing rework and scrap costs, increased service and warranty costs and a decline in the Company's competitive position. In addition, the Company's operating results have been and may in the future be subject to significant quarterly fluctuations as a result of a number of other factors, including the timing of orders from and shipment of products to major customers, product mix, pricing, delays in the development, introduction and production of new products, delays or interruptions in the production of existing products, competing technologies, variations in product cost, component availability due to single or limited sources of supply, high fixed costs resulting from the Company's vertical integration strategy, the Company's ability to attract and retain key technical employees, foreign currency exchange fluctuations (see "Foreign Currency Risk"), increased competition and general economic and industry fluctuations. For example, revenue decreased to $1,895,507,000 in the first quarter of 1998 from $1,977,218,000 in the fourth quarter of 1997 as a result of intense pricing pressure and weakness in customer demand for the Company's higher performance products, the latter condition resulting in a loss of market share by the Company in this market segment. The decreased sales, together with increased price erosion, adversely impacted the Company's gross margins and results of operations for the first quarter of 1998. The Company's future operating results may also be adversely affected by an adverse judgment or settlement in the legal proceedings in which the Company is currently involved. See Part II, Item 1, Legal Proceedings of this Form 10-Q.

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

The cost, quality and availability of certain components, including heads, media, application specific integrated circuits, motors, printed circuit boards and custom semiconductors are critical to the successful production of disc drives. The Company's strategy of vertical integration has allowed it to internally manufacture many of the critical components used in its products. The Company also relies on independent suppliers for certain components used in
its products.   The Company has in the past experienced production delays when unable to obtain sufficient quantities of certain components. Any prolonged interruption or reduction in the supply of any key components could have a material adverse effect on the Company's business, operating results and financial condition. The Company has pursued a strategy of vertical integration of its manufacturing process in order to reduce costs, control quality and assure availability and quality of certain components. A strategy of vertical integration entails a high level of fixed costs and requires a high volume of production and sales to be successful. During periods of decreased production, these high fixed costs have had, and could in the future have, a material adverse effect on the Company's operating results and financial condition.

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

The Company has incorporated its software acquisitions into a single entity called Seagate Software, Inc. ("SSI") and is offering employees of SSI and selected employees of the Company an opportunity to acquire an equity interest in SSI. The Company intends to continue its expansion into software and other complementary data technology businesses through internal growth as well as acquisitions. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations and products of the acquired businesses and the potential loss of key employees or customers of the acquired businesses.
The Company expects that it will continue to incur charges as it acquires businesses, including charges for the write-off of in-process research and development. The timing of such write-offs has in the past and may in the future lead to fluctuations in the Company's operating results on a quarterly and annual basis. For example, the Company incurred a charge to operations in the first quarter of fiscal 1998 of approximately $216 million for the write-off of in-process research and development, $214 million of which was in connection with the acquisition of Quinta Corporation.

The Company's operations are dependent on its ability to protect its computer equipment and the information stored in its databases against damage by fire, natural disaster, power loss, telecommunications failures, unauthorized intrusion and other catastrophic events. The Company believes it has taken prudent measures to reduce the risk of interruption in its operations. However, there can be no assurance that these measures are sufficient. Any damage or failure that causes interruptions in the Company's operations could have a material adverse effect on its business, results of operations and financial condition.

The Company is currently in the process of transitioning to new computer software for its financial, accounting, inventory control, order processing and other management information systems. The successful implementation of these new systems is crucial to the efficient operation of the Company's business. There can be no assurance that the Company will implement its new systems in an efficient and timely manner or that the new systems will be adequate to support the Company's operations. Problems with installation or initial operation of the new systems could cause substantial management difficulties in operations planning, financial reporting and management and thus could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's stock price, like that of other technology companies, is subject to significant volatility. The announcement of new products, services or technological innovations by the Company or its competitors, quarterly variations in the Company's results of operations, changes in revenue or earnings estimates by the investment community and speculation in the press or investment community are among the factors affecting the Company's stock price. In addition, the stock price may be affected by general market conditions and domestic and international macroeconomic factors unrelated to the Company's performance. Because of the foregoing reasons, recent trends should not be considered reliable indicators of future stock prices or financial results.

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

BUSINESS LITIGATION
-------------------

Amstrad PLC ("Amstrad") initiated a lawsuit against the Company in London, England, on December 11, 1992, concerning the Company's sale of allegedly defective disc drives to Amstrad. The Company replied to the allegations made against it by Amstrad by denying all material points of Amstrad's claim and asserted affirmative defenses. Trial began April 16, 1996 and concluded on July 31, 1996. The Court issued a final judgment on July 9, 1997 and awarded Amstrad approximately $144,000,000 in damages plus costs, including Amstrad's legal fees, the amount of which will be determined by the Court at a later date. The Company and Amstrad have appealed the judge's decision. In June 1997, the Company accrued the damages of $144,000,000 plus estimated additional costs of $9,000,000 for a total amount of $153,000,000 in Accrued Expenses.
Approximately $145,000,000 was paid in July 1997 and is currently held in escrow pending the Court's final decision.

Prior to initiating its case against the Company in London, England, Amstrad had previously filed an action against the Company in the Superior Court of Santa Cruz County, California, in September 1991. That Santa Cruz County Superior Court action was dismissed with prejudice and judgment of dismissal was entered on July 24, 1997. Amstrad filed an objection to this judgment and filed a motion seeking to set aside the judgment in order to pursue a claim for additional damages against the Company. That motion was heard by the Superior Court on September 19, 1997 and the Court denied Amstrad's motion.

On November 6, 1997, the Company and Amstrad settled all of the outstanding disputes. As a result of the settlement all appeals will be withdrawn and litigation ended. The settlement will result in approximately a $22,000,000 reduction against the $153,000,000 charge recorded in June 1997. This reduction in the settlement cost will be reflected in the Company's results for the quarter ending January 2, 1998.

SECURITIES LITIGATION
---------------------
In 1991, a series of lawsuits was filed in Federal Court for the Northern District of California against the Company, alleging violations of the federal securities laws on behalf of a class of purchasers of the Company's securities. The parties agreed to settle this series of lawsuits and the settlement was approved by the U.S. District Court on June 24, 1997. One member of the plaintiff class appealed from the order approving the settlement. This appeal is currently pending in the United States Court of Appeals for the Ninth Circuit. Because of this appeal, the settlement is not yet final. The Company believes that the final settlement of this series of lawsuits will not have a material adverse effect on the Company's financial condition or results of operations.

In 1993, a series of lawsuits was filed in Federal Court for the Northern District of California against Conner Peripherals, Inc. As a result of the merger with Conner, the Company assumed the defense of this litigation. These class action lawsuits alleged violations of the federal securities laws and sought damages on behalf of a class of purchasers of Conner's securities. The parties agreed to settle this series of lawsuits and the settlement received approval from the District Court during the last fiscal quarter of 1997. One member of the plaintiff class appealed from the order approving the settlement, but has voluntarily dropped the appeal. Accordingly, the settlement is now final. The final settlement of this series of lawsuits did not have a material adverse effect on the Company's financial condition or results of operations.

PATENT LITIGATION
-----------------

In November 1992, Rodime, PLC ("Rodime") filed a complaint in Federal Court for the Central District of California, alleging infringement of U.S. Patent No. B1 4,638,383 and various state law unfair competition claims. It was the opinion of the Company's patent counsel that the Company's products do not infringe any valid claims of the Rodime patent in suit and thus the Company refused Rodime's offer of a license for its patents. Other companies, however, such as IBM, Hewlett-Packard and a number of Japanese companies have reportedly made payments to and taken licenses from Rodime. On October 24, 1997 the Court entered a Final Judgment against Rodime and in favor of Seagate. Rodime has appealed from the final judgment. The Company intends to vigorously defend itself in any appeals which may be brought by Rodime.

On October 5, 1994, a patent infringement action was filed against the Company by an individual, James M. White, in the U.S. District Court for the Northern District of California for alleged infringement of U.S. Patent Nos. 4,673,996 and 4,870,519. Both patents relate to air bearing sliders. Prior to the filing of the lawsuit, the Company filed a Petition for Reexamination of U.S. Patent No. 4,673,996 with the United States Patent and Trademark Office ("PTO") and this Petition was granted shortly after the lawsuit was filed. Subsequently, the Company filed a Petition for Reexamination of U.S. Patent No. 4,870,519. This second petition was also granted by the PTO. The District Court stayed the action pending the outcome of the Reexaminations. Both patents have completed reexamination and the stay of the action has been lifted. Mr. White's lawyers filed a motion seeking a preliminary injunction to stop the sale of certain of the Company's products. The Court denied the motion on July 1, 1997. It is the opinion of the Company's patent counsel that the Company's products do not infringe any valid or enforceable claims of the patents involved in the suit. The Company intends to vigorously defend itself against any and all charges of infringement of these patents.

On December 16, 1996, a patent infringement action was filed against the Company by an individual, Virgle Hedgcoth, in the U.S. District Court for the Northern District of California, San Jose Division, for alleged infringement of U.S. Patent Nos. 4,735,840; 5,082,747; and 5,316,864. These patents relate to sputtered magnetic thin-film recording discs for computers and their manufacture. The Company answered the complaint denying infringement, alleging that the patents are invalid and unenforceable, and counterclaiming for declaratory judgment that a fourth Hedgcoth patent, No. 4,894,133, is invalid, unenforceable and not infringed. Additionally, on July 1, 1997, Mr. Hedgcoth filed a patent infringement action against the Company in the same Court for alleged infringement of a fifth patent, U.S. Patent No. 5,262,970, issued May 6, 1997. It is the opinion of the Company's patent counsel that the Company's products do not infringe any valid or enforceable claims of the patents in the two actions, and that the claims of the patents in the two actions are invalid or unenforceable. The Company intends to vigorously defend itself against any and all charges of infringement of Mr. Hedgcoth's patents.

Papst Licensing, GmbH, has given the Company notice that it believes certain former Conner Peripherals, Inc. disc drives infringe several of its patents covering the use of spindle motors in disc drives. It is the opinion of the Company's patent counsel that the former Conner disc drives do not infringe any claims of the patents and that the asserted claims of the patents are invalid. The Company also believes that subsequent to the merger with Conner Peripherals, the Company's earlier paid-up license under Papst's patents extinguishes any ongoing liability. The Company also believes it enjoys the benefit of a license under Papst's patents since Papst Licensing had granted a license to motor vendors of Conner Peripherals.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

The Company's 1997 Annual Meeting of Stockholders was held on October 30, 1997. The following is a brief description of each matter voted upon at the meeting and a statement of the number of votes cast for, against or withheld and the number of abstentions and broker non-votes with respect to each matter.

(a) The stockholders elected the following directors to serve for the ensuing year and until their successors are elected:

                                 FOR          WITHHELD
                                 ---          --------
       Alan F. Shugart        219,392,293      773,621
       Gary B. Filler         213,940,257      995,278
       Kenneth E. Haughton    213,977,749      957,786
       Robert A. Kleist       213,975,478      960,057
       Lawrence Perlman       213,860,620    1,074,915
       Thomas P. Stafford     213,835,162    1,100,373
       Laurel L. Wilkening    214,048,474      887,061


(b) The stockholders approved an amendment to the 1991 Incentive Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 15,000,000.

              FOR       AGAINST     ABSTAIN    BROKER NON-VOTES
              ---       -------     -------    ----------------

          114,935,582  47,768,120  3,632,048      49,346,982

(c) The stockholders ratified the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending July 3, 1998.

              FOR         AGAINST      ABSTAIN
              ---         -------      -------

          215,028,084     262,478      392,170

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)     Exhibits

The following exhibits are included herein:

11.1    Computation of Net Income (Loss) per Share

27      Financial Data Schedule


(b)     Reports on Form 8-K

No reports on Form 8-K have been filed with the Securities and Exchange Commission during the three months ended October 3, 1997.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           SEAGATE TECHNOLOGY, INC.
                           ------------------------
                                 (Registrant)



DATE:  November 12, 1997                        BY:  /s/  Donald L. Waite
                                                   --------------------------
                                                   DONALD L. WAITE
                                                   Executive Vice President,
                                                   Chief Administrative Officer
                                                   and Chief Financial Officer
                                                   (Principal Financial and
                                                    Accounting Officer)


DATE: November 12, 1997                         BY:  /s/  Alan F. Shugart
                                                   --------------------------
                                                   ALAN F. SHUGART
                                                   Chairman of the Board and
                                                   Chief Executive Officer
                                                   (Principal Executive Officer
                                                    and Director)

                           SEAGATE TECHNOLOGY, INC.
                               INDEX TO EXHIBITS

EXHIBIT
NUMBER
-------

11.1          Computation of Net Income (Loss) per Share

27            Financial Data Schedule