Form 10-Q
period 1998-01-02
SEAGATE TECHNOLOGY INC
filed 1998-02-11
CIK 354952

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                       OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended January 2, 1998
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

                             Yes  X    No
                                 ___      ___


On January 2, 1998, 242,274,528 shares of the registrant's common stock were issued and outstanding.

                                     INDEX


                            SEAGATE TECHNOLOGY, INC.


PART I     FINANCIAL INFORMATION                                  PAGE NO.
--------------------------------------------------------------------------
Item 1.    Financial Statements (Unaudited)

           Consolidated condensed statements of income--
            Three and six months ended January 2, 1998 and
            December 27, 1996                                            3

           Consolidated condensed balance sheets--
            January 2, 1998 and June 27, 1997                            4

           Consolidated condensed statements of cash flows--
            Six months ended January 2, 1998 and
            December 27, 1996                                            5

           Notes to consolidated condensed financial statements          6


Item 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                   11



PART II    OTHER INFORMATION
----------------------------

Item 1.    Legal Proceedings                                            19

Item 6.    Exhibits and Reports on Form 8-K                             21

           SIGNATURES                                                   22

                            SEAGATE TECHNOLOGY, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (In Thousands Except Per Share Data)
                                  (Unaudited)


                                             Three Months Ended            Six Months Ended
                                             ------------------            ----------------
                                          January 2,   December 27,    January 2,  December 27,
                                            1998           1996          1998          1996
                                            ----           ----          ----          ----
Revenue                                   $1,673,327    $2,400,156    $3,568,834    $4,460,981

Cost of sales                              1,481,745     1,858,657     3,082,441     3,526,706
Product development                          144,289       113,630       287,622       220,393
Marketing and administrative                 129,047       125,880       255,288       237,326
Amortization of goodwill and
  other intangibles                           11,979        12,516        21,629        22,926
In-process research and development                -             -       215,764             -
Restructuring costs                          205,465             -       205,465        (9,554)
Unusual items                                (21,969)            -       (21,969)            -
                                          ----------    ----------    ----------    ----------

   Total Operating Expenses                1,950,556     2,110,683     4,046,240     3,997,797

   Income (Loss) from Operations            (277,229)      289,473      (477,406)      463,184

Interest income                               24,058        19,248        51,490        36,071
Interest expense                             (12,760)       (8,741)      (25,640)      (18,014)
Other                                        (17,095)       (4,702)      (81,821)       (6,295)
                                          ----------    ----------    ----------    ----------

   Other Income (Expense), net                (5,797)        5,805       (55,971)       11,762
                                          ----------    ----------    ----------    ----------

Income (loss) before income taxes           (283,026)      295,278      (533,377)      474,946
Provision (benefit) for income taxes         (99,854)       82,678      (109,988)      132,985
                                          ----------    ----------    ----------    ----------

   Net Income (Loss)                      $ (183,172)   $  212,600    $ (423,389)   $  341,961
                                          ==========    ==========    ==========    ==========

NET INCOME (LOSS) PER SHARE:
 Basic                                        $(0.75)        $0.94        $(1.74)        $1.55
 Diluted                                       (0.75)         0.84         (1.74)         1.38

NUMBER OF SHARES USED IN
 PER SHARE COMPUTATIONS:
 Basic                                       243,054       226,388       243,844       220,058
 Diluted                                     243,054       263,429       243,844       260,612

See notes to consolidated condensed financial statements.

                           SEAGATE TECHNOLOGY, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (In Thousands)
                                  (Unaudited)

                                                          January 2,     June 27,
                                                            1998        1997  (1)
                                                         -----------   -----------
ASSETS
------
Cash and cash equivalents                                $  559,348    $1,047,335
Short-term investments                                    1,091,038     1,236,262
Accounts receivable, net                                    877,885     1,040,835
Inventories                                                 760,940       808,280
Deferred income taxes                                       367,391       253,372
Other current assets                                        156,608       166,223
                                                         ----------    ----------
     Total Current Assets                                 3,813,210     4,552,307
Property, equipment and leasehold improvements, net       1,752,885     1,786,625
Goodwill and other intangibles, net                         188,479       199,061
Other assets                                                178,541       184,886
                                                         ----------    ----------
     Total Assets                                        $5,933,115    $6,722,879
                                                         ==========    ==========
LIABILITIES
-----------
Accounts payable                                         $  638,329    $  863,141
Accrued employee compensation                               192,247       200,360
Accrued expenses                                            655,613       702,453
Accrued income taxes                                              -        69,275
Current portion of long-term debt                             2,810         1,125
                                                         ----------    ----------
     Total Current Liabilities                            1,488,999     1,836,354
Deferred income taxes                                       537,099       478,840
Other liabilities                                           218,507       230,074
Long-term debt, less current portion                        702,994       701,945
                                                         ----------    ----------
     Total Liabilities                                    2,947,599     3,247,213
                                                         ----------    ----------
STOCKHOLDERS' EQUITY
--------------------
Common stock                                                  2,519         2,519
Additional paid-in capital                                1,915,918     1,902,824
Retained earnings                                         1,481,445     1,946,963
Deferred compensation                                       (57,419)      (57,439)
Treasury common stock at cost                              (356,106)     (318,617)
Foreign currency translation adjustment                        (841)         (584)
                                                         ----------    ----------
     Total Stockholders' Equity                           2,985,516     3,475,666
                                                         ----------    ----------
     Total Liabilities and Stockholders' Equity          $5,933,115    $6,722,879
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

                            SEAGATE TECHNOLOGY, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                                                   Six Months Ended
                                                                                   -----------------
                                                                              January 2,      December 27,
                                                                                 1998            1996
                                                                              -----------     -----------
OPERATING ACTIVITIES:
Net income (loss)                                                             $  (423,389)    $   341,961
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
 Depreciation and amortization                                                    333,491         258,175
 Deferred income taxes                                                            (55,565)         15,279
 In-process research and development                                              215,764               -
 Non-cash portion of restructuring charge                                         146,069               -
 Other, net                                                                        17,256          27,870
 Changes in operating assets and liabilities:
  Accounts receivable                                                             162,950        (143,542)
  Inventories                                                                       4,374          86,470
  Accounts payable                                                               (231,090)        117,880
  Accrued income taxes                                                            (64,619)         69,762
  Accrued expenses                                                               (114,190)        (37,754)
  Other assets and liabilities, net                                                60,495          68,034
                                                                              -----------     -----------
 Net cash provided by operating activities                                         51,546         804,135

INVESTING ACTIVITIES:
Acquisition of property, equipment and leasehold
  improvements, net                                                              (410,277)       (425,301)
Purchases of short-term investments                                            (2,234,593)     (1,370,036)
Maturities and sales of short-term investments                                  2,381,703       1,292,926
Additional payments for acquisition of Quinta, net of cash acquired              (194,147)              -
Equity investments                                                                (21,663)              -
Other, net                                                                          6,876          41,020
                                                                              -----------     -----------
 Net cash used in investing activities                                           (472,101)       (461,391)

FINANCING ACTIVITIES:
Sale of common stock                                                               25,421          42,255
Purchase of treasury stock                                                       (105,334)       (151,217)
Other, net                                                                         (2,296)         (8,099)
                                                                              -----------     -----------
  Net cash used in financing activities                                           (82,209)       (117,061)

Effect of exchange rate changes on cash and cash equivalents                       14,777            (116)
                                                                              -----------     -----------

Increase (decrease) in cash and cash equivalents                                 (487,987)        225,567
Cash and cash equivalents at the beginning of the period                        1,047,335         503,754
                                                                              -----------     -----------
Cash and cash equivalents at the end of the period                            $   559,348     $   729,321
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

    The results of operations for the three and six month periods ended January 2, 1998 are not necessarily indicative of the results that may be expected for the entire year ending July 3, 1998.

    The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Accordingly, fiscal 1997 was 52 weeks and ended on June 27, 1997 and fiscal 1998 will be 53 weeks and will end on July 3, 1998.

2.  NET INCOME (LOSS) PER SHARE
    ---------------------------

    In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." Statement No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement No. 128 requirements.

    For the periods in which the Company had net income, basic net income per share was based on the weighted average number of shares of common stock outstanding during the period. For the same periods diluted net income per share further included the effect of stock options outstanding during the period and assumed the conversion of the Company's convertible subordinated debentures for the period of time that they were outstanding. For the periods in which the Company had a net loss, the net loss per share was computed using only the weighted average number of shares of common stock outstanding during the period. The following table sets forth the computation of basic and diluted net income (loss) per share.

(In Thousands Except                      Three Months Ended            Six Months Ended
 Per Share Data)                     --------------------------   --------------------------
                                     January 2,    December 27,   January 2,    December 27,
                                       1998            1996         1998            1996
                                     ----------    ------------   ----------    ------------
Basic Net Income (Loss) Per
---------------------------
Share Computation
-----------------
      Numerator:
       Net income (loss)                $(183,172)       $212,600    $(423,389)       $341,961
                                       ----------    ------------   ----------    ------------

     Denominator:
      Weighted average number of
      common shares outstanding
      during the period                   243,054         226,388      243,844          220,058
                                       ----------    ------------   ----------     ------------

     Basic net income (loss)
     per share                             $(0.75)         $ 0.94       $(1.74)           $1.55
                                       ==========    ============   ==========     ============

     Diluted Net Income (Loss) Per
     -----------------------------
     Share Computation
     -----------------
     Numerator:
      Net income (loss)                 $(183,172)       $212,600    $(423,389)        $341,961

      Add convertible subordinated
      debentures interest, net of
      income tax effect                         -           8,255            -           16,504
                                        ---------        --------    ---------         --------

      Total                             $(183,172)       $220,855    $(423,389)        $358,465
                                        ---------        --------    ---------         --------

     Denominator:
      Weighted average number of
      common shares outstanding
      during the period                   243,054         226,388      243,844          220,058

      Incremental common shares
      attributable to exercise of
      outstanding options (assuming
      proceeds would be used to
      purchase treasury stock)                  -           7,878            -            6,773

      Incremental common shares
      attributable to conversion of
      convertible subordinated
      debentures                                -           29,163           -           33,781
                                        ---------         --------  ----------        ---------
      Total                               243,054          263,429     243,844          260,612
                                        ---------         --------  ----------        ---------
     Diluted net income (loss)
     per share                             $(0.75)           $0.84      $(1.74)           $1.38
                                        =========         ========  ==========        =========

     Incremental common shares attributable to exercise of outstanding options (assuming proceeds would be used to purchase treasury stock) of 3,773,000 and 5,249,000 for the three and six months ended January 2, 1998, respectively, were not included in the diluted net income per share computation because the effect would be antidilutive.


3.   BALANCE SHEET INFORMATION
     -------------------------
     (In thousands)

                                                            January 2,    June 27,
                                                              1998         1997
                                                              ----         ----
     Accounts Receivable:

     Accounts receivable                                    $935,400     $1,101,248

     Allowance for non-collection                            (57,515)       (60,413)
                                                            --------     ----------
                                                            $877,885     $1,040,835
                                                            ========     ==========

     Inventories:

     Components                                             $313,203       $358,667
     Work-in-process                                          67,227        134,198
     Finished goods                                          380,510        315,415
                                                            --------       --------
                                                            $760,940       $808,280
                                                            ========       ========

     Property, Equipment and Leasehold Improvements:

     Property, equipment and leasehold improvements      $ 3,214,110    $ 3,058,444
     Allowance for depreciation and amortization          (1,461,225)    (1,271,819)
                                                         -----------    -----------
                                                         $ 1,752,885    $ 1,786,625
                                                         ===========    ===========

4.   INCOME TAXES
     ------------

     The effective tax rate used to record the benefit for income taxes for the six months ended January 2, 1998 was 21% compared with a 28% effective tax rate used to record the provision for income taxes for the comparable period last year. The lower effective tax rate used to record the benefit for income taxes for the six months ended January 2, 1998 resulted primarily from non-deductible charges incurred as a result of the acquisition of Quinta Corporation. Excluding the acquisition of Quinta Corporation, certain non-recurring restructuring costs and the reversal of certain Amstrad litigation charges, the pro forma effective tax rate used to record the benefit for income taxes for the six months ended January 2, 1998 would have been 28%. The pro forma effective tax rate of 28% is less than the U.S. statutory rate primarily because a portion of the Company's anticipated net earnings of foreign subsidiaries is not subject to foreign income taxes and is considered to be permanently invested in non-U.S. operations.

5.   SUPPLEMENTAL CASH FLOW INFORMATION
     ----------------------------------
     (In thousands)

                                                             Six Months Ended
                                                             ----------------
                                                           January 2,   December 27,
                                                             1998           1996
                                                             ----           ----
     Cash Transactions:
      Cash paid for interest                                $26,134        $24,074
      Cash paid for income taxes                             45,618         40,386


     Non-Cash Transactions:
      Conversion of debentures                                    -        788,020

6.   RESTRUCTURING COSTS
     -------------------

     In the quarter ended January 2, 1998, the Company recorded restructuring charges totaling $205,465,000. These charges reflect steps the Company is taking to align worldwide operations with current market conditions and to improve the productivity of its operations and the efficiency of its development efforts. The restructuring charges comprised $5,542,000 for reduction of personnel due to closure or consolidation of certain operations, $43,271,000 for closure of excess facilities, $125,063,000 to write off or write down equipment, intangibles and other assets, and $31,589,000 for contract cancellations and other expenses. In connection with the restructuring charges taken in the quarter ended January 2, 1998, the Company currently expects a workforce reduction of approximately 1,092 employees. Of that number, no employees had been terminated as of January 2, 1998. Additional restructuring costs which could not be accrued in the quarter ended January 2, 1998 will be taken as a charge in the Company's third fiscal quarter ending April 3, 1998. The Company anticipates that the implementation of the restructuring plan will be substantially complete by the end of December 1998. The following table summarizes the Company's restructuring activity for the six months ended January 2, 1998 (in thousands):

                                                                                 CONTRACT
                                                               EQUIPMENT,       CANCELLATIONS
                                  SEVERANCES      EXCESS      INTANGIBLES        AND OTHER
                                  AND BENEFITS  FACILITIES  AND OTHER ASSETS    EXPENSES      TOTAL
                                  ------------  ----------  ----------------    ------------  -----
 Restructuring charges            $5,542         $ 43,271      $ 125,063         $31,589    $ 205,465
 Cash charges                          -                -              -          (4,146)      (4,146)
 Non-cash charges                      -          (24,823)      (121,246)              -     (146,069)
                                  ------         --------      ---------         -------    ---------
 Reserve balances,
 January 2, 1998                  $5,542         $ 18,448      $   3,817         $27,443    $  55,250
                                  ------         --------      ---------         -------    ---------

     In 1996, the Company recorded restructuring charges totaling $241,720,000 as a result of the merger with Conner. During the first quarter of 1997, the Company reversed $9,554,000 of its restructuring reserves as a result of the completion of certain aspects of the restructuring plan at less than the originally estimated cost. As of June 27, 1997, the implementation of such restructuring plan was substantially complete.

7.   ACQUISITION OF QUINTA
     ---------------------

     In August 1997, the Company completed the acquisition of Quinta Corporation ("Quinta"), a developer of ultra-high capacity disc drive technologies, including a new optically-assisted Winchester (OAW) technology. Pursuant to the purchase agreement, the shareholders of Quinta, other than Seagate, received cash payments aggregating $230 million upon closing of the transaction and will be eligible to receive, upon achievement of certain product development and early production milestones, additional payments aggregating $95 million. In April and June 1997, Seagate had invested an aggregate of $20 million to acquire approximately ten percent (10%) of Quinta's outstanding stock. As a result of this acquisition, the Company incurred a one-time write-off of in-process research and development of approximately $214 million in the quarter ended October 3, 1997. Intangibles arising from the acquisition of Quinta are being amortized on a straight-line basis over two years. This acquisition was accounted for as a purchase and, accordingly, the results of operations of Quinta have been included in the Company's consolidated condensed financial statements from the date of acquisition.

8.   FOREIGN CURRENCY DERIVATIVES
     ----------------------------

     The Company enters into foreign currency forward exchange and option contracts to manage exposure related to certain foreign currency commitments and anticipated foreign currency denominated expenditures primarily in Singapore, Thailand and Malaysia. The goal of the Company's hedging program is to economically guarantee or lock in the exchange rates on a portion of the Company's local currency cash flows and not to eliminate all short-term earnings volatility. Because not all economic hedges qualify as accounting hedges, unrealized gains and losses may be recognized in advance of the actual foreign currency cash flows. This mismatch of accounting gains and losses and foreign currency cash flows was especially pronounced for the six months ending January 2, 1998 because of declines in the value of the Thai baht and Malaysian ringgit relative to the U.S. dollar. Accordingly, the Company's results for the six months ending January 2, 1998 include other expenses of approximately $76 million for unrealized losses on foreign currency forward exchange contracts.
     Based on recent volatility in the Far East foreign currency markets, the Company has temporarily suspended purchasing foreign currency forward exchange and option contracts for the Thai baht, Malaysian ringgit and Singapore dollar.

9.   LITIGATION
     ----------

     See Part II, Item 1 of this Form 10-Q for a description of legal proceedings.

                            SEAGATE TECHNOLOGY, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


CERTAIN FORWARD-LOOKING INFORMATION:
------------------------------------

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include the statements relating to restructuring charges in the seventh paragraph under "Results of Operations," the statements relating to the effective tax rate in the last paragraph under "Results of Operations" and Note 6 to the consolidated condensed financial statements, the statements regarding capital expenditures in the third paragraph under "Liquidity and Capital Resources," the statements below under "Factors Affecting Future Operating Results" and the statements under "Part II Other Information - Item 1. Legal Proceedings," among others. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are set forth below under "Factors Affecting Future Operating Results."

RESULTS OF OPERATIONS:
----------------------

Revenue for the quarter ended January 2, 1998 was $1,673,327,000, as compared with $2,400,156,000 for the comparable year-ago quarter, and $1,895,507,000 for the immediately preceding quarter ended October 3, 1997. Revenue for the six months ended January 2, 1998 was $3,568,834,000 as compared with $4,460,981,000 for the comparable year-ago period. The decrease in revenue from the comparable year-ago periods and the immediately preceding quarter was due primarily to a continuing decline in the average unit sales prices of the Company's products as a result of intensely competitive market conditions, a lower level of unit shipments reflecting continuing weakness in demand for the Company's disc drive products and, with respect to the comparable year-ago quarter, a shift in mix away from the Company's higher priced products. The Company expects that price erosion in the data storage industry will continue for the foreseeable future. This competition and continuing price erosion could adversely affect the Company's results of operations in any given quarter and such adverse effect often cannot be anticipated until late in any given quarter.

Gross margin as a percentage of revenue was 11.4% and 13.6% for the three and six months ended January 2, 1998, compared with 22.6% and 20.9% for the comparable periods last year and 15.6% for the immediately preceding quarter ended October 3, 1997. Without certain special charges of $58,700,000 recorded in the quarter ended January 2, 1998 primarily for inventory write-offs and vendor liabilities related to the Company's restructuring plan, pro forma gross margin as a percentage of revenue would have been 15.0% and 15.3%, respectively, for the three and six months ended January 2, 1998. The decrease in pro forma gross margin as a percentage of revenue from the comparable year-ago periods and the immediately preceding quarter was primarily due to a continuing decline in the average unit sales prices of the Company's products as a result of intensely competitive market conditions, lower revenue and, with respect to the comparable year-ago periods, a shift in mix away from the Company's higher capacity disc drives, partially offset by a reduction in material costs per unit.

Product development expenses for the three and six months ended January 2, 1998 were $144,289,000 and $287,622,000, respectively, an increase of $30,659,000 and
$67,229,000 when compared with the comparable periods last year and an increase of $956,000 when compared with the immediately preceding quarter ended October 3, 1997. These expenses represented 8.6% and 8.1%, respectively, of revenue for the three and six months ended January 2, 1998 compared with 4.7% and 4.9%, respectively, for the comparable periods last year and 7.6% of revenue for the immediately preceding quarter. The increase in expenses from the comparable year-ago periods was primarily due to increases in allocated occupancy costs, salaries and related costs, and an overall increase in the Company's product development efforts, such as its efforts to develop ultra-high capacity disc drive technologies, including a new optically-assisted Winchester (OAW) technology being developed by Quinta Corporation ("Quinta"), a wholly-owned subsidiary of the Company acquired in August 1997. These increases in expenses were partially offset by the absence of employee profit sharing and executive bonuses in the three and six months ended January 2, 1998.

Marketing and administrative expenses for the three and six months ended January 2, 1998 were $129,047,000 and $255,288,000, respectively, an increase of
$3,167,000 and $17,962,000 when compared with the comparable periods last year and an increase of $2,806,000 when compared with the immediately preceding quarter ended October 3, 1997. These expenses represented 7.7% and 7.2%, respectively, of revenue for the three and six months ended January 2, 1998 compared with 5.2% and 5.3% for the comparable periods last year and 6.7% of revenue for the immediately preceding quarter. The increase in expenses from the comparable year-ago periods was primarily due to increases in salaries and related costs, increased marketing and administrative expenses related to the Company's software products and services, particularly those of the Information Management Group, and increased advertising and promotion, partially offset by decreases in allocated occupancy costs and legal expenses, and the absence of employee profit sharing and executive bonuses in the three and six months ended January 2, 1998. The increase in expenses from the immediately preceding quarter was primarily due to increased marketing and administrative expenses related to the Company's software products and services and increased advertising and promotion expenses, substantially offset by a reduction in salaries and related costs and outside services in the quarter ended January 2, 1998.

Amortization of goodwill and other intangibles decreased by $537,000 and $1,297,000 for the three and six months ended January 2, 1998, when compared with the comparable periods last year and increased by $2,329,000 when compared with the immediately preceding quarter ended October 3, 1997. The decrease in amortization from the comparable periods last year was primarily due to reduced amortization subsequent to the write-down of goodwill and the write-offs and write-downs, in the quarters ended December 27, 1996 and March 28, 1997, of certain intangible assets related to past acquisitions of software companies whose value had become impaired, partially offset by additional amortization related to goodwill and intangibles arising from the additional investment in Dragon Systems, Inc. ("Dragon") and the acquisition of Quinta. The increase in amortization from the immediately preceding quarter was primarily due to the write-downs of goodwill and the write-offs and write-downs, in the quarter ended January 2, 1998, of certain intangible assets related to past acquisitions of software companies whose value had become impaired, and a full quarter of amortization in the quarter ended January 2, 1998 related to goodwill and intangibles arising from the additional investment in Dragon and the acquisition of Quinta as compared with a partial quarter of amortization in the immediately preceding quarter.

The $215,764,000 charge for the write-off of in-process research and development in the quarter ended October 3, 1997 was primarily a result of the August 1997 acquisition of Quinta. See note 7, Acquisition of Quinta, to consolidated condensed financial statements.

In the quarter ended January 2, 1998, the Company recorded restructuring charges of

$205,465,000. These charges reflect steps the Company is taking to align worldwide operations with current market conditions and to improve the productivity of its operations and the efficiency of its development efforts. The restructuring charges comprised $5,542,000 for reduction of personnel due to closure or consolidation of certain operations, $43,271,000 for closure of excess facilities, $125,063,000 to write off or write down equipment, intangibles and other assets, and $31,589,000 for contract cancellations and other expenses. Additional restructuring and other special charges estimated to be a minimum of $75,000,000 which could not be accrued in the quarter ended January 2, 1998 will be taken as a charge in the Company's third fiscal quarter ending April 3, 1998.

Amstrad PLC ("Amstrad") initiated a lawsuit against the Company in 1992 concerning the Company's sale of allegedly defective disc drives to Amstrad. On November 6, 1997, the Company and Amstrad settled all of the outstanding disputes. The settlement resulted in a $21,969,000 reduction against the $153,000,000 charge recorded in June 1997. The $21,969,000 reduction is shown as unusual items in the Consolidated Condensed Statements of Income for the periods ended January 2, 1998. See "Part II Other Information - Item 1. Legal Proceedings Business Litigation."

Net other income decreased by $11,602,000 and $67,733,000, respectively, for the three and six months ended January 2, 1998 when compared with the comparable periods last year and increased by $44,377,000 from the immediately preceding quarter ended October 3, 1997. The decrease in net other income from the comparable year-ago periods was primarily due to charges for mark-to-market adjustments of $12,844,000 and $75,663,000, respectively, for the three and six months ended January 2, 1998 on certain of the Company's foreign currency forward exchange contracts for the Thai baht and the Malaysian ringgit as well as increased interest expense due to higher average levels of long-term debt outstanding and higher interest rates. Increased interest income, primarily due to higher average invested cash, partially offset these charges with respect to the comparable year-ago periods. The increase in net other income from the immediately preceding quarter was primarily due to a decrease in charges for mark-to-market adjustments on certain of the Company's foreign currency forward exchange contracts. See "Foreign Currency Risk."

The effective tax rate used to record the benefit for income taxes for the six months ended January 2, 1998 was 21% compared with a 28% effective tax rate used to record the provision for income taxes for the comparable period last year. The lower effective tax rate used to record the benefit for income taxes for the six months ended January 2, 1998 resulted primarily from non-deductible charges incurred as a result of the acquisition of Quinta. Excluding the acquisition of Quinta, certain non-recurring restructuring costs and the reversal of certain Amstrad litigation charges, the pro forma effective tax rate used to record the benefit for income taxes for the six months ended January 2, 1998 would have been 28%. The pro forma effective tax rate of 28% is less than the U.S. statutory rate primarily because a portion of the Company's anticipated net earnings of foreign subsidiaries is not subject to foreign income taxes and is considered to be permanently invested in non-U.S. operations. The Company expects its effective tax rate on operating income, if any, for the remaining quarters of fiscal 1998 to approximate 28%. However, the actual effective tax rate may vary from 28% if, for example, the Company incurs charges in connection with future acquisitions.

FOREIGN CURRENCY RISK:
----------------------

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

Gains and losses related to qualified hedges of firm commitments and anticipated transactions are deferred and are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs. All other foreign currency forward exchange and option contracts are marked-to-market and unrealized gains and losses are included in current period net income. Because not all economic hedges qualify as accounting hedges, unrealized gains and losses may be recognized in income in advance of the actual foreign currency cash flows. This mismatch of accounting gains and losses and foreign currency cash flows was especially pronounced during the first and second quarters of fiscal 1998 as a result of the declines in value of the Thai baht and Malaysian ringgit, relative to the U.S. dollar. This resulted in an unrealized pre-tax charge of $75,663,000 recorded in Other Income (Expense) for the six months ended January 2, 1998. Based on recent volatility in the Far East foreign currency markets, the Company has temporarily suspended purchasing foreign currency forward exchange and option contracts for the Thai baht, Malaysian ringgit and Singapore dollar.

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

                                                              January 2, 1998
                                                             ----------------
                                                   Notional       Average         Estimated
In thousands, except average contract rate          Amount     Contract Rate    Fair Value (1)
-----------------------------------------------    --------    -------------    -------------
Foreign currency forward exchange contracts:
          Malaysian ringgit                       $181,827              2.68         $(60,198)
          Singapore dollar                         216,605              1.44          (34,877)
          Thai baht                                213,822             26.84          (96,240)
                                                  --------                      -------------
                                                  $612,254                          $(191,315)(2)

Purchased currency options:
          Malaysian ringgit                       $ 40,920              2.53         $      -
          Singapore dollar                          97,121              1.40                -
                                                  --------                      -------------
                                                  $138,041                           $      -

(1) Equivalent to the unrealized net gain (loss) on existing contracts.
(2) $75,663 of the total $191,315 unrealized loss on foreign currency forward exchange contracts was recorded as a loss in the six months ended January 2, 1998.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

At January 2, 1998, the Company's cash, cash equivalents and short-term investments totaled $1.650 billion, a decrease of $633 million from the June 27, 1997 balance. This decrease was primarily a result of expenditures of $410 million for property, equipment and leasehold improvements, the payment of $194 million in connection with the acquisition of Quinta, net of cash acquired, the net payment of $123 million in connection with the adverse judgement in the Amstrad PLC litigation and the repurchase of approximately 4 million shares of the Company's common stock for $105 million, partially offset by net cash provided by operating activities. Until required for other purposes, the Company's cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase, while its short-term investments primarily consist of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase.

As of January 2, 1998, the Company had committed lines of credit of $71 million which can be used for standby letters of credit and bankers' guarantees. At January 2, 1998, approximately $70 million had been utilized.

The Company expects investments in property and equipment in the current fiscal year to approximate $875 million, of which approximately $404 million had been incurred as of January 2, 1998. The Company plans to finance these investments from existing cash balances and cash flows from operations. The $404 million year-to-date investment comprised $141 million for manufacturing facilities and equipment for the recording head operations in the United States, Malaysia, Northern Ireland and the Philippines; $135 million for manufacturing facilities and equipment related to the Company's subassembly and disc drive final assembly and test facilities in the United States, Far East and Ireland; $114 million for expansion of the Company's thin-film media operations in California, Singapore and Northern Ireland; and $14 million for other purposes.

During the six months ended January 2, 1998 the Company acquired approximately 4 million shares of its common stock for approximately $105 million. The repurchase of a portion of these shares completed a stock repurchase program announced in September 1996 in which up to 14 million shares of the Company's common stock were authorized to be acquired in the open market. The repurchase of the remainder of these shares was primarily in connection with a new stock repurchase program announced in June 1997 in which up to $600 million worth of the Company's common stock were authorized to be acquired in the open market.

FACTORS AFFECTING FUTURE OPERATING RESULTS:
-------------------------------------------

The data storage industry in which the Company competes is subject to a number of risks, each of which has affected the Company's operating results in the past and could impact the Company's future operating results. The demand for disc drive and tape drive products depends principally on demand for computer systems and storage upgrades to computer systems, which has historically been volatile. Changes in demand for computer systems often have an exaggerated effect on the demand for disc drive and tape drive products in any given period, and unexpected slowdowns in demand for computer systems generally cause sharp declines in demand for such products. In addition, the Company's future success will require, in part, that the market for computer systems, storage upgrades to computer systems and multimedia applications, such as digital video and video-on-demand, and hence the market for disc drives, remain strong. The data storage industry has been characterized by periodic situations in which the supply of drives exceeds demand, resulting in higher than anticipated inventory levels and intense price competition. Even during periods of consistent demand, this industry is characterized by intense competition and ongoing price erosion over the life of a given drive product. The Company expects that competitors will offer new and existing products at prices necessary to gain or retain market share and customers. The Company expects that price erosion in the data storage industry will continue for the foreseeable future. This competition and continuing price erosion could adversely affect the Company's results of operations in any given quarter and such adverse effect often cannot be anticipated until late in any given quarter. In addition, the demand of drive customers for new generations of products has led to short product life cycles that require the Company to constantly develop and introduce new drive products on a cost-effective and timely basis. The demand of drive customers for products with ever increasing storage capacity and more advanced technology has resulted in increased dependence by the Company on sales of high capacity disc drives. The increased difficulty and complexity associated with production of higher capacity disc drives increases the likelihood of reliability, quality or operability problems that could result in reduced bookings, increased manufacturing rework and scrap costs, increased service and warranty costs and a decline in the Company's competitive position. In addition, the Company's operating results have been and may in the future be subject to significant quarterly fluctuations as a result of a number of other factors, including the timing of orders from and shipment of products to major customers, product mix, pricing, delays in the development, introduction and production of new products, delays or interruptions in the production of existing products, competing technologies, variations in product cost, component availability due to single or limited sources of supply, high fixed costs resulting from the Company's vertical integration strategy, the Company's ability to attract and retain key technical employees, foreign currency exchange fluctuations (see "Foreign Currency Risk"), increased competition and general economic and industry fluctuations. For example, revenue decreased to $1,673,327,000 in the second quarter of fiscal 1998 from $2,400,156,000 in the second quarter of fiscal 1997 as a result of increased competition resulting in significant price decreases and continuing weakness in demand for the Company's disc drive products. The decreased shipments, together with increased price erosion, adversely impacted the Company's gross margins and results of operations for the second quarter of fiscal 1998 and these adverse factors are continuing into the third quarter of fiscal 1998. The Company's future operating results may also be adversely affected by an adverse judgment or settlement in the legal proceedings in which the Company is currently involved. See Part II, Item 1, Legal Proceedings of this Form 10-Q.

The Company has experienced and expects to continue to experience intense competition from a number of domestic and foreign companies. These companies include the other leading independent disc drive manufacturers as well as large integrated multinational manufacturers such as Fujitsu Limited, International Business Machines Corporation, NEC Corporation, Toshiba Corporation and Hyundai Electronics America (Maxtor Corporation). Such competition could materially adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.

The cost, quality and availability of certain components, including heads, media, application specific integrated circuits, motors, printed circuit boards and custom semiconductors are critical to the successful production of disc drives. The Company's strategy of vertical integration has allowed it to internally manufacture many of the critical components used in its products.
The Company also relies on independent suppliers for certain components used in
its products.   The Company has in the past experienced production delays when unable to obtain sufficient quantities of certain components. Any prolonged interruption or reduction in the supply of any key components could have a material adverse effect on the Company's business, operating results and financial condition. The Company has pursued a strategy of vertical integration of its manufacturing process in order to reduce costs, control quality and assure availability and quality of certain components. A strategy of vertical integration entails a high level of fixed costs and requires a high volume of production and sales to be successful. During periods of decreased production, such as the Company is now experiencing, these high fixed costs have had, and could in the future have, a material adverse effect on the Company's operating results and financial condition. In the second quarter of fiscal 1998, the Company implemented a restructuring plan to reduce capacity to levels more in line with customer demand for its products. Additional restructuring charges will be taken and additional restructuring activities will be implemented in the third quarter of fiscal 1998.

The Company has significant offshore operations. Offshore operations are subject to certain inherent risks, including delays in transportation, changes in governmental policies, tariffs and import/export regulations, political unrest, fluctuations in currency exchange rates and geographic limitations on management controls and reporting. There can be no assurance that the inherent risks of offshore operations will not adversely affect the Company's business, operating results and financial condition in the future. In addition, because the Company's products are priced in U.S. dollars, the currency instability in the Asian financial markets may have the effect of making the Company's products more expensive to computer manufacturers and other users than those of other disc drive manufacturers whose products may be priced in one of the affected Asian currencies, and, therefore, those customers may reduce future purchases of the Company's disc drive products. The Company anticipates that the recent turmoil in Asian financial markets and the recent deterioration of the underlying economic conditions in certain Asian countries may have an impact on its sales to customers located in or whose end-user customers are located in those countries due to the impact of currency fluctuations on the relative price of the Company's products and restrictions on government spending imposed by the International Monetary Fund (the "IMF") on those countries receiving the IMF's assistance. In addition, customers in those countries may face reduced access to working capital to fund purchases of disc drive components or software, such as the Company's products, due to higher interest rates, reduced bank lending due to contractions in the money supply or the deterioration in the customer's or its bank's financial condition or the inability to access other financing.

The Company has incorporated its software acquisitions into a single entity called Seagate Software, Inc. ("SSI") and is offering employees of SSI and selected employees of the Company an opportunity to acquire an equity interest in SSI. The Company intends to continue its expansion into software and other complementary data technology businesses through internal growth as well as acquisitions. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations and products of the acquired businesses and the potential loss of key employees or customers of the acquired businesses.
The Company expects that it will continue to incur charges as it acquires businesses, including charges for the write-off of in-process research and development. The timing of such write-offs has in the past and may in the future lead to fluctuations in the Company's operating results on a quarterly and annual basis. For example, the Company incurred a charge to operations in the first quarter of fiscal 1998 of approximately $216 million for the write-off of in-process research and development, $214 million of which was in connection with the acquisition of Quinta.

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

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The Company considers a product to be in "Year 2000 compliance" if the product's performance and functionality are unaffected by processing of dates prior to, during and after the year 2000, but only if all products (for example hardware, software and firmware) used with the product properly exchange accurate date data with it. Although the Company believes its disc and tape drive products and certain of its software products are in Year 2000 compliance, the Company has determined that certain of its software products are not and will not be Year 2000 compliant, and is taking measures to inform its customers of that fact. The Company anticipates that substantial litigation may be brought against vendors, including the Company, of all component products of systems that are unable to properly manage data related to the Year 2000. The Company's agreements with customers typically contain provisions designed to limit the Company's liability for such claims. It is possible, however, that these measures will not provide protection from liability claims, as a result of existing or future federal, state or local laws or ordinances or unfavorable judicial decisions. Any such claims, with or without merit, could result in a material adverse affect on the Company's business, financial condition and results of operations, including increased warranty costs, customer satisfaction issues and potential lawsuits.

The Company is identifying Year 2000 dependencies in its internal systems and is implementing changes to such systems to make them Year 2000 compliant. The Company has also initiated formal communications with all of its significant suppliers and financial institutions, and is in the process of communicating with its large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 Issue. The Company anticipates that its systems will be substantially Year 2000 compliant by December 31, 1998. The cost of bringing the Company's systems into Year 2000 compliance has not yet been defined, however it is not expected to have a material effect on the Company's financial condition or results of operations. While the Company currently expects that the Year 2000 Issue will not pose significant operational problems, delays in the implementation of new information systems, or a failure to fully identify all Year 2000 dependencies in the Company's systems and in the systems of its vendors, customers and financial institutions could have material adverse consequences, including delays in the delivery or sale of products.

The Company's stock price, like that of other technology companies, is subject to significant volatility. The announcement of new products, services or technological innovations or major restructurings by the Company or its competitors, quarterly variations in the Company's results of operations, changes in revenue or earnings estimates by the investment community and speculation in the press or investment community are among the factors affecting the Company's stock price. In addition, the stock price may be affected by general market conditions and domestic and international macroeconomic factors unrelated to the Company's performance. Because of the foregoing reasons, recent trends should not be considered reliable indicators of future stock prices or financial results.

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

BUSINESS LITIGATION
-------------------

Amstrad PLC ("Amstrad") initiated a lawsuit against the Company in London, England, on December 11, 1992, concerning the Company's sale of allegedly defective disc drives to Amstrad. The Company replied to the allegations made against it by Amstrad by denying all material points of Amstrad's claim and asserted affirmative defenses. Trial began April 16, 1996 and concluded on July 31, 1996. The Court issued a final judgment on July 9, 1997 and awarded Amstrad approximately $144,000,000 in damages plus costs, including Amstrad's legal fees. The Company and Amstrad subsequently appealed the judge's decision. In June 1997, the Company accrued the damages of $144,000,000 plus estimated additional costs of $9,000,000 for a total amount of $153,000,000 in Accrued Expenses.

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

On November 6, 1997, the Company and Amstrad settled all of the outstanding disputes. As a result of the settlement all appeals were withdrawn and the litigation ended. The settlement resulted in a $21,969,000 reduction against the $153,000,000 charge recorded in June 1997. This reduction in the settlement cost was reflected in the Company's results for the quarter ended January 2, 1998.

SECURITIES LITIGATION
---------------------

In 1991, a series of lawsuits was filed in Federal Court for the Northern District of California against the Company, alleging violations of the federal securities laws on behalf of a class of purchasers of the Company's securities. The parties agreed to settle this series of lawsuits and the settlement was approved by the U.S. District Court on June 24, 1997. One member of the plaintiff class appealed from the order approving the settlement. On December 10, 1997 the Court of Appeals for the Ninth Circuit dismissed the appeal. The settlement is now final. The final settlement of this series of lawsuits did not have a material adverse effect on the Company's financial condition or results of operations.

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

Papst Licensing, GmbH, has given the Company notice that it believes certain former Conner Peripherals, Inc. ("Conner") disc drives infringe several of its patents covering the use of spindle motors in disc drives. It is the opinion of the Company's patent counsel that the former Conner disc drives do not infringe any claims of the patents and that the asserted claims of the patents are invalid. The Company also believes that subsequent to the merger with Conner, the Company's earlier paid-up license under Papst's patents extinguishes any ongoing liability. The Company also believes it enjoys the benefit of a license under Papst's patents since Papst Licensing had granted a license to motor vendors of Conner.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)  Exhibits

The following exhibits are included herein:

27  Financial Data Schedule

(b)  Reports on Form 8-K

No reports on Form 8-K have been filed with the Securities and Exchange Commission during the three months ended January 2, 1998.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            SEAGATE TECHNOLOGY, INC.
                            ------------------------
                                  (Registrant)



DATE:  February 11, 1998        BY:  /s/  Donald L. Waite
                                    _______________________
                                    DONALD L. WAITE
                                    Executive Vice President,
                                    Chief Administrative Officer
                                    and Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)



DATE: February 11, 1998  BY:         /s/  Alan F. Shugart
                                    _______________________
                                    ALAN F. SHUGART
                                    Chairman of the Board and
                                    Chief Executive Officer
                                    (Principal Executive Officer
                                    and Director)

                            SEAGATE TECHNOLOGY, INC.
                               INDEX TO EXHIBITS




EXHIBIT
NUMBER
_______

27                         Financial Data Schedule