Form 10-Q
period 1998-04-03
SEAGATE TECHNOLOGY INC
filed 1998-05-13
CIK 354952

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                      OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended April 3, 1998
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

On April 3, 1998, 243,058,385 shares of the registrant's common stock were issued and outstanding.

                                     INDEX


                            SEAGATE TECHNOLOGY, INC.




PART I                 FINANCIAL INFORMATION                      PAGE NO.
--------------------------------------------------------------------------

Item 1.   Financial Statements (Unaudited)


          Consolidated condensed statements of income--
           Three and nine months ended April 3, 1998 and
           March 28, 1997                                               3


          Consolidated condensed balance sheets--
           April 3, 1998 and June 27, 1997                              4


          Consolidated condensed statements of cash flows--
           Nine months ended April 3, 1998 and
           March 28, 1997                                               5


          Notes to consolidated condensed financial statements          6


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                    11



PART II          OTHER INFORMATION
----------------------------------

Item 1.   Legal Proceedings                                            20


Item 6.   Exhibits and Reports on Form 8-K                             21

          SIGNATURES                                                   22

                            SEAGATE TECHNOLOGY, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (In Thousands Except Per Share Data)
                                  (Unaudited)


                                            Three Months Ended        Nine Months Ended
                                            ------------------        -----------------
                                           April 3,    March 28,     April 3,   March 28,
                                            1998         1997         1998        1997
                                            ----         ----         ----        ----
Revenue                                 $1,675,026   $2,501,823   $5,243,860   $6,962,804

Cost of sales                            1,471,457    1,870,989    4,553,898    5,397,695
Product development                        154,950      118,965      442,572      339,358
Marketing and administrative               118,857      130,590      374,145      367,916
Amortization of goodwill and
  other intangibles                          9,211       18,100       30,840       41,026
In-process research and development              -        2,876      215,764        2,876
Restructuring costs                        141,893            -      347,358       (9,554)
Unusual items                                    -       13,446      (21,969)      13,446
                                        ----------   ----------   ----------   ----------


   Total Operating Expenses              1,896,368    2,154,966    5,942,608    6,152,763

   Income (Loss) from Operations          (221,342)     346,857     (698,748)     810,041

Interest income                             22,691       23,490       74,181       59,561
Interest expense                           (12,604)      (4,002)     (38,244)     (22,016)
Other                                       10,630       (9,748)     (71,191)     (16,043)
                                        ----------   ----------   ----------   ----------

   Other Income (Expense), net              20,717        9,740      (35,254)      21,502
                                        ----------   ----------   ----------   ----------

Income (loss) before income taxes         (200,625)     356,597     (734,002)     831,543
Provision (benefit) for income taxes       (72,110)      99,847     (182,098)     232,832
                                        ----------   ----------   ----------   ----------

   Net Income (Loss)                    $ (128,515)  $  256,750   $ (551,904)  $  598,711
                                        ==========   ==========   ==========   ==========

NET INCOME (LOSS) PER SHARE:
 Basic                                  $    (0.53)  $     1.04   $    (2.27)  $     2.62
 Diluted                                     (0.53)        1.01        (2.27)        2.38


NUMBER OF SHARES USED IN
 PER SHARE COMPUTATIONS:
 Basic                                     242,566      246,528      243,418      228,881
 Diluted                                   242,566      255,298      243,418      258,840


See notes to consolidated condensed financial statements.

                            SEAGATE TECHNOLOGY, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)
                                  (Unaudited)



                                                        April 3,     June 27,
                                                          1998       1997  (1)
                                                       -----------  -----------
ASSETS
------
Cash and cash equivalents                              $  526,072   $1,047,335
Short-term investments                                  1,195,112    1,236,262
Accounts receivable, net                                  831,089    1,040,835
Inventories                                               558,222      808,280
Deferred income taxes                                     275,306      253,372
Other current assets                                      283,377      166,223
                                                       ----------   ----------
     Total Current Assets                               3,669,178    4,552,307
Property, equipment and leasehold improvements, net     1,693,160    1,786,625
Goodwill and other intangibles, net                       173,213      199,061
Other assets                                              191,562      184,886
                                                       ----------   ----------
     Total Assets                                      $5,727,113   $6,722,879
                                                       ==========   ==========
LIABILITIES
-----------
Accounts payable                                       $  600,522   $  863,141
Accrued employee compensation                             182,356      200,360
Accrued expenses                                          645,301      702,453
Accrued income taxes                                           50       69,275
Current portion of long-term debt                           1,474        1,125
                                                       ----------   ----------
     Total Current Liabilities                          1,429,703    1,836,354
Deferred income taxes                                     514,387      478,840
Other liabilities                                         201,259      230,074
Long-term debt, less current portion                      703,729      701,945
                                                       ----------   ----------
     Total Liabilities                                  2,849,078    3,247,213
                                                       ----------   ----------
STOCKHOLDERS' EQUITY
--------------------
Common stock                                                2,519        2,519
Additional paid-in capital                              1,923,384    1,902,824
Retained earnings                                       1,325,622    1,946,963
Deferred compensation                                     (55,917)     (57,439)
Treasury common stock at cost                            (316,900)    (318,617)
Foreign currency translation adjustment                      (673)        (584)
                                                       ----------   ----------
     Total Stockholders' Equity                         2,878,035    3,475,666
                                                       ----------   ----------
     Total Liabilities and Stockholders' Equity        $5,727,113   $6,722,879
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

                            SEAGATE TECHNOLOGY, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                                           Nine Months Ended
                                                                        ------------------------
                                                                        April 3,      March 28,
                                                                          1998          1997
                                                                       -----------   -----------
OPERATING ACTIVITIES:
Net income (loss)                                                      $  (551,904)  $   598,711
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
 Depreciation and amortization                                             496,795       446,157
 Deferred income taxes                                                      12,864        99,217
 In-process research and development                                       215,764         2,876
 Non-cash portion of restructuring charge                                  202,583             -
 Unusual items                                                                   -        13,446
 Other, net                                                                 38,090        34,569
 Changes in operating assets and liabilities:
  Accounts receivable                                                      209,746      (177,847)
  Inventories                                                              180,582       110,584
  Accounts payable                                                        (268,563)       18,623
  Accrued income taxes                                                     (60,937)       67,395
  Accrued expenses                                                        (159,988)      (29,450)
  Other assets and liabilities, net                                        (61,295)      122,897
                                                                       -----------   -----------
 Net cash provided by operating activities                                 253,737     1,307,178

INVESTING ACTIVITIES:
Acquisition of property, equipment and leasehold
  improvements, net                                                       (546,795)     (606,524)
Purchases of short-term investments                                     (3,282,755)   (3,207,918)
Maturities and sales of short-term investments                           3,325,786     2,541,963
Additional payments for acquisition of Quinta, net of cash acquired       (194,147)            -
Equity investments                                                         (21,663)      (14,000)
Other, net                                                                   8,986        30,121
                                                                       -----------   -----------
 Net cash used in investing activities                                    (710,588)   (1,256,358)



FINANCING ACTIVITIES:
Issuance of long-term debt                                                       -       698,592
Sale of common stock                                                        36,821        71,982
Purchase of treasury stock                                                (105,334)     (297,393)
Other, net                                                                     564        (8,049)
                                                                       -----------   -----------
  Net cash provided by (used in) financing activities                      (67,949)      465,132

Effect of exchange rate changes on cash and cash equivalents                 3,537         1,361
                                                                       -----------   -----------

Increase (decrease) in cash and cash equivalents                          (521,263)      517,313
Cash and cash equivalents at the beginning of the period                 1,047,335       503,754
                                                                       -----------   -----------
Cash and cash equivalents at the end of the period                     $   526,072   $ 1,021,067
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

     The results of operations for the three and nine month periods ended April 3, 1998 are not necessarily indicative of the results that may be expected for the entire year ending July 3, 1998.

     The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Accordingly, fiscal 1997 was 52 weeks and ended on June 27, 1997 and fiscal 1998 will be 53 weeks and will end on July 3, 1998.


2.   NET INCOME (LOSS) PER SHARE
     ---------------------------


     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." Statement No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement No. 128 requirements. The adoption of Statement No. 128 did not have a material impact on the Company's earnings per share.


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



     (In Thousands Except            Three Months Ended      Nine Months Ended
     Per Share Data)                ---------------------  ---------------------

                                     April 3,   March 28,   April 3,   March 28,
                                       1998       1997       1998        1997
                                    ---------   ---------  ---------   ---------

     Basic Net Income (Loss) Per
     ---------------------------
     Share Computation
     -----------------
     Numerator:
      Net income (loss)             $(128,515)   $256,750  $(551,904)   $598,711
                                    ---------   ---------  ---------   ---------

     Denominator:
      Weighted average number of
      common shares outstanding
      during the period               242,566     246,528    243,418     228,881
                                    ---------   ---------  ---------   ---------


     Basic net income (loss)
     per share                      $   (0.53)  $    1.04  $   (2.27)  $    2.62
                                    =========   =========  =========   =========



     Diluted Net Income (Loss) Per
     -----------------------------
     Share Computation
     -----------------
     Numerator:
      Net income (loss)             $(128,515)  $ 256,750  $(551,904)  $598,711


      Add convertible subordinated
      debentures interest, net of
      income tax effect                     -           -          -      16,504
                                    ---------   ---------  ---------   ---------


      Total                         $(128,515)  $ 256,750  $(551,904)  $ 615,215
                                    ---------   ---------  ---------   ---------


     Denominator:
      Weighted average number of
      common shares outstanding
      during the period               242,566     246,528    243,418     228,881

      Incremental common shares
      attributable to exercise of
      outstanding options (assuming
      proceeds would be used to
      purchase treasury stock)              -       8,770          -       7,439


      Incremental common shares
      attributable to conversion of
      convertible subordinated
      debentures                            -           -          -      22,520
                                    ---------   ---------  ---------   ---------

      Total                           242,566     255,298    243,418     258,840
                                    ---------   ---------  ---------   ---------

     Diluted net income (loss)
     per share                      $   (0.53)  $    1.01  $   (2.27)  $    2.38
                                    =========   =========  =========   =========

     Incremental common shares attributable to exercise of outstanding options (assuming proceeds would be used to purchase treasury stock) of 2,883,000 and 4,460,000 for the three and nine months ended April 3, 1998, respectively, were not included in the diluted net income per share computation because the effect would be antidilutive.


3.   BALANCE SHEET INFORMATION
     -------------------------
     (In thousands)


                                                                         April 3,    June 27,
                                                                          1998         1997
                                                                          ----         ----
     Accounts Receivable:

     Accounts receivable                                                $888,945   $1,101,248
     Allowance for non-collection                                        (57,856)     (60,413)
                                                                     -----------  -----------
                                                                        $831,089   $1,040,835
                                                                     ===========  ===========

     Inventories:

     Components                                                         $219,314   $  358,667
     Work-in-process                                                      77,737      134,198
     Finished goods                                                      261,171      315,415
                                                                     -----------  -----------
                                                                        $558,222   $  808,280
                                                                     ===========  ===========

     Property, Equipment and Leasehold Improvements:

     Property, equipment and leasehold improvements                  $ 3,239,190  $ 3,058,444
     Allowance for depreciation and amortization                      (1,546,030)  (1,271,819)
                                                                     -----------  -----------
                                                                     $ 1,693,160  $ 1,786,625
                                                                     ===========  ===========

4.   INCOME TAXES
     ------------

     The effective tax rate used to record the benefit for income taxes for the nine months ended April 3, 1998 was 25% compared with a 28% effective tax rate used to record the provision for income taxes for the comparable period last year. The lower effective tax rate used to record the benefit for income taxes for the nine months ended April 3, 1998 resulted primarily from non-deductible charges incurred as a result of the acquisition of Quinta Corporation. Excluding the acquisition of Quinta Corporation, certain non-recurring restructuring costs and the reversal of certain Amstrad litigation charges, the pro forma effective tax rate used to record the benefit for income taxes for the nine months ended April 3, 1998 would have been 28%. The pro forma effective tax rate of 28% is less than the U.S. statutory rate primarily because a portion of the Company's anticipated net earnings of foreign subsidiaries is not subject to foreign income taxes and is considered to be permanently invested in non-U.S. operations.


5.   SUPPLEMENTAL CASH FLOW INFORMATION
     ----------------------------------
     (In thousands)

                                     Nine Months Ended
                                    -------------------

                                    April 3,  March 28,

                                        1998    1997
                                     -------  ---------
     Cash Transactions:
      Cash paid for interest         $52,130    $24,402
      Cash paid for income taxes      15,284     58,811



     Non-Cash Transactions:
      Conversion of debentures             -    788,020

6.   RESTRUCTURING COSTS
     -------------------



     In the quarters ended January 2, 1998 and April 3, 1998, the Company recorded restructuring charges of $205,465,000 and $141,893,000, respectively, for a total of $347,358,000. These charges reflect steps the Company is taking to align worldwide operations with current market conditions and to improve the productivity of its operations and the efficiency of its development efforts. The restructuring charges comprised $56,693,000 for reduction of personnel due to closure or consolidation of certain operations, $77,717,000 for closure of excess facilities, $148,572,000 to write off or write down equipment, intangibles and other assets, and $64,376,000 for contract cancellations and other expenses. In connection with this restructuring the Company currently expects a workforce reduction of approximately 15,000 employees. Of the 15,000 employees, 8,144 are involuntary terminations of regular, full-time employees, 1,528 are contract laborers, primarily engaged through temporary employment agencies, and the remainder represent attrition. Approximately 13,300 of the 15,000 employees, including 7,591 of the 8,144 involuntary terminations of regular, full-time employees, had been terminated as of April 3, 1998. The Company anticipates that the implementation of the restructuring plan will be substantially complete by the end of December 1998. The following table summarizes the Company's restructuring activity for the nine months ended April 3, 1998 (in thousands):

                                                                                      CONTRACT
                                                                EQUIPMENT,          CANCELLATIONS
                        SEVERANCES             EXCESS          INTANGIBLES           AND OTHER
                        AND BENEFITS          FACILITIES      AND OTHER ASSETS        EXPENSES        TOTAL
                        ------------          ----------      ----------------        --------        -----
Restructuring charges    $ 56,693             $ 77,717         $ 148,572              $ 64,376       $ 347,358
Cash charges              (44,687)              (2,346)                -               (29,239)        (76,272)
Non-cash charges                -              (54,011)         (136,975)                    -        (190,986)
                         --------             --------         ---------              --------       ---------
Reserve balances,
April 3, 1998            $ 12,006             $ 21,360         $  11,597              $ 35,137       $  80,100
                         --------             --------         ---------              --------       ---------

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



7.   ACQUISITION OF QUINTA
     ---------------------



     In April and June 1997, Seagate invested an aggregate of $20 million to acquire approximately ten percent (10%) of the outstanding stock of Quinta Corporation ("Quinta"), a developer of ultra-high capacity disc drive technologies, including a new optically-assisted Winchester (OAW) technology. In August 1997, the Company completed the acquisition of Quinta. Pursuant to the purchase agreement, the shareholders of Quinta other than Seagate, received cash payments aggregating $230 million upon closing of the transaction and are eligible to receive, upon achievement of certain product development and early production milestones, additional payments aggregating $95 million. As of April 3, 1998, milestone payments totaling $19 million have been paid or accrued. As a result of this acquisition, the Company incurred a one-time write-off of in-process research and development of approximately $214 million in the quarter ended October 3, 1997. Intangibles arising from the acquisition of Quinta are being amortized on a straight-line basis over two years. This acquisition was accounted for as a purchase and, accordingly, the results of operations of Quinta have been included in the Company's consolidated condensed financial statements from the date of acquisition.

8.   FOREIGN CURRENCY DERIVATIVES
     ----------------------------

     The Company enters into foreign currency forward exchange and option contracts to manage exposure related to certain foreign currency commitments and anticipated foreign currency denominated expenditures primarily in Singapore, Thailand and Malaysia. The goal of the Company's hedging program is to economically guarantee or lock in the exchange rates on a portion of the Company's local currency cash flows and not to eliminate all short-term earnings volatility. Because not all economic hedges qualify as accounting hedges, unrealized gains and losses may be recognized in advance of the actual foreign currency cash flows. This mismatch of accounting gains and losses and foreign currency cash flows was especially pronounced for the first and second quarters of fiscal 1998 as a result of the declines in the value of the Thai baht and Malaysian ringgit relative to the U.S. dollar. Accordingly, the Company's results for the nine months ending April 3, 1998 include approximately $76 million for unrealized losses on foreign currency forward exchange contracts. Based on uncertainty in the Southeast Asian foreign currency markets, the Company has temporarily suspended purchasing foreign currency forward exchange and option contracts for the Thai baht, Malaysian ringgit and Singapore dollar.

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

RESULTS OF OPERATIONS:
----------------------

Revenue for the quarter ended April 3, 1998 was $1,675,026,000, as compared with $2,501,823,000 for the comparable year-ago quarter, and $1,673,327,000 for the immediately preceding quarter ended January 2, 1998. Revenue for the nine months ended April 3, 1998 was $5,243,860,000 as compared with $6,962,804,000 for the comparable year-ago period. The decrease in revenue from the comparable year-ago periods was due primarily to a continuing decline in the average unit sales prices of the Company's products as a result of intensely competitive market conditions, a lower level of unit shipments reflecting continuing weakness in demand for the Company's disc drive products and a shift in mix away from the Company's higher priced products. The Company expects that price erosion in the data storage industry will continue for the foreseeable future. This competition and continuing price erosion could adversely affect the Company's results of operations in any given quarter and such adverse effect often cannot be anticipated until late in any given quarter.

Gross margin as a percentage of revenue was 12.2% and 13.2% for the three and nine months ended April 3, 1998, compared with 25.2% and 22.5% for the comparable periods last year and 11.4% for the immediately preceding quarter ended January 2, 1998. Without certain special net charges of $58,700,000 and $16,832,000 recorded in the quarters ended January 2, 1998 and April 3, 1998, respectively, primarily for inventory and equipment valuation adjustments and vendor liability charges related to the Company's restructuring plan, pro forma gross margin as a percentage of revenue was 15.0% for the quarter ended January 2, 1998 and 13.2% and 14.6% for the quarter and nine months ended April 3, 1998, respectively. Certain inventory write-offs included in special charges in the quarter ended January 2, 1998 were partially offset by recoveries on sale of a portion of such inventories in the quarter ended April 3, 1998. The decrease in pro forma gross margin as a percentage of revenue from the comparable year-ago periods was primarily due to a continuing decline in the average unit sales prices of the Company's products as a result of intensely competitive market conditions, lower revenue and a shift in mix away from the Company's higher capacity disc drives, partially offset by a reduction in material and scrap costs per unit and improved gross margins of Seagate Software. The decrease in pro forma gross margin as a percentage of revenue from the immediately preceding quarter was primarily due to a continuing decline in the average unit sales prices of the Company's products as a result of competitive market conditions and a shift in mix away from the Company's higher capacity disc drives, partially offset by a reduction in material and scrap costs per unit.

Product development expenses for the three and nine months ended April 3, 1998 were $154,950,000 and $442,572,000, respectively, an increase of $35,985,000 and
$103,214,000 when compared with the comparable periods last year and an increase of $10,661,000 when compared with the immediately preceding quarter ended January 2, 1998. These expenses represented 9.3% and 8.4%, respectively, of revenue for the three and nine months ended April 3, 1998 compared with 4.8% and 4.9%, respectively, for the comparable periods last year and 8.6% of revenue for the immediately preceding quarter. The increase in expenses from the comparable year-ago periods was primarily due to increases in salaries and related costs, payments or accruals for such payments to former shareholders of Quinta Corporation ("Quinta"), a wholly-owned subsidiary of the Company acquired in August 1997, for achievement of certain product development milestones, allocated occupancy costs and an overall increase in the Company's product development efforts. The Company's product development activities include efforts to improve its time-to-market performance, the development of ultra-high capacity disc drive technologies, including a new optically-assisted Winchester
(OAW) technology being developed by Quinta and development efforts related to its software and tape drive products. These increases in expenses were partially offset by the absence of employee profit sharing and executive bonuses in the three and nine months ended April 3, 1998. The increase in expenses from the immediately preceding quarter was primarily due to payments to former shareholders of Quinta upon achievement of certain product development milestones and increases in recruitment and relocation costs.

Marketing and administrative expenses for the three and nine months ended April 3, 1998 were $118,857,000 and $374,145,000, respectively, a decrease of
$11,733,000 and an increase of $6,229,000 when compared with the comparable periods last year and a decrease of $10,190,000 when compared with the immediately preceding quarter ended January 2, 1998. These expenses represented 7.1% of revenue for the three and nine months ended April 3, 1998 compared with 5.2% and 5.3% for the comparable periods last year and 7.7% of revenue for the immediately preceding quarter. The decrease in expenses from the comparable year-ago quarter was primarily due to decreases in allocated occupancy costs and the absence of employee profit sharing and executive bonuses in the quarter ended April 3, 1998, partially offset by increases in advertising and promotion expenses and salaries and related costs. The increase in expenses from the comparable year-ago nine-month period was primarily due to increases in salaries and related costs, increased marketing and administrative expenses related to the Company's software products and services, particularly those of the Information Management Group, and increased advertising and promotion expense, partially offset by decreases in allocated occupancy costs, the absence of employee profit sharing and executive bonuses in the nine months ended April 3, 1998 and decreases in legal expenses. The decrease in expenses from the immediately preceding quarter was primarily due to a reduction in salaries and related costs, reduced equipment expenses, decreases in travel and entertainment expense and decreases in advertising and promotion expense.

Amortization of goodwill and other intangibles decreased by $8,889,000 and $10,186,000 for the three and nine months ended April 3, 1998, when compared with the comparable periods last year and decreased by $2,768,000 when compared with the immediately preceding quarter ended January 2, 1998. The decrease in amortization from the comparable periods last year was primarily due to the inclusion in amortization expense of the write-down of goodwill and the write-offs and write-downs, in the quarters ended December 27, 1996 and March 28, 1997, of certain intangible assets related to past acquisitions of software companies whose value had become impaired and the resultant subsequent reduction in amortization expense, partially offset by additional amortization related to goodwill and intangibles arising from an additional investment in Dragon Systems, Inc. ("Dragon") in September 1997 and the acquisition of Quinta in August 1997. The decrease in amortization from the immediately preceding quarter was primarily due to the write-downs of goodwill and the write-offs and write-downs, in the quarter ended January 2, 1998, of certain intangible assets related to past acquisitions of software companies whose value had become impaired.

The $215,764,000 charge for the write-off of in-process research and development in the quarter ended October 3, 1997 was primarily a result of the August 1997 acquisition of Quinta. See note 7, Acquisition of Quinta, to consolidated condensed financial statements.

In the quarters ended January 2, 1998 and April 3, 1998, the Company recorded restructuring charges of $205,465,000 and $141,893,000, respectively, for a total of $347,358,000. These charges reflect steps the Company is taking to align worldwide operations with current market conditions and to improve the productivity of its operations and the efficiency of its development efforts. The restructuring charges comprised $56,693,000 for reduction of personnel due to closure or consolidation of certain operations, $77,717,000 for closure of excess facilities, $148,572,000 to write off or write down equipment, intangibles and other assets, and $64,376,000 for contract cancellations and other expenses.

Amstrad PLC ("Amstrad") initiated a lawsuit against the Company in 1992 concerning the Company's sale of allegedly defective disc drives to Amstrad. On November 6, 1997, the Company and Amstrad settled all of the outstanding disputes. The settlement resulted in a $21,969,000 reduction against the $153,000,000 charge recorded in June 1997. The $21,969,000 reduction is shown as unusual items in the Consolidated Condensed Statements of Income for the nine month period ended April 3, 1998.

Net other income increased by $10,977,000 and decreased by $56,756,000, respectively, for the three and nine months ended April 3, 1998 when compared with the comparable periods last year and increased by $26,514,000 from the immediately preceding quarter ended January 2, 1998. The increase in net other income from the comparable year-ago quarter was primarily due to a decrease in the charge for minority interest in the Company's majority-owned subsidiary in Shenzhen, China, partially offset by an increase in interest expense due to higher average levels of long-term debt outstanding. The decrease in net other income from the comparable year-ago nine-month period was primarily due to charges for mark-to-market adjustments in the current year of $75,662,000 on certain of the Company's foreign currency forward exchange contracts for the Thai baht and the Malaysian ringgit and an increase in interest expense due to higher average levels of long-term debt outstanding, partially offset by an increase in interest income primarily due to higher average invested cash. The increase from the immediately preceding quarter was primarily due to a decrease in charges for mark-to-market adjustments on certain of the Company's foreign currency forward exchange contracts and a decrease in the charge for minority interest in the Company's majority-owned subsidiary in Shenzhen, China.

The effective tax rate used to record the benefit for income taxes for the nine months ended April 3, 1998 was 25% compared with a 28% effective tax rate used to record the provision for income taxes for the comparable period last year. The lower effective tax rate used to record the benefit for income taxes for the nine months ended April 3, 1998 resulted primarily from non-deductible charges incurred as a result of the acquisition of Quinta Corporation. Excluding the acquisition of Quinta Corporation, certain non-recurring restructuring costs and the reversal of certain Amstrad litigation charges, the pro forma effective tax rate used to record the benefit for income taxes for the nine months ended April 3, 1998 would have been 28%. The pro forma effective tax rate of 28% is less than the U.S. statutory rate primarily because a portion of the Company's anticipated net earnings of foreign subsidiaries is not subject to foreign income taxes and is considered to be permanently invested in non-U.S. operations. The Company expects its effective tax rate on operating income for the remaining quarter of fiscal 1998 to approximate 28%. However, the actual effective tax rate may vary from 28% if, for example, the Company incurs charges in connection with future acquisitions.

FOREIGN CURRENCY RISK:
----------------------

The Company transacts business in various foreign countries. Its primary foreign currency cash flows are in emerging market countries in Asia and in certain European countries. The Company has established a foreign currency hedging program utilizing foreign currency forward exchange contracts and purchased currency options to hedge local currency cash flows for payroll, inventory, other operating expenditures and fixed asset purchases in Singapore, Thailand and Malaysia. Under this program, increases or decreases in the Company's local currency operating expenses and other cash outflows, as translated into U.S. dollars, are partially offset by realized gains and losses on the hedging instruments. The goal of this hedging program is to economically guarantee or lock in the exchange rates on the Company's foreign currency cash outflows rather than to eliminate the possibility of short-term earnings volatility. The Company does not use foreign currency forward exchange contracts or purchased currency options for trading purposes.


Gains and losses related to qualified hedges of firm commitments and anticipated transactions are deferred and are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs. All other foreign currency hedge contracts are marked-to-market and unrealized gains and losses are included in current period net income. Because not all economic hedges qualify as accounting hedges, unrealized gains and losses may be recognized in income in advance of the actual foreign currency cash flows. This mismatch of accounting gains and losses and foreign currency cash flows was especially pronounced during the first and second quarters of fiscal 1998 as a result of the declines in value of the Thai baht and Malaysian ringgit, relative to the U.S. dollar. This resulted in an unrealized pre-tax charge of $75,662,000 for the nine months ended April 3, 1998. Based on uncertainty in the Southeast Asian foreign currency markets, the Company has temporarily suspended purchasing foreign currency forward exchange and option contracts for the Thai baht, Malaysian ringgit and Singapore dollar.

The table below provides information about the Company's derivative financial instruments, comprised of foreign currency forward exchange contracts and purchased currency options. The table presents the notional amounts in U.S. dollars (at the contract exchange rates) and the weighted average contractual foreign currency exchange rates in local currency per U.S. dollar. Substantially all instruments mature within six months.



                                                                  April 3, 1998
                                                     ----------------------------------------
                                                     Notional        Average      Estimated
In thousands of US$, except average contract rate     Amount     Contract Rate  Fair Value (1)
---------------------------------------------------  --------      --------     --------------
Foreign currency forward exchange contracts:
          Malaysian ringgit                          $ 79,613           2.88        $(19,251)
          Singapore dollar                            143,317           1.46         (14,221)
          Thai baht                                    33,932          26.84         (11,711)
                                                     --------                  -------------
                                                     $256,862                       $(45,183)(2)
Purchased currency options:
          Malaysian ringgit                          $ 21,724           2.53        $      -


          Singapore dollar                             23,994           1.42               -
                                                     --------                  -------------

                                                     $ 45,718                  $           -

(1) Equivalent to the unrealized net gain (loss) on existing contracts.
(2) $17,644 of the total $45,183 unrealized loss on foreign currency forward exchange contracts was deferred at April 3, 1998 because the forward exchange contracts are hedges of firm commitments.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

At April 3, 1998, the Company's cash, cash equivalents and short-term investments totaled $1.721 billion, a decrease of $562 million from the June 27, 1997 balance. This decrease was primarily a result of expenditures of $547 million for property, equipment and leasehold improvements, the payment of $194 million in connection with the acquisition of Quinta, net of cash acquired, the net payment of $123 million in connection with the adverse judgement in the Amstrad PLC litigation and the repurchase of approximately 4 million shares of the Company's common stock for $105 million, partially offset by net cash provided by operating activities. Until required for other purposes, the Company's cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase, while its short-term investments primarily consist of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase.

As of April 3, 1998, the Company had committed lines of credit of $66 million which can be used for standby letters of credit and bankers' guarantees. At April 3, 1998, nearly all had been utilized.

The Company expects investments in property and equipment in the current fiscal year to approximate $750 million, of which approximately $551 million had been incurred as of April 3, 1998. The Company plans to finance these investments from existing cash balances and cash flows from operations. The $551 million year-to-date investment comprised $187 million for manufacturing facilities and equipment related to the Company's subassembly and disc drive final assembly and test facilities in the United States, Far East and Ireland; $186 million for manufacturing facilities and equipment for the recording head operations in the United States, Malaysia, Northern Ireland, the Philippines and Thailand; $158 million for expansion of the Company's thin-film media operations in California, Singapore and Northern Ireland; and $20 million for other purposes.

During the nine months ended April 3, 1998 the Company acquired approximately 4 million shares of its common stock for approximately $105 million. The repurchase of these shares was primarily in connection with a new stock repurchase program announced in June 1997 in which up to $600 million worth of the Company's common stock was authorized to be acquired in the open market. Although the Company may continue to repurchase shares of its common stock from time to time, it has not repurchased any shares since October 1997.

FACTORS AFFECTING FUTURE OPERATING RESULTS:
-------------------------------------------

The data storage industry in which the Company competes is subject to a number of risks, each of which has affected the Company's operating results in the past and could impact the Company's future operating results. The demand for disc drive and tape drive products depends principally on demand for computer systems and storage upgrades to computer systems, which has historically been volatile. Changes in demand for computer systems often have an exaggerated effect on the demand for disc drive and tape drive products in any given period, and unexpected slowdowns in demand for computer systems generally cause sharp declines in demand for such products. In addition, the Company's future success will require, in part, that the market for computer systems, storage upgrades to computer systems and multimedia applications, such as digital video and video-on-demand, and hence the market for disc drives, remains strong. Delays in the development, introduction and ramping of production of new products has in the past and may continue to significantly adversely impact operating results. The data storage industry has been characterized by periodic situations in which the supply of drives exceeds demand, resulting in higher than anticipated inventory levels and intense price competition. Even during periods of consistent demand, this industry is characterized by intense competition and ongoing price erosion over the life of a given drive product. The Company expects that competitors will offer new and existing products at prices necessary to gain or retain market share and customers. The Company expects that price erosion in the data storage industry will continue for the foreseeable future. This competition and continuing price erosion could adversely affect the Company's results of operations in any given quarter and such adverse effect often cannot be anticipated until late in any given quarter. In addition, the demand of drive customers for new generations of products has led to short product life cycles that require the Company to constantly develop and introduce new drive products on a cost-effective and timely basis. Many of these new drive products require increased storage capacity and more advanced technology. The increased difficulty and complexity associated with production of higher capacity disc drives increases the likelihood of reliability, quality or operability problems that could result in reduced bookings, increased manufacturing rework and scrap costs, increased service and warranty costs and a decline in the Company's competitive position. There is also a demand developing in the personal computer market for computer systems costing less than $1000. The Company is positioning itself to participate in this market, however, there can be no assurance that the Company will be able to produce disc drives for this market at a cost low enough to yield gross margins comparable to those of its current overall product mix. In addition, the Company's operating results have been and may in the future be subject to significant quarterly fluctuations as a result of a number of other factors, including the timing of orders from and shipment of products to major customers, product mix, pricing, delays or interruptions in the production of products, competing technologies, variations in product cost, component availability due to single or limited sources of supply, high fixed costs resulting from the Company's vertical integration strategy, the Company's ability to attract and retain key technical employees, foreign currency exchange fluctuations (see "Foreign Currency Risk"), increased competition and general economic and industry fluctuations. For example, revenue decreased to $1,675,026,000 in the third quarter of fiscal 1998 from $2,501,823,000 in the third quarter of fiscal 1997 as a result of increased competition resulting in significant price decreases and continuing weakness in demand for the Company's disc drive products. The Company's future operating results may also be adversely affected by an adverse judgment or settlement in the legal proceedings in which the Company is currently involved. See Part II,
Item 1, Legal Proceedings of this Form 10-Q.

The Company has experienced and expects to continue to experience intense competition from a number of domestic and foreign companies. These companies include the other leading independent disc drive manufacturers as well as large integrated multinational manufacturers such as Fujitsu Limited, Hyundai Electronics America (Maxtor Corporation), International Business Machines Corporation, NEC Corporation, Samsung Electronics Co., Ltd. and Toshiba Corporation. Such competition could materially adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.

The cost, quality and availability of certain components, including heads, media, application specific integrated circuits, motors, printed circuit boards and custom semiconductors are critical to the successful production of disc drives. The Company's strategy of vertical integration has allowed it to internally manufacture many of the critical components used in its products.
The Company also relies on independent suppliers for certain components used in
its products.   The Company has in the past experienced production delays when unable to obtain sufficient quantities of certain components. Any prolonged interruption or reduction in the supply of any key components could have a material adverse effect on the Company's business, operating results and financial condition. The Company has pursued a strategy of vertical integration of its manufacturing process in order to reduce costs, control quality and assure availability and quality of certain components. A strategy of vertical integration entails a high level of fixed costs and requires a high volume of production and sales to be successful. During periods of decreased production, such as the Company is now experiencing, these high fixed costs have had, and could in the future have, a material adverse effect on the Company's operating results and financial condition. In addition, a strategy of vertical integration has in the past and could continue to delay the Company's ability to introduce products containing market-leading technology.

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

The Company is identifying Year 2000 dependencies in its internal systems and is implementing changes to such systems to make them Year 2000 compliant. The Company has also initiated formal communications with all of its significant suppliers and financial institutions, and is in the process of communicating with its large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 Issue. The Company anticipates that its systems will be substantially Year 2000 compliant by the end of June 1999. The cost of bringing the Company's systems into Year 2000 compliance is in the process of being defined, however it is not expected to have a material effect on the Company's financial condition or results of operations. While the Company currently expects that the Year 2000 Issue will not pose significant operational problems, delays in the implementation of new information systems, or a failure to fully identify all Year 2000 dependencies in the Company's systems and in the systems of its vendors, customers and financial institutions could have material adverse consequences, including delays in the delivery or sale of products. Therefore, the Company is developing contingency plans for continuing operations in the event such problems arise.

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

PATENT LITIGATION
-----------------

In November 1992, Rodime, PLC ("Rodime") filed a complaint in Federal Court for the Central District of California, alleging infringement of U.S. Patent No. B1 4,638,383 and various state law unfair competition claims. It was the opinion of the Company's patent counsel that the Company's products do not infringe any valid claims of the Rodime patent in suit and thus the Company refused Rodime's offer of a license for its patents. Other companies, however, such as IBM, Hewlett-Packard and a number of Japanese companies have reportedly made payments to and taken licenses from Rodime. On October 24, 1997 the Court entered a Final Judgment against Rodime and in favor of Seagate. Rodime has appealed from the final judgment. The Company intends to vigorously defend itself in the appeal brought by Rodime.

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

OTHER MATTERS
-------------

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

(a)  Exhibits

The following exhibits are included herein:


27.1 Financial Data Schedule - As of and for the period ended April 3, 1998.

27.2 Financial Data Schedule - As of and for the periods ended October 3, 1997, March 28, 1997 and June 27, 1997 restated for Statement of Financial Accounting Standard No. 128, Earnings Per Share (SFAS 128).

27.3 Financial Data Schedule - As of and for the periods ended December 27, 1996, September 27, 1996 and June 28, 1996, restated for SFAS 128.

(b)  Reports on Form 8-K

No reports on Form 8-K have been filed with the Securities and Exchange Commission during the three months ended April 3, 1998.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           SEAGATE TECHNOLOGY, INC.
                           ------------------------
                                 (Registrant)



DATE:  May 13, 1998            BY:  /s/  Charles C. Pope
                                    _______________________
                                    CHARLES C. POPE
                                    Senior Vice President, Finance
                                    and Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)



DATE:  May 13, 1998            BY:  /s/  Alan F. Shugart
                                    _______________________
                                    ALAN F. SHUGART
                                    Chairman of the Board and
                                    Chief Executive Officer
                                    (Principal Executive Officer
                                    and Director)

                           SEAGATE TECHNOLOGY, INC.
                               INDEX TO EXHIBITS




EXHIBIT
NUMBER
_______



27.1 Financial Data Schedule - As of and for the period ended April 3, 1998.

27.2 Financial Data Schedule - As of and for the periods ended October 3, 1997, March 28, 1997 and June 27, 1997 restated for Statement of Financial Accounting Standard No. 128, Earnings Per Share (SFAS 128).

27.3 Financial Data Schedule - As of and for the periods ended December 27, 1996, September 27, 1996 and June 28, 1996, restated for SFAS 128.