Form 10-K405
period 1998-07-03
SEAGATE TECHNOLOGY INC
filed 1998-08-20
CIK 354952

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JULY 3, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM       TO

                          COMMISSION FILE NO. 0-10630

                           SEAGATE TECHNOLOGY, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ----------------

                DELAWARE                                    94-2612933
    (STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NUMBER)

             920 DISC DRIVE
       SCOTTS VALLEY, CALIFORNIA                              95066
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (831) 438-6550

                               ----------------

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

                                     NONE

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of Common Stock on July 3, 1998 as reported by the New York Stock Exchange, was approximately $5.182 billion. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  The number of outstanding shares of the registrant's Common Stock on July 3, 1998 was 244,757,152

                      DOCUMENTS INCORPORATED BY REFERENCE

  Parts of the following documents are incorporated by reference to Parts I, II, III, IV of this form 10-K Report: (1) Proxy Statement for registrant's 1998 Annual Meeting of Stockholders (the "Proxy Statement") and (2) registrant's Annual Report to Stockholders for the fiscal year ended July 3, 1998 (the "Annual Report to Stockholders").

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

  The information contained in this report includes forward-looking statements, based on current expectations, that involve risks and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Various important factors known to Seagate Technology, Inc. that could cause such material differences are identified below in Part I, Item 1 of this report and in the "Management's Discussion and Analysis of Results of Operations and Financial Condition" included in the Company's 1998 Annual Report to Stockholders, which is incorporated by reference into Part II, Item 7 of this Report.

ITEM 1. BUSINESS

GENERAL

  Seagate operates in a single industry segment by designing, manufacturing and marketing products for storage, retrieval and management of data on computer and data communications systems. These products include disc drives and disc drive components, tape drives and software.

  Seagate designs, manufactures and markets a broad line of rigid magnetic disc drives for use in computer systems ranging from desktop personal computers to workstations and supercomputers as well as in multimedia applications such as digital video and video-on-demand. The Company's products currently include rigid disc drive models with form factors from 3.5 to 5.25 inches and capacities from 1 gigabyte ("GB") to 47 GB. In January 1998, the Company discontinued production of 2.5 inch disc drives for the mobile computer market due to intense competition resulting in a substantial loss of market share. However, the Company is continuing research and development in this area and intends to reenter this market at a future date. The Company sells its products to original equipment manufacturers ("OEMs") for inclusion in their computer systems or subsystems, and to distributors, resellers, dealers, system integrators and retailers. The Company has pursued a strategy of vertical integration and accordingly designs and manufactures rigid disc drive components including recording heads, discs, disc substrates, motors and custom integrated circuits. It also assembles certain of the key subassemblies for use in its products including printed circuit board and head stack assemblies. The Company's products are currently manufactured primarily in the Far East with limited production in the United States.

  In addition to its core product line of rigid disc drives and related components, the Company has broadened its strategy to more fully address the markets for storage, retrieval and management of data. In line with this broadened strategy, the Company has made the following investments:

  In January 1993, the Company began investing in SanDisk Corporation ("SanDisk"), a flash memory company.

  In July 1994, the Company began investing in Dragon Systems, Inc., a developer of speech and language technology, including speech recognition software.

  In December 1994, the Company acquired Applied Magnetics Corporation's tape head subsidiary, a manufacturer of magnetic recording heads for tape drives.

  In February 1996, The Company added tape drives to its product line as a result of its merger with Conner Peripherals, Inc. ("Conner").

  In June 1997, the Company began investing in Gadzoox Networks, Inc., a manufacturer of Fibre Channel based storage network connectivity products.

  In August 1997, the Company acquired Quinta Corporation ("Quinta"), a developer of optically assisted Winchester disc drives.

  The Company has also invested in, and currently intends to continue investigating opportunities to invest in software activities. See "Seagate Software, Inc."

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

  Rigid disc drive performance is commonly measured by five key characteristics: average seek time (commonly expressed in milliseconds), which is the time needed to position the heads over a selected track on the disc surface; media data transfer rate (commonly expressed in megabits per second), which is the rate at which data is transferred to and from the disc; storage capacity (commonly expressed in megabytes or gigabytes), which is the amount of data that can be stored on the disc; spindle rotation speed (commonly expressed in revolutions per minute), which has an effect on speed of access to data; and interface transfer rate (commonly expressed in megabytes per second), which is the rate at which data moves between the disc drive and the computer controller.

  Read/write heads, mounted on an arm assembly similar in concept to that of a record player, fly extremely close to each disc surface and record data on and retrieve it from concentric tracks in the magnetic layers of the rotating discs.

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

  Areal density is a measure of storage capacity per square inch on the recording surface of a disc. It represents the number of bits of information on a linear inch of the recording track (specified in bits per inch or bpi) multiplied by the number of recording tracks on a radial inch of the disc. Current areal densities are sufficient to meet the requirements of most applications today. However, the long-term demand for increased drive capacities is expected to increase at an accelerating rate since sound and moving pictures require many times the storage capacity of simple text. The Company has and continues to aggressively pursue a range of technologies to increase areal densities across the entire range of its products not only to increase drive capacities, but to allow the elimination of components at a stated capacity as areal density increases, thus reducing costs. As a result, Seagate drives today use advanced signal processing techniques such as PRML (Partial Response Maximum Likelihood) read/write channels, advanced servo systems, higher precision mechanics and advanced head technologies. To attain greater areal densities, the Company currently incorporates magneto-resistive ("MR") heads into a substantial portion of its disc drives. MR heads have discrete read and write structures which take advantage of special magnetic properties in certain metals to achieve significantly higher storage capacities. There can be no assurance that the Company's MR head development effort will continue to be successful. See "Product Development."

MARKET OVERVIEW

  Rigid disc drives are used in a broad range of computer systems as well as for multimedia applications such as digital video and video-on-demand. The Company defines the major computer system markets to include mobile computers, desktop personal computers, workstation systems and server/multi-user systems. Users of computer systems are increasingly demanding additional data storage capacity with higher performance in order to (i) use more sophisticated applications software, including database management, CAD/CAM/CAE, desktop publishing, video editing and enhanced graphics applications and (ii) operate in multi-user, multitasking and multimedia environments. There is also an emerging market for ultra-low cost personal computers. Additionally, there is a sizable market for rigid disc drives in the existing installed base of computer systems, some of which require additional storage capacity. These requirements for storage upgrades can be served through authorized distribution channels.

 Personal Computers--Desktop and Mobile

  Desktop and portable personal computers are used in a number of environments, ranging from homes to businesses and multi-user networks. Software applications are primarily word processing, spreadsheet, desktop publishing, database management, multimedia, internet caching, digital photos, games, audio/video applications and other related applications. The Company believes the minimum storage requirements in the past year for entry-level personal computers were generally 1 GB to 2.1 GB of formatted capacity with seek times ranging from 12.5 milliseconds ("msec") down to 10.5 msec. The entry level capacities continue to increase. In addition, users of personal computers have become increasingly price sensitive. The Company's objective for the personal computer market is to design drives for high-volume, low-cost manufacturing.

  Seagate divides the desktop market into three segments: entry-level, mainstream and performance. The Company designs and manufactures drives for each of these segments--Medalist drives for the entry-level and mainstream market segments and Medalist Pro for the performance segment.

  Smaller footprint systems, such as mobile, laptop, notebook and ultraportable computers require rigid disc drives in form factors of less than
3.5 inches that emphasize durability and low power consumption in addition to capacity and performance characteristics found in their desktop functional equivalents. Personal digital assistants, hand-held and pen-based computers may use 1.8 inch or 2.5 inch hard disc drives or flash memory such as a PCMCIA card for additional memory. These mobile applications also emphasize low power consumption as well as very high degrees of durability. The Company discontinued production of disc drives in form factors of less than 3.5 inches in January 1998. However, the Company is continuing research and development in this area and intends to reenter this market at a future date.

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

PRODUCTS

 Rigid Disc Drives

  The Company produces a broad line of rigid disc drives in 3.5 and 5.25 inch form factors and capacities from 1 GB to 47 GB. The Company provides more than one product at some capacity points and differentiates products on a price/performance and form factor basis. The Company believes that its broad range of rigid disc drives is particularly appealing to customers, such as large OEMs, which require a wide variety of drive capacities, performance levels and interfaces. Producing for several market segments also broadens the Company's customer base and reduces the Company's reliance on any one segment of the computer market. The Company continues to devote its resources to developing products with industry leading performance characteristics and to being among the first to introduce such products to market. The Company continuously seeks to enhance its market presence in emerging segments of the rigid disc drive market by drawing on its established capabilities in high-volume, low-cost production. The Company believes it offers the broadest range of disc storage products available. See "Product Development".

 Mobile Computing

  In April 1997, the Company announced the 2.5 inch Marathon 2130sl and 1420sl in the 12.7 mm high form factor with formatted capacities of 2.1 GB and 1.4 GB, respectively. These two models began volume production during the first quarter of fiscal 1998. In January 1998, the Company discontinued production of 2.5 inch disc drives for the mobile computer market due to intense competition resulting in a substantial loss of market share. The design center for mobile drives in San Jose, California was closed and relocated to Longmont, Colorado. The Company is continuing research and development for mobile products and intends to reenter this market at a future date.

Desktop Computing

  In fiscal 1998, the Company continued to introduce new 3.5 inch disc drive products for the desktop computing market.
  During the fourth quarter of fiscal 1997, the Company began production of the Medalist 4340 (ST34340A), a value-class 4.3 GB hard drive with a 4,500 rpm spindle rotation speed, a 12 msec seek time and multimedia-ready performance, meaning the drive can run full-screen, full-motion video. Depopulated versions of the Medalist 4340 also began production, including the Medalist 2120 (ST32120A), an entry level 2.1 GB hard drive, and the Medalist 1010 (ST31010A), an entry level, single platter 1 GB hard drive. The Medalist 1010 is targeted to entry level systems and emerging markets such as the ultra-low cost personal computer market. Volume shipments of the Medalist 4340, 2120 and 1010 began in the first quarter of fiscal 1998.
  The Medalist 4342 family started volume production in the first quarter of fiscal 1998. This product added the Ultra ATA interface to the Medalist 4340 product family. Products in the Medalist 4342 family include the 4.3 GB Medalist 4342 (ST34342A), the 3.2 GB Medalist 3232 (ST33232A), the 2.1 GB Medalist 2122 (ST32122A) and the 1 GB Medalist 1022 (ST31022A).

  The Medalist 8641 family started volume production in the third quarter of fiscal 1998. This mainstream product family has a spindle rotation speed of 5,400 rpm, features low acoustics and the Ultra-ATA interface, and includes Seagate's exclusive SeaShield to protect the printed circuit board from handling and electrostatic damage. Products include the 8.6 GB Medalist 8641 (ST38641A), 6.5 GB Medalist 6531 (ST36531A), 4.3 GB Medalist 4321 (ST34321A),
3.2 GB Medalist 3221 (ST33221A), and 2.1 GB Medalist 2110 (ST32110A). These products are positioned for the mainstream personal computer market.

  The Medalist 10240 family started volume production in the first quarter of fiscal 1999. This product family extensively leverages the Medalist 8641 product family, and includes the 10.2 GB Medalist 10240 (ST310240A) and the single-disc 2.5 GB Medalist 2510 (ST32510A). It has the same features as the Medalist 8641 family with more capacity. The 10.2 GB product is targeted at mainstream desktop systems while the 2.5 GB product is targeted at entry-level, low-cost systems.

  The Medalist Pro 9140 family was announced during the second fiscal quarter of fiscal 1998 and production began during the third quarter. This family targets the performance market segment. These drives are available in three capacities, the Medalist Pro 9140 (ST39140A) at 9.1 GB, the Medalist Pro 6530 (ST36530A) at 6.5 GB, and the Medalist Pro 4520 (ST34520A) at 4.5 GB.

  During fiscal 1998, Seagate addressed the new sub-$1,000 personal computer market with design and manufacturing efforts to provide an appropriate disc drive to OEMs. These efforts culminated in the announcement in June 1998 of the ST32111A. This 3.5 inch drive provides 2.1 GB of storage capacity for the entry level or first time buyer market.

 Workstation Systems

  In 1992, the Company introduced the Barracuda family of 3.5 inch disc drives. At 7,200 rpm the Barracuda had the highest spindle rotation speed of any drives produced at that time. In fiscal year 1997, the Company introduced two new products in the Barracuda family, the Barracuda 4LP and the Barracuda 4XL. The Barracuda 4 LP is a 4 GB formatted capacity, high-performance drive in the low-profile form factor. Volume production of the Barracuda 4LP began in the second quarter of fiscal 1997. The Barracuda 4XL is a 4.5 GB formatted capacity drive in the low-profile form factor. The Barracuda 4XL, which began volume production during the fourth quarter of fiscal 1997, is designed to provide a balance of price and performance for the workstation market as it matures. In the third quarter of fiscal 1998, volume production began on the Barracuda 9LP and the Barracuda 18. These are 9 GB and 18 GB formatted capacity, high-performance drives with read seek times of 7.1 msec and 7.6 msec, respectively. The Barracuda 9LP has a low-profile form factor design.

 Server/Multi-user Systems

  High-end applications range from digital video, video-on-demand, high-end file servers, mainframes and minicomputers to supercomputers. The Barracuda 9, a 9.1 GB formatted capacity drive, is the third generation of ultrahigh performance disc drives in the Barracuda family, described above. The Barracuda 9 began volume production in the second quarter of fiscal 1997. The Barracuda 4LP and 4XL and the Barracuda 9LP and 18, discussed under "Workstation Systems" above, are also used in server/multi-user systems.

  In August 1996, the Company announced the 3.5 inch Cheetah family, with spindle rotation speeds of 10,000 rpm, formatted capacities of 4.5 GB and 9.1 GB, seek times of 7.5 msec and sustained data transfer rates in excess of 15 megabytes ("MB") per second. This drive family is focused at the very high performance segment of the market. Volume production of the Cheetah 4LP and the Cheetah 9 began in the third and fourth quarters of fiscal 1997, respectively. The Cheetah 9LP and the Cheetah 18 are the second generation 10,000 rpm drives and have formatted capacities of 9 GB and 18 GB, respectively, and read seek times of 5.2 msec and 5.7 msec, respectively. Volume production of these drives began in the fourth quarter of fiscal 1998. Both drives have data transfer rates up to 80 MB per second with the Ultra2 ATA interface or 100 MB per second with the Fibre Channel interface.

  Addressing the high-end 5.25 inch market the Company has continued to leverage its Elite product line. In the third quarter of fiscal 1997, production commenced on the Elite 23, a high performance, 5.25 inch disc drive with 23 GB of formatted capacity and a spindle rotation speed of 5,400 rpm. In the second quarter of fiscal 1998, production of the Elite 47 began. This drive is a 5.25 inch disc drive with 47 GB of formatted capacity and read seek times of 13 msec.

  The Barracuda, Cheetah and Elite families all utilize industry leading technologies such as MR heads, PRML channels, embedded servo and laser textured media.

 Tape Drives

  Tape drives are peripheral hardware devices which enable low cost storage and protection of large volumes of data through the use of small tape cartridges. Computer systems of all types increasingly need dedicated backup storage peripherals that combine high capacity, high performance, low cost and reliability. Seagate markets a broad line of Travan, Digital Audio Tape (DAT) and Advanced Intelligent Tape (AIT) drives and autoloaders ranging from 8 GB to 200 GB in capacity, for a wide range of backup and removable storage needs. The Company currently produces backup solutions for market segments from desktop personal computers to midrange servers to complement its line of disc drive products. A substantial portion of the Company's tape drive products employ head technologies developed by the Company. The Company offers tape products through a variety of channels including OEMs, distributors, VARs, resellers and system integrators. The Company works closely with OEMs to customize storage solutions that meet their customers' needs.

 Hornet Travan Drives

  Seagate's family of low-profile Hornet Travan tape drives provides backup solutions for low-cost servers with 8 GB to 20 GB of data storage on a single low-cost removable cartridge. In September 1997, Seagate launched the Hornet Travan Network Series (NS) products with read-while-write technology and hardware data compression. The Company's 8 GB Hornet Travan products are available with either SCSI or IDE interfaces and address the need for higher performance tape solutions at an economical price. All Hornet tape drives are sold either as bare drives or are bundled with software and other accessories and marketed under the "TapeStor" brand. The Company's Hornet Travan drives are manufactured by Seagate in Singapore.

 DAT Drives

  High-speed networked computer environments need automatic data protection and backup in the form of dedicated removable storage peripherals that combine high capacity, reliability, and low cost per megabyte in a small form factor. The Seagate family of DAT drives and autoloaders provides a balance of these features, storing up to 96 GB of data. All Seagate DAT products use the industry accepted high speed SCSI-2 interface which is the dominant systems interface for storage peripherals of this class. In June 1998, Seagate announced its commitment to DAT technology with plans to produce a DAT drive based on the latest Digital Data Storage (DDS) standard, DDS-4. The new standard will allow up to 40 GB of storage with compression on a single DDS-4 cartridge. All DAT products are currently manufactured by Matsushita-Kotobuki Electronics Industries, Ltd. ("MKE") in Japan.

 Sidewinder AIT Drives

  Seagate's Sidewinder AIT drives and autoloaders offer high data integrity, reliability and performance for midrange servers and tape libraries. Seagate's stand alone drive, the Sidewinder 50, offers up to 50 GB of capacity while the Sidewinder 200 autoloader offers up to 200 GB of storage on four AIT tapes. AIT offers many performance advantages such as fast cartridge load and file access times, a thorough self-cleaning head and durable AME (Advanced Metal Evaporation) media. In addition, Sidewinder drives are available in both external and compact internal form factors for easy integration. Sidewinder drives are currently manufactured for Seagate by Sony.

 Linear Tape Open (LTO)

  In April 1998, Seagate, Hewlett-Packard and IBM jointly announced Linear Tape Open ("LTO") technology for licensing to storage manufacturers. LTO is a powerful open tape architecture for tape storage products that is expected to surpass current tape capacity and performance levels. LTO is available for licensing to vendors in two formats: Accelis, for applications with fast-access requirements and Ultrium for high capacity needs. Products based on LTO technology are expected to be available sometime in 1999.

 Other Products

  The Company offers warranty and out-of-warranty repair service to users of its disc and tape drives. The Company also offers software products directed towards the client/server and network computing environments. See "Seagate Software, Inc.."

SOFTWARE SOFTWARE, INC.

  The Company is continuing its strategy of developing and marketing software products enabling business users and Information Technology (IT) professionals to manage enterprise information. The Company believes that managing the exponential growth of information and the growing need for information infrastructures combined with increasingly decentralized decision making are key challenges inherent in today's mission critical client/server computing environments. The Company's strategy is to respond to these challenges by offering Enterprise Information Management ("EIM") software solutions which consist of three core components -- Information Delivery, Information Analysis and Information Availability. EIM integrates departmental information, optimizes decision-making and ensures consistent access to information by providing comprehensive data availability and protection.

  In April 1996, pursuant to the acquisition of a number of software companies beginning in May 1994 and the merger with Conner and its Arcada Software subsidiary in February 1996, the Company consolidated its software operations under Seagate Software, Inc. ("Seagate Software"). Headquartered in Scotts Valley, California and having over 40 offices and operations in 17 countries worldwide, Seagate Software is comprised of two operating groups, each focused on the growing need for superior EIM.

  Seagate Software's Information Management Group ("IMG") offers business intelligence ("BI") software solutions featuring the information delivery and analysis components of EIM. IMG's products include features such as query and reporting, automated report scheduling and distribution, information delivery across the World Wide Web, on-line analytical processing, forecasting, statistical analysis, discovery and data mining.

  Seagate Software's Network and Storage Management Group ("NSMG") offers network and storage management software solutions which focus on the availability component of EIM by enabling IT professionals to manage distributed network resources and secure and protect enterprise data. NSMG's products include features such as system backup, disaster recovery, migration, replication, automated client protection, storage resource management, scheduling, event correlation and desktop management.

  Seagate Software is a majority-owned and consolidated subsidiary of the Company to which the Company contributed most of its software product assets in 1996. In connection with the contribution, Seagate Software issued preferred stock and common stock to the Company and its subsidiaries. As of July 3, 1998, the Company and one of its subsidiaries held 99.7% of Seagate Software's outstanding capital stock. Seagate Software is subject to the reporting and other requirements of the Securities Exchange Act of 1934, as amended, and grants options to its employees and certain employees of the Company through the Seagate Software, Inc. 1996 Stock Option Plan. No public market currently exists for the common stock of Seagate Software into which such options are exercisable. On a diluted basis, the outstanding minority interests of Seagate Software were approximately 17.8% as of July 3, 1998, and such interests consisted of outstanding common stock and options to acquire common stock held by certain employees and directors of Seagate Software and the Company.

MARKETING AND CUSTOMERS

  The Company sells its products to OEMs, distributors, resellers, dealers, system integrators and retailers. OEM customers incorporate Seagate drives into computer systems for resale. OEMs either manufacture and assemble computer system components into computer systems; purchase components to build their systems; or purchase complete computer systems and integrate the drives and other hardware and software. Distributors typically resell Seagate disc drives to small OEMs, dealers, system integrators and other resellers. Certain resellers to which the Company directly sells its products also resell Seagate drives as part of enhanced packages (e.g., an add-on kit for a computer or as part of their own computers). Shipments to OEMs were 65%, 71% and 72% of disc drive revenue in fiscal 1998, 1997 and 1996, respectively. In 1998 and 1997 sales to Compaq Computer Corporation accounted for approximately 13% and 11%, respectively, of the Company's consolidated revenue. No other customer accounted for 10% or more of consolidated revenue in 1998 or 1997. No customer accounted for 10% or more of consolidated revenue in 1996. In 1998, consolidated revenue declined to $6.819 billion from $8.940 billion in 1997. In response to this decline in revenue the Company initiated a restructuring plan to align its worldwide operations with market conditions and to improve the productivity of its operations and the efficiency of its development efforts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--1998 vs 1997."

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

 Sales Offices

  The Company maintains sales offices throughout the United States and in Australia, England, France, Germany, Hong Kong, Ireland, Japan, Singapore, South Korea, Sweden and Taiwan. Foreign sales are subject to certain controls and restrictions, including, in the case of certain countries, approval by the office of Export Administration of the United States Department of Commerce and other United States governmental agencies.

BACKLOG

  In view of customers' rights to cancel or defer orders with little or no penalty, the Company believes backlog in the disc drive industry may be misleading. The Company's backlog includes only those orders for which a delivery schedule has been specified by the customer. Substantially all orders shown as backlog at July 3, 1998 were scheduled for delivery within six months. Because many customers place large orders for delivery throughout the year, and because of the possibility of customer cancellation of orders or changes in delivery schedules, the Company's backlog as of any particular date is not indicative of the Company's potential sales for any succeeding fiscal period. The Company's order backlog at July 3, 1998 was approximately $793 million compared with approximately $960 million at June 27, 1997.

MANUFACTURING

  The Company's business objectives require it to establish manufacturing capacity in anticipation of market demand. The key elements of the Company's manufacturing strategy are: high-volume, low-cost assembly and test; vertical integration in the manufacture of selected components; and establishment and maintenance of key vendor relationships. The highly competitive disc drive industry requires that the Company manufacture significant volumes of high-quality drives at low unit cost. To do this, the Company must rapidly achieve high manufacturing yields and obtain uninterrupted access to high-quality components in required volumes at competitive prices.
  Manufacturing of the Company's rigid disc drives is a complex process, requiring a "clean room" environment, the assembly of precision components within narrow tolerances and extensive testing to ensure reliability. The first step in the manufacturing of a rigid disc drive is the assembly of the actuator mechanism, heads, discs, and spindle motor in a housing to form the head-disc assembly (the "HDA"). The assembly of the HDA involves a combination of manual and semiautomated processes. After the HDA is assembled, a servo pattern is magnetically recorded on the disc surfaces. Upon completion, circuit boards are mated to the HDA and the completed unit is thoroughly tested prior to packaging and shipment. Final assembly and test operations of the Company's disc drives take place primarily at facilities located in Singapore, Malaysia, China, Minnesota and Oklahoma. Subassembly and component operations are performed at the Company's facilities in Singapore, Malaysia, Thailand, Minnesota, California, Northern Ireland, Indonesia, Mexico, and Scotland. In addition, independent entities manufacture or assemble components for the Company in the United States, Europe and various Far East countries including Hong Kong, Japan, Korea, China, the Philippines, Singapore, Malaysia, Taiwan and Thailand.

  The Company believes that it must continue to develop automated manufacturing processes in order to remain competitive. In this regard, the Company continually selectively evaluates which steps in the manufacturing process would benefit from automation. There can be no assurance that the Company's efforts to develop and improve its automated manufacturing processes will be successful. Any failure of the Company to continue to develop and improve its automated manufacturing processes could have a material adverse effect on the Company's business.

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

  All three stages of manufacturing for both magneto-resistive and inductive thin-film heads are carried out at the Company's facilities. These three stages are wafer production, slider fabrication and head gimbal assembly. While the majority of its requirements for magnetic recording heads are produced internally, the Company, in the past year, has begun purchasing some heads from third party suppliers to afford it access to the widest possible head technology available. However, the Company plans to continue to manufacture the majority of its head requirements internally. For disc, or media, production the Company purchases aluminum substrate blanks from third parties mainly in the U.S. and Japan. These blanks are machined, plated and polished to produce finished substrates at the Company's plants in California, Mexico and Northern Ireland. The Company's media manufacturing plants in California and Singapore put these substrates through the manufacturing processes necessary to deposit the magnetic storage layer, the protective carbon overcoat and the lubricant as well as to achieve the proper degree of final surface smoothness and also carry out the quality assurance activities necessary to deliver finished media to Seagate's disc drive manufacturing plants. The Company's internal media manufacturing operations supply the majority of its needs for media but media is also purchased from third party suppliers located in the U.S. and the Far East. Spindle motors are sourced principally from outside vendors in the Far East. The Company designs, in partnership with a major ASIC manufacturer, nearly all of its ASICs for motor and actuator control and manufactures a small portion of these circuits. It designs all or part of many of the other ASICs in the drive such as interface controllers, read/write channels and pre-amplifiers, and procures these from third parties. The vast majority of the high-volume surface-mount printed circuit assemblies are assembled internally. The Company evaluates the need for second sources for all of its components on a case-by-case basis and, where it is deemed desirable and feasible to do so, secures multiple sources. The Company has experienced production delays when unable to obtain sufficient quantities of certain components or assembly capacity. The Company attempts to maintain component inventory levels adequate for its short-term needs. However, an inability to obtain essential components, if prolonged, would adversely affect the Company's business.

  Because of the significant fixed costs associated with the production of its products and components and the industry's history of declining prices, the Company must continue to produce and sell its disc drives in significant volume, continue to lower manufacturing costs and carefully monitor inventory levels. Toward these ends, the Company continually evaluates its components and manufacturing processes as well as the desirability of transferring volume production of disc drives and related components between facilities, including transfer overseas to countries where labor costs and other manufacturing costs are significantly lower than in the U.S., principally Singapore, Thailand, Malaysia and China. Frequently, transfer of production of a product to a different facility requires qualification of such new facility by certain of the Company's OEM customers. There can be no certainty that such changes and transfers will be implemented on a cost-effective basis without delays or disruption in the Company's production and without adversely affecting the Company's results of operations. Due to declining customer orders and price erosion as a result of intensely competitive market conditions in fiscal 1998, the Company has initiated a restructuring plan resulting in the closure of certain manufacturing facilities to reduce excess capacity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--1998 vs 1997."

  Offshore operations are subject to certain inherent risks, including delays in transportation, changes in governmental policies, tariffs, import/export regulations, and fluctuations in currency exchange rates in addition to geographic limitations on management controls and reporting. Although the Company has not had any significant adverse experience in this regard and has significant experience in the offshore production of its products, there can be no assurance that the inherent risks of offshore operations will not adversely effect the Company's future operating results. During fiscal 1998, several Far East currencies significantly declined in value relative to the U.S. dollar. As a result during fiscal 1998, the Company was required to mark-to-market a portion of its foreign currency forward exchange contracts that it had taken out as a hedge of these currencies and take a $76 million charge against income. As of July 3, 1998, the Company had effectively closed out all of its foreign currency forward exchange contracts by purchasing offsetting contracts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Disclosures about Market Risk." Certain of the Far East countries in which the Company operates have experienced political unrest and the Company's operations have been adversely affected for short periods of time.

PRODUCT DEVELOPMENT

  The Company's strategy for new products emphasizes developing and introducing on a timely and cost effective basis products that offer functionality and performance equal to or better than competitive product offerings. The rigid disc drive industry is characterized by ongoing, rapid technological change, relatively short product life cycles and rapidly changing user needs. The Company believes that its future success will depend upon its ability to develop, manufacture and market products which meet changing user needs, and to successfully anticipate or respond to changes in technology and standards on a cost-effective and timely basis. Accordingly, the Company is committed to the development of new component technologies, new products, and the continuing evaluation of alternative technologies.
  The Company develops new disc drive products and the processes to produce them at four locations: Longmont, Colorado; Oklahoma City, Oklahoma; Bloomington, Minnesota; and Singapore. Generally speaking, Longmont and Singapore are responsible for development of 3.5 inch form factor drives intended for desktop personal computer systems; Oklahoma City is responsible for development of 3.5 inch disc drives with capacities and interfaces intended for use in minicomputers, supermicrocomputers, workstations and file servers; and Bloomington is responsible for 3.5 inch and 5.25 inch products principally intended for use in systems ranging from workstations and superminicomputers to mainframe and supercomputers as well as new markets such as digital video and video-on-demand. Development of 2.5 inch form factor drives intended for mobile personal computers is also conducted in Longmont.
  The Company is increasing its focus on research and development and is realigning its disc drive development process. Seagate's Advanced Concepts Labs program focuses the Company's disc drive and component research efforts into three lab groups that specialize in developing advanced technologies for future data storage products. The three groups are storage products, recording heads and recording media. These labs are designed to deliver significant advances in disc drive science to meet the advanced requirements of future data storage devices. The charter of Advanced Concepts is to ensure timely availability of mature component and subsystem technologies to the Company's product development teams and allow the Company to leverage and coordinate those technologies across products. The drive development process is being realigned to ensure a common and standard process that will consistently deliver time-to-market products. In August 1997, the Company acquired Quinta, a developer of ultra-high capacity disc drive technologies, including a new optically assisted Winchester ("OAW") technology. OAW technology is designed to integrate optical, magnetic and telecommunications technologies for the purpose of building a new class of high capacity cost-effective disc drive storage devices. There can be no assurance that Quinta's OAW technology development effort will be successful.

  The Company has focused its component research and development efforts in four main areas: heads, media, motors and ASICs. The major emphasis of this research and development effort is higher capacity, reduced size and power consumption, improved performance and reliability, and reduced cost.

  The principal areas of research and development relating to spindle motors are improved bearings, lowered power requirements, reduced noise level, improved reliability, improved magnet strength, and reduced cost. With a continuous demand for increased data storage density, the Company is researching alternative motor technologies in addition to current ball bearing spindle motors, including fluid dynamic motors and air bearing motors. The motor design and development center is located in Scotts Valley, California.

  The Company's head research and development efforts are focused on increasing recording densities, reducing the size and mass of the slider, developing suspensions and assembly technology for reduced head size, reducing the cost and increasing the reliability. This research and development includes substantial effort to develop and manufacture MR and other head technologies such as Giant MR ("GMR") heads and advanced air bearing sliders for high areal density and small form factor products. There can be no assurance that the Company's head development efforts will be successful and a failure of the Company to successfully manufacture and market products incorporating its advanced head technology in a timely manner could have a material adverse effect on the Company's business and results of operations.

  Media research and development is primarily related to achieving higher areal densities consistent with the efforts undertaken in the head operations of the Company as well as developing the capability to produce media of reduced dimensions from those of current main-stream products. These media research and development efforts are subdivided into several main approaches to achieving these goals: developing smoother, flatter substrates that permit lower head flying heights; developing thinner, smaller-diameter substrates to support development of physically smaller disc drives; developing improved magnetic storage alloys, overcoat materials and surface lubricants that permit higher coercivities and improved electromagnetic performance while providing enhanced wear and reliability performance; and, finally, developing enhanced substrate and media manufacturing processes that allow the Company to implement the results of its other developments while increasing the consistency and reducing the cost of producing high performance magnetic storage media. As a consequence of these efforts, the Company reviews, on an on-going basis, not only new versions and smaller size versions of the industry-standard aluminum and glass substrates but also substrates of alternative materials. The Company experiments with the elemental content of the storage alloys and overcoat materials and the sputtering processes used to deposit them. The Company evaluates different lubricants and pursues variations in the techniques used to obtain the proper degree of surface smoothness including both mechanical and other processes. There can be no assurance that the Company's media development efforts will be successful.

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

  No assurance can be given that the Company will be able to successfully complete the design or introduction of new products in a timely manner, that the Company will be able to manufacture new products in volume with acceptable manufacturing yields, or successfully market these products, or that these products will perform to specifications on a long-term basis. Failure to meet any of the above objectives in a timely manner has in the past and may in the future have a material adverse effect on the Company's business and results of operations.

  During the fiscal years ended July 3, 1998, June 27, 1997 and June 28, 1996, the Company's product development expenses were $585 million, $459 million and $420 million, respectively.

PATENTS AND LICENSES

  The Company has approximately 905 U.S. patents and 450 foreign patents and has approximately 696 U.S. and 831 foreign patent applications pending. Due to the rapid technological change that characterizes the rigid disc drive industry, the Company believes that the improvement of existing products, reliance upon trade secrets and unpatented proprietary know-how and development of new products are generally more important than patent protection in establishing and maintaining a competitive advantage. Nevertheless, the Company believes that patents are of value to its business and intends to continue its efforts to obtain patents, when available, in connection with its research and development program. There can be no assurance that any patents obtained will provide substantial protection or be of commercial benefit to the Company, or that their validity will not be challenged.

  Because of rapid technological development in the disc drive industry, certain of the Company's products have been and it is possible other products could be accused of infringement of existing patents. The rigid disc drive industry has been characterized by significant litigation relating to patent and other intellectual property rights. From time to time, the Company receives claims that certain of its products infringe patents of third parties. Although the Company has been able to resolve some such claims or potential claims by obtaining licenses or rights under the patents in question without a material adverse affect on the Company, other such claims are pending which if resolved unfavorably to the Company could have a material adverse effect on the Company's business. For a description of current disputes see the "Litigation" note to the Company's consolidated financial statements. In addition, the costs of engaging in intellectual property litigation may be substantial regardless of outcome. The Company has patent cross licenses with a number of companies in the computer industry. Additionally, the Company has agreements in principle with other major disc drive companies.

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

  The Company has experienced and expects to continue to experience intense competition from a number of domestic and foreign companies, some of which have far greater resources than the Company. In addition to independent rigid disc drive manufacturers, the Company also faces competition from present and potential customers, including IBM, Toshiba, NEC, Fujitsu Limited and Samsung who continually evaluate whether to manufacture their own drives or purchase them from outside sources. These manufacturers also sell drives to third parties which results in direct competition with the Company.

  Product life cycles are relatively short in the disc drive industry. The Company expects its competitors to offer new and existing products at prices necessary to gain or retain market share and customers. To remain competitive, the Company believes it will be necessary to continue to reduce its prices and aggressively enhance its product offerings. In addition to the foregoing, the ability of the Company to compete successfully will also depend on its ability to provide timely product introductions and to continue to reduce production costs. The Company's establishment of production facilities in Singapore, Thailand, Malaysia and China are directed toward such cost reductions. The Company believes that its future success will depend upon its ability to develop, manufacture and market products of high quality and reliability which meet changing user needs, and which successfully anticipate or respond to changes in technology and standards on a cost-effective and timely basis, of which there can be no assurance.

  The introduction of products using alternative technologies could be a significant source of competition. For example, high-speed semiconductor memory could compete with the Company's products in the future. Semiconductor memory (SRAM and DRAM) is much faster than magnetic disc drives, but currently is volatile (i.e., subject to loss of data in the event of power failure) and much more costly. Flash EE prom, a nonvolatile semiconductor memory, is currently much more costly and, while it has higher read performance than disc drives, it has lower write performance. Flash EE prom could become competitive in the near future for applications requiring less storage capacity (i.e., less than 200 MB) than is required in the Company's more traditional computer related market place.

EMPLOYEES

  From June 27, 1997 to July 3, 1998, the number of persons employed worldwide by the Company was reduced from approximately 111,000 to approximately 87,000. This reduction was part of a restructuring plan begun in January 1998 to align the Company's worldwide operations with market conditions and to improve the productivity of its operations and the efficiency of its development efforts. Approximately 71,000 of the Company's employees were located in the Company's Far East operations as of July 3, 1998. In addition, the Company makes use of supplemental employees, principally in manufacturing, who are hired on an as-needed basis. Management believes that the future success of the Company will depend in part on its ability to attract and retain qualified employees at all levels, of which there can be no assurance. The Company believes that its employee relations are good.

ITEM 2. PROPERTIES

  Seagate's executive offices are located in Scotts Valley, California. Principal manufacturing facilities are located in Singapore, Thailand, Malaysia, Minnesota, California, Oklahoma, China and Northern Ireland. A major portion of the Company's facilities are occupied under leases which expire at various times through 2015. The following is a summary of square footage owned or leased by the Company:

                           FACILITIES (SQUARE FEET)

--------------------------------------------------------------------------------
                             MANUFACTURING   PRODUCT   ADMINIS-
          LOCATION            & WAREHOUSE  DEVELOPMENT  TRATIVE    TOTAL
          --------           ------------- ----------- --------- ----------
NORTH AMERICA
  California
    Central California......      16,768      36,934      30,325     84,027 (1)
    Northern California.....     451,813     208,722     281,830    942,365 (2)
    Southern California.....     345,590     107,888      46,844    500,322 (3)
  Colorado..................      48,849     225,424      25,849    300,122
  Minnesota.................     891,805      73,498     217,631  1,182,934 (4)
  Oklahoma..................     294,301     110,097      93,502    497,900 (5)
  Northeast USA.............         --       21,890      12,818     34,708
  Southeast USA.............       6,750      36,618      93,957    137,325 (6)
  Other USA.................      46,341         947      14,562     61,850 (7)
  Canada/Mexico.............     172,095      46,654      92,546    311,295 (8)
                               ---------     -------   --------- ----------
TOTAL NORTH AMERICA.........   2,274,312     868,672     909,864  4,052,848
                               ---------     -------   --------- ----------
EUROPE
  England...................      19,878      15,632      31,283     66,793 (9)
  Ireland...................         --          --        1,200      1,200 (10)
  Northern Ireland..........     266,031       4,900      50,169    321,100 (11)
  Netherlands...............      92,234         --       28,955    121,189 (12)
  Scotland..................      89,555       3,680      19,988    113,223 (13)
  Other Europe..............         --          --       55,105     55,105 (14)
                               ---------     -------   --------- ----------
TOTAL EUROPE................     467,698      24,212     186,700    678,610
                               ---------     -------   --------- ----------
ASIA
  China.....................     165,420         --       25,972    191,392 (15)
  Malaysia..................   1,321,931         --      148,556  1,470,487 (16)
  Philippines...............         --          --          999        999 (17)
  Singapore.................   1,530,717      35,519     288,569  1,854,805 (18)
  Thailand..................   1,532,265         --      226,846  1,759,111 (19)
  Other Pacific Rim.........      38,470         --       66,544    105,014 (20)
                               ---------     -------   --------- ----------
TOTAL ASIA..................   4,588,803      35,519     757,486  5,381,808
                               ---------     -------   --------- ----------
TOTAL.......................   7,330,813     928,403   1,854,050 10,113,266
                               =========     =======   ========= ==========

--------
 (1) Includes approximately 30,598 square feet owned by the Company.

 (2) Includes approximately 324,756 square feet owned by the Company. Excludes 460,356 square feet unoccupied and approximately 50,322 square feet subleased to others.

 (3) Includes approximately 114,182 square feet owned by the Company. Excludes approximately 38,209 square feet subleased to others.

 (4) Includes approximately 650,846 square feet owned by the Company. Excludes approximately 217,802 square feet subleased to others. Excludes approximately 350,000 square feet under construction.

 (5) Includes approximately 268,220 square feet owned by the Company.

 (6) Excludes approximately 5,000 square feet unoccupied.

 (7) Excludes approximately 19,206 square feet unoccupied.

 (8) Excludes approximately 478,000 square feet under construction.

 (9) Excludes approximately 32,206 square feet subleased to others.

(10) Excludes approximately 155,000 square feet owned by the Company and unoccupied.

(11) Includes approximately 321,100 square feet owned by the Company. Excludes approximately 250,000 square feet under construction.

(12) Excludes approximately 130,290 square feet unoccupied.

(13) Excludes approximately 10,775 square feet unoccupied. Excludes approximately 16,000 square feet under construction.

(14) Excludes approximately 3,263 square feet subleased to others.

(15) Excludes approximately 32,056 square feet unoccupied.

(16) Includes approximately 1,639,322 square feet owned by the Company. Excludes approximately 170,595 square feet unoccupied.

(17) Excludes approximately 312,365 square feet owned by the Company and unoccupied.

(18) Includes approximately 1,634,039 square feet owned by the Company. Excludes approximately 218,498 square feet unoccupied. Excludes approximately 8,271 square feet under construction.

(19) Includes approximately 844,594 square feet owned by the Company. Excludes approximately 201,417 square feet unoccupied.

(20) Includes approximately 8,303 square feet owned by the Company.

ITEM 3. LEGAL PROCEEDINGS

  The information required by this item is incorporated by reference to pages 30 and 35 of the Annual Report to Stockholders, filed as Exhibit 13.1 hereto.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

  The present executive officers of the Company are as follows:

                                                                             EXECUTIVE
                                                                              OFFICER
          NAME            AGE                    POSITION                      SINCE
          ----            ---                    --------                    ---------
Stephen J. Luczo........   41 Chief Executive Officer, President, Chief        1993
                              Operating Officer and Director of the Company
                              and Chairman of the Board of Directors,
                              Seagate Software, Inc.
Bernardo A. Carballo....   49 Executive Vice President, Worldwide Sales,       1991
                              Marketing, Product Line Management, Tape
                              Operations and Customer Service
Don G. Colton...........   50 Executive Vice President, Corporate Quality      1997
Brendan C. Hegarty......   55 Executive Vice President, Chief Operating        1989
                              Officer, Recording Heads Group
Thomas F. Mulvaney......   49 Senior Vice President, General Counsel, and      1996
                              Corporate Secretary
Charles C. Pope.........   43 Senior Vice President, Finance and Chief         1998
                              Financial Officer
Townsend H. Porter, Jr..   52 Executive Vice President, Drive Operations       1997
                              and Chief Technical Officer, Storage Products
                              Group
Donald L. Waite.........   65 Executive Vice President, Chief                  1983
                              Administrative Officer and Assistant
                              Secretary
William D. Watkins......   45 Executive Vice President, Disc Drive             1996
                              Operations and Chief Operating Officer,
                              Recording Media Group

  Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

  Mr. Luczo joined the Company in October 1993 as Senior Vice President, Corporate Development. In March 1995, he was appointed Executive Vice President, Corporate Development and Chief Operating Officer of Seagate Software. In July 1997, he was appointed Chairman of the Board of Seagate Software. Mr. Luczo was promoted to President and Chief Operating Officer of the Company in September 1997. In July 1998, Mr. Luczo was promoted to Chief Executive Officer and appointed to the Board of Directors of the Company. Prior to joining the Company he was Senior Managing Director of the Global Technology Group of Bear, Stearns & Co. Inc., an investment banking firm, from February 1992 to October 1993.

  Mr. Carballo was General Manager, Product Line Management for the Company's Oklahoma City operations at the time of the Company's acquisition of Imprimis in 1989. In 1990 he was promoted to Vice President, Product Line Management, Oklahoma City operations, in September 1991 he was promoted to Senior Vice President, Sales, Marketing and Product Line Management and in March 1995 he was promoted to

Executive Vice President Worldwide Sales, Marketing, Product Line Management and Customer Service. In September 1997, he also assumed responsibility for Seagate's Tape Division.

  Mr. Colton was Vice President, Product Line Management for Seagate's Oklahoma City and Twin Cities operations from 1991 until his promotion to Senior Vice President, Product Line Management in August 1995. In September 1997 he was promoted to Executive Vice President, Corporate Quality. Mr. Colton joined the Company in 1989 upon the Company's acquisition of Imprimis, Inc.

  Dr. Hegarty joined Control Data/Imprimis in 1988 as Vice President, Thin-Film Heads. In October 1989 he was named Seagate's Vice President of Recording Heads Group in Bloomington, Minnesota, and in August 1990 was promoted to Senior Vice President and Chief Technical Officer. In March 1995 he was promoted to Executive Vice President, Chief Operating Officer, Recording Heads Group. From October 1990 to October 1993 Dr. Hegarty was also a Director of the Company. Dr. Hegarty serves as a Director of MTS Systems Corporation, an engineering company.

  Mr. Mulvaney joined the Company in February 1996 with the Company's merger with Conner Peripherals as Senior Vice President, General Counsel, and Assistant Secretary. In July 1998, Mr. Mulvaney was appointed Corporate Secretary. Mr. Mulvaney was Vice President, General Counsel and Secretary at Conner Peripherals from May 1995 until February 1996. Prior to joining Conner Peripherals, Mr. Mulvaney was with VLSI Technology, Inc., a semiconductor company, from May 1990 to May 1995 where he served as Vice President, General Counsel and Secretary, and held departmental responsibility for legal, human resources, corporate communications and facilities.

  Mr. Pope was promoted to Senior Vice President in January 1997 and Chief Financial Officer in February 1998. Mr. Pope joined Seagate as director of Budgets and Analysis with the Company's acquisition of Grenex in 1985. He has held a variety of positions in his 13 years with Seagate including Director of Finance for Thailand operations; Vice President, Finance, Far East operations; Vice President, Finance and Treasurer; Vice President and General Manager, Seagate Magnetics; and most recently, Senior Vice President Finance, Storage Products.

  Mr. Porter joined the Company on June 2, 1997 as Chief Technology Officer, Storage Products Group. In September 1997 he was promoted to Executive Vice President. Mr. Porter was Vice President of Research and Development, Enterprise Storage Group at Western Digital, a disc drive company, from November 1994 to May 1997. From 1968 to 1994, Mr. Porter held engineering, program management, and executive positions at IBM.

  Mr. Waite joined the Company in 1983 as Vice President of Finance and Chief Financial Officer, and was promoted to Senior Vice President, Finance in 1984. In March 1995 he was promoted to Executive Vice President, Chief Administrative Officer and Chief Financial Officer. Mr. Waite was Chief Financial Officer of the Company from October 1983 until February 1998 and Secretary of the Company from October 1983 until July 1998. He was appointed Assistant Secretary of the Company in July 1998. Mr. Waite serves as a Director of California Micro Devices, a manufacturer of integrated passive devices, and Seagate Software, Inc., a subsidiary of the Company.

  Mr. Watkins joined the Company in February 1996 with the Company's merger with Conner Peripherals as Executive Vice President, Recording Media Group. In October 1997, Mr. Watkins' was appointed Executive Vice President, Disc Drive Operations and Chief Operating Officer, Recording Media Group. Prior to joining the Company he was President and General Manager of the Conner Peripherals Disk Division from January 1990 until December 1992. In January 1993, Mr. Watkins was promoted to Senior Vice President, Manufacturing Operations.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  The information required by this Item is incorporated by reference to pages 1-3 of the Annual Report to Stockholders, filed as Exhibit 13.1 hereto.

  There have been no sales of unregistered securities by the Company since July 1, 1995.

ITEM 6. SELECTED FINANCIAL DATA

  The information required by this Item is incorporated by reference to pages 1-3 of the Annual Report to Stockholders, filed as Exhibit 13.1 hereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information required by this Item is incorporated by reference to pages 3-14 of the Annual Report to Stockholders, filed as Exhibit 13.1 hereto.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this Item is incorporated by reference to pages 1-3 and 15-37 of the Annual Report to Stockholders, filed as Exhibit 13.1 hereto.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) The following documents are filed as a part of this Report:

  1.Financial Statements. The following Consolidated Financial Statements of Seagate Technology, Inc. and Report of Independent Auditors are incorporated by reference in Item 8:

    Report of Independent Auditors

    Consolidated Balance Sheets July 3, 1998 and June 27, 1997.

    Consolidated Statements of Operations Years Ended July 3, 1998; June 27, 1997; and June 28, 1996.

    Consolidated Statements of Stockholders' Equity Years Ended July 3, 1998; June 27, 1997; and June 28, 1996.

    Consolidated Statements of Cash Flows Years Ended July 3, 1998; June 27, 1997; and June 28, 1996.

    Notes to Consolidated Financial Statements.

  2.Financial Statement Schedules. The following consolidated financial statement schedule of Seagate Technology, Inc. is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Seagate Technology, Inc.:

     SCHEDULE                                                               PAGE
     --------                                                               ----
     II--Valuation and Qualifying Accounts.................................  24

  Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

  3.Exhibits:

                                                                         NOTES:
                                                                         ------
      3.1 Certificate of Incorporation of Registrant, as amended.         (A)
      3.2 By-Laws of Registrant, as amended.                              (B)
      4.1 Indenture, dated as of March 1, 1997 (the "Indenture"), between Seagate Technology, Inc. (the "Company") and First
          Trust of California, National Association, as Trustee.          (C)
      4.2 Officers' Certificate pursuant to Section 301 of the
          Indenture, without Exhibits, establishing the terms of the
          Company's senior notes and senior debentures.                   (C)
      4.3 Form of Senior Note.                                            (C)
      4.4 Form of Senior Debenture.                                       (C)
     10.1 1983 Incentive Stock Option Plan and form of Stock Option
          Agreement.                                                      (E)
     10.2 Seagate Technology Employee Stock Purchase Plan, as amended.
     10.3 Registrant's Executive Stock Plan.                              (I)
     10.4 Conner Peripherals, Inc. 1986 Incentive Stock Plan.             (I)
     10.5 Building Agreement for Land At Private Lot A14547 in Yio Chu
          Kang dated May 30, 1996 between Seagate Technology
          International and Jurong Town Corporation.
     10.6 Lease Agreement dated July 18, 1994 between Universal
          Appliances Limited and Seagate Technology (Thailand)
          Limited.
     10.7 1991 Incentive Stock Option Plan and Form of Option
          Agreement, as amended.
     10.8 Acquisition Agreement dated as of September 29, 1989 by and among Seagate Technology, Inc. and Control Data Corporation,
          Imprimis Technology Incorporated and Magnetic Peripherals,
          Inc.                                                            (G)
     10.9 Amended and Restated Directors' Option Plan and Form of
          Option Agreement.                                               (H)

                                                                         NOTES:
                                                                         ------
     10.10 Amended and Restated Archive Corporation Stock Option and
           Restricted Stock Purchase Plan--1981.                          (I)
     10.11 Amended and Restated Archive Corporation Incentive Stock
           Option Plan--1981.                                             (I)
     10.12 Conner Peripherals, Inc.--Arcada Holdings, Inc. Stock
           Option Plan.                                                   (J)
     10.13 Arcada Holdings, Inc. 1994 Stock Option Plan.                  (J)
     10.14 Separation Agreement and Release between the Registrant and
           Alan F. Shugart dated as of July 29, 1998.
     13.1  Portions of the 1998 Annual Report to Stockholders.
     21.1  Subsidiaries of the Registrant.
     23.1  Consent of Ernst & Young LLP, Independent Auditors.
     24.1  Power of Attorney (included on page 23).
     27    Financial Data Schedule

--------
(A) Incorporated by reference to exhibits filed in response to Item 16, "Exhibits," of the Company's Registration Statement on Form S-3 (File No. 33-13430) filed with the Securities and Exchange Commission on April 14, 1987.
(B) Incorporated by reference to exhibits filed in response to Item 14 (a), "Exhibits," of the Company's Form 10-K, as amended, for the year ended June 30, 1990.
(C) Incorporated by reference to exhibits filed in response to Item 7(b), "Financial Statements and Exhibits" of the Company's Current Report on Form 8-K dated March 4, 1997.
(E) Incorporated by reference to exhibits filed in response to Item 14(a), "Exhibits," of the Company's Form 10-K for the year ended June 30, 1983.
(G) Incorporated by reference to exhibits filed in response to Item 7(c), "Exhibits," of the Company's Current Report on Form 8-K dated October 2, 1989.
(H) Incorporated by reference to exhibits filed in response to Item 14(a), "Exhibits," of the Company's Form 10-K for the year ended June 30, 1991.
(I) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-8 (registration number 333-00697) as filed with the Commission on February 5, 1996.
(J) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-8 (registration number 333-01059) as filed with the Commission on February 21, 1996.

  (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended July 3, 1998.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Seagate Technology, Inc.

                                                   /s/ Stephen J. Luczo
                                          By: _________________________________
                                            (Stephen J. Luczo, Chief Executive
                                                         Officer,
                                            President, Chief Operating Officer
                                                      and a Director)

Dated: August 20, 1998

                               POWER OF ATTORNEY

  Know All Men By These Presents, that each person whose signature appears below constitutes and appoints Stephen J. Luczo and Charles C. Pope, jointly and severally, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

   /s/ STEPHEN J. LUCZO              Chief Executive Officer,       August 20, 1998
____________________________________ President, Chief Operating
   Stephen J. Luczo                  Officer and a Director
                                     (Principal Executive
                                     Officer)

   /s/ CHARLES C. POPE               Senior Vice President and      August 20, 1998
____________________________________ Chief Financial Officer
   Charles C. Pope                   (Principal Financial and
                                     Accounting Officer)

   /s/ GARY B. FILLER                Co-Chairman of the Board       August 20, 1998
____________________________________
   Gary B. Filler

   /s/ LAWRENCE PERLMAN              Co-Chairman of the Board       August 20, 1998
____________________________________
   Lawrence Perlman

   /s/ KENNETH HAUGHTON              Director                       August 20, 1998
____________________________________
   Kenneth Haughton

   /s/ ROBERT A. KLEIST              Director                       August 20, 1998
____________________________________
   Robert A. Kleist

   /s/ THOMAS P. STAFFORD            Director                       August 20, 1998
____________________________________
   Thomas P. Stafford

   /s/ LAUREL L. WILKENING           Director                       August 20, 1998
____________________________________
   Laurel L. Wilkening

                            SEAGATE TECHNOLOGY, INC.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

         COL. A              COL. B      COL. C     COL. D      COL. E      COL. F
         ------           ------------ ---------- ---------- ------------ -----------
                                             ADDITIONS
                                       ---------------------
                                                  CHARGED TO
                           BALANCE AT  CHARGED TO   OTHER                 BALANCE AT
                          BEGINNING OF COSTS AND  ACCOUNTS-- DEDUCTIONS--   END OF
      DESCRIPTION            PERIOD     EXPENSES   DESCRIBE  DESCRIBE (1)   PERIOD
      -----------         ------------ ---------- ---------- ------------ -----------
YEAR ENDED JULY 3, 1998:
  Deducted from asset
   accounts:
    Allowance for
     doubtful accounts..  $60,413,000  $1,182,000    $--     $ 7,465,000  $54,130,000
                          ===========  ==========    ====    ===========  ===========
YEAR ENDED JUNE 27,
 1997:
  Deducted from asset
   accounts:
    Allowance for
     doubtful accounts..  $66,656,000  $5,729,000    $--     $11,972,000  $60,413,000
                          ===========  ==========    ====    ===========  ===========
YEAR ENDED JUNE 28,
 1996:
  Deducted from asset
   accounts:
    Allowance for
     doubtful accounts..  $71,702,000  $3,744,000    $--     $ 8,790,000  $66,656,000
                          ===========  ==========    ====    ===========  ===========

--------
(1)Uncollectible accounts written off, net of recoveries.

                           SEAGATE TECHNOLOGY, INC.

                               INDEX TO EXHIBITS

 EXHIBITS                                                                NOTES:
 --------                                                                ------
   3.1    Certificate of Incorporation of Registrant, as amended.         (A)
   3.2    By-Laws of Registrant, as amended.                              (B)
   4.1    Indenture, dated as of March 1, 1997 (the "Indenture"),
          between Seagate Technology, Inc. (the "Company") and First
          Trust of California, National Association, as Trustee.          (C)
   4.2    Officers' Certificate pursuant to Section 301 of the
          Indenture, without Exhibits, establishing the terms of the
          Company's senior notes and senior debentures.                   (C)
   4.3    Form of Senior Note.                                            (C)
   4.4    Form of Senior Debenture.                                       (C)
  10.1    1983 Incentive Stock Option Plan and form of Stock Option
          Agreement.                                                      (E)
  10.2    Seagate Technology Employee Stock Purchase Plan, as amended.
  10.3    Registrant's Executive Stock Plan.                              (I)
  10.4    Conner Peripherals, Inc. 1986 Incentive Stock Plan.             (I)
  10.5    Building Agreement for Land At Private Lot A14547 in Yio Chu
          Kang dated May 30, 1996 between Seagate Technology
          International and Jurong Town Corporation.
  10.6    Lease Agreement dated July 18, 1994 between Universal
          Appliances Limited and Seagate Technology (Thailand)
          Limited.
  10.7    1991 Incentive Stock Option Plan and Form of Option
          Agreement, as amended.
  10.8    Acquisition Agreement dated as of September 29, 1989 by and among Seagate Technology, Inc. and Control Data Corporation,
          Imprimis Technology Incorporated and Magnetic Peripherals,
          Inc.                                                            (G)
  10.9    Amended and Restated Directors' Option Plan and Form of
          Option Agreement.                                               (H)
  10.10   Amended and Restated Archive Corporation Stock Option and
          Restricted Stock Purchase Plan--1981.                           (I)
  10.11   Amended and Restated Archive Corporation Incentive Stock
          Option Plan--1981.                                              (I)
  10.12   Conner Peripherals, Inc.--Arcada Holdings, Inc. Stock Option
          Plan.                                                           (J)
  10.13   Arcada Holdings, Inc. 1994 Stock Option Plan.                   (J)
  10.14   Separation Agreement and Release between the Registrant and
          Alan F. Shugart dated as of July 29, 1998.
  13.1    Portions of the 1998 Annual Report to Stockholders.
  21.1    Subsidiaries of the Registrant.
  23.1    Consent of Ernst & Young LLP, Independent Auditors.
  24.1    Power of Attorney (included on page 23).
  27      Financial Data Schedule

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

(G) Incorporated by reference to exhibits filed in response to Item 7(c), "Exhibits," of the Company's Current Report on Form 8-K dated October 2, 1989.

(H) Incorporated by reference to exhibits filed in response to Item 14(a), "Exhibits," of the Company's Form 10-K for the year ended June 30, 1991.

(I) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-8 (registration number 333-00697) as filed with the Commission on February 5, 1996.

(J) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-8 (registration number 333-01059) as filed with the Commission on February 21, 1996.