Form 10-Q
period 1998-10-02
SEAGATE TECHNOLOGY INC
filed 1998-11-16
CIK 354952

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended October 2, 1998
                        Commission File Number 001-11403

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

                            TELEPHONE: (831) 438-6550
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

On October 2, 1998, 245,250,840 shares of the registrant's common stock were issued and outstanding.

                                      INDEX


                            SEAGATE TECHNOLOGY, INC.





PART I         FINANCIAL INFORMATION                                                PAGE NO.
--------------------------------------------------------------------------------------------
Item 1.        Financial Statements (Unaudited)

               Consolidated condensed statements of operations--
                Three months ended October 2, 1998 and
                October 3, 1997                                                        3

               Consolidated condensed balance sheets--
                October 2, 1998 and July 3, 1998                                       4

               Consolidated condensed statements of cash flows--
                Three months ended October 2, 1998 and
                October 3, 1997                                                        5

               Notes to consolidated condensed financial statements                    6


Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                              12



PART II        OTHER INFORMATION

Item 1.        Legal Proceedings                                                      23

Item 4.        Submission of Matters to a Vote of Security Holders                    24

Item 6.        Exhibits and Reports on Form 8-K                                       25

               SIGNATURES                                                             26

                            SEAGATE TECHNOLOGY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (In Millions, Except Per Share Data)
                                   (Unaudited)



                                               THREE MONTHS ENDED
                                           ----------      ----------
                                           OCTOBER 2,      OCTOBER 3,
                                              1998            1997
                                           ----------      ----------
Revenue                                     $ 1,553         $ 1,896

Cost of sales                                 1,232           1,601
Product development                             141             143
Marketing and administrative                    131             126
Amortization of goodwill and
  other intangibles                               9              10
In-process research and development              --             216
Unusual items                                    77              --
                                            -------         -------

   Total Operating Expenses                   1,590           2,096

   Loss from Operations                         (37)           (200)

Interest income                                  26              28
Interest expense                                (13)            (13)
Other                                             3             (65)
                                            -------         -------

   Other Income (Expense), net                   16             (50)
                                            -------         -------

Loss before income taxes                        (21)           (250)
Provision (benefit) for income taxes              9             (10)
                                            -------         -------

   Net Loss                                 $   (30)        $  (240)
                                            =======         =======


Net loss per share                          $ (0.12)        $ (0.98)

Number of shares used in
   per share computations                     245.0           244.6



            See notes to consolidated condensed financial statements.

                            SEAGATE TECHNOLOGY, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (In Millions)
                                   (Unaudited)

                                                          OCTOBER 2,        JULY 3,
                                                             1998           1998(1)
                                                           -------         -------
ASSETS
Cash and cash equivalents                                  $   431         $   666
Short-term investments                                       1,443           1,161
Accounts receivable, net                                       761             799
Inventories                                                    461             508
Deferred income taxes                                          232             243
Other current assets                                           244             238
                                                           -------         -------
     Total Current Assets                                    3,572           3,615
Property, equipment and leasehold improvements, net          1,665           1,669
Goodwill and other intangibles, net                            157             169
Other assets                                                   209             192
                                                           -------         -------
     Total Assets                                          $ 5,603         $ 5,645
                                                           =======         =======
LIABILITIES
Accounts payable                                           $   521         $   577
Accrued employee compensation                                  182             175
Accrued expenses                                               650             602
Accrued income taxes                                             5              20
Current portion of long-term debt                                1               1
                                                           -------         -------
     Total Current Liabilities                               1,359           1,375
Deferred income taxes                                          431             435
Other liabilities                                              182             194
Long-term debt, less current portion                           703             704
                                                           -------         -------
     Total Liabilities                                       2,675           2,708
                                                           -------         -------
STOCKHOLDERS' EQUITY
Common stock                                                     3               3
Additional paid-in capital                                   1,933           1,929
Retained earnings                                            1,247           1,298
Accumulated other comprehensive income                           5              --
Deferred compensation                                          (49)            (55)
Treasury common stock at cost                                 (211)           (238)
                                                           -------         -------
Total Stockholders' Equity                                   2,928           2,937
                                                           -------         -------
     Total Liabilities and Stockholders' Equity            $ 5,603         $ 5,645
                                                           =======         =======


(1) The information in this column was derived from the Company's audited consolidated balance sheet as of July 3, 1998.

See notes to consolidated condensed financial statements.

                            SEAGATE TECHNOLOGY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (In Millions)
                                   (Unaudited)

                                                                       THREE MONTHS ENDED
                                                                   --------------------------
                                                                   OCTOBER 2,      OCTOBER 3,
                                                                      1998            1997
                                                                   ----------      ----------
OPERATING ACTIVITIES:
Net loss                                                            $   (30)        $  (240)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
  Depreciation and amortization                                         165             171
  Deferred income taxes                                                   4               8
  In-process research and development                                    --             216
  Other, net                                                              7              12
  Changes in operating assets and liabilities:
   Accounts receivable                                                   37             114
   Inventories                                                           39               8
   Accounts payable                                                     (72)           (239)
   Accrued income taxes                                                 (12)            (59)
   Accrued expenses and employee compensation                            11            (159)
   Other assets and liabilities, net                                     12              42
                                                                    -------         -------
  Net cash provided by (used in) operating activities                   161            (126)

INVESTING ACTIVITIES:
Acquisition of property, equipment and leasehold
  improvements, net                                                    (107)           (222)
Purchases of short-term investments                                  (2,209)         (1,009)
Maturities and sales of short-term investments                        1,937           1,346
Acquisition of Quinta, net of cash acquired                              --            (194)
Equity investments                                                       --             (22)
Other, net                                                              (22)             --
                                                                    -------         -------
  Net cash used in investing activities                                (401)           (101)

FINANCING ACTIVITIES:
Sale of common stock                                                      7              22
Purchase of treasury stock                                               (1)            (34)
                                                                    -------         -------
  Net cash provided by (used in) financing activities                     6             (12)

Effect of exchange rate changes on cash and cash equivalents             (1)              3
                                                                    -------         -------

Increase (decrease) in cash and cash equivalents                       (235)           (236)
Cash and cash equivalents at the beginning of the period                666           1,047
                                                                    -------         -------
Cash and cash equivalents at the end of the period                  $   431         $   811
                                                                    =======         =======




See notes to consolidated condensed financial statements.

                            SEAGATE TECHNOLOGY, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1.      BASIS OF PRESENTATION

        The consolidated condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes the disclosures included in the unaudited consolidated condensed financial statements, when read in conjunction with the consolidated financial statements of the Company as of July 3, 1998 and notes thereto, are adequate to make the information presented not misleading.

        The consolidated condensed financial statements reflect, in the opinion of management, all material adjustments necessary to summarize fairly the consolidated financial position, results of operations and cash flows for such periods. Such adjustments are of a normal recurring nature.

        The results of operations for the three month period ended October 2, 1998 are not necessarily indicative of the results that may be expected for the entire year ending July 2, 1999.

        The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Accordingly, fiscal 1998 was 53 weeks and ended on July 3, 1998 and fiscal 1999 will be 52 weeks and will end on July 2, 1999.

2.      NET LOSS PER SHARE

        The net loss per share was computed using only the weighted average number of shares of common stock outstanding during the period. The following table sets forth the computation of net loss per share.

(In millions, except per share data)                             THREE MONTHS ENDED
                                                             --------------------------
                                                             OCTOBER 2,      OCTOBER 3,
                                                               1998             1997
                                                             ----------      ----------
        Net Loss Per Share Computation

        Numerator:
         Net loss                                             $   (30)        $  (240)
                                                              -------         -------

        Denominator:
         Weighted average number of
         common shares outstanding
         during the period                                      245.0           244.6
                                                              -------         -------


        Net loss per share                                    $ (0.12)        $ (0.98)
                                                              =======         =======



        Incremental common shares attributable to exercise of outstanding options (assuming proceeds would be used to purchase treasury stock) of
        2.7 million and 6.7 million for the three months ended October 2, 1998 and October 3,1997, respectively, were not included in the net loss per share computation because the effect would be antidilutive.

3.      BALANCE SHEET INFORMATION
        (In millions)

                                                              OCTOBER 2,      JULY 3,
                                                                 1998           1998
                                                              ----------      --------
        Accounts Receivable:

        Accounts receivable                                    $   815         $   853
        Allowance for non-collection                               (54)            (54)
                                                               -------         -------
                                                               $   761         $   799
                                                               =======         =======

        Inventories:

        Components                                             $   195         $   172
        Work-in-process                                             58              87
        Finished goods                                             208             249
                                                               -------         -------
                                                               $   461         $   508
                                                               =======         =======

        Property, Equipment and Leasehold Improvements:

        Property, equipment and leasehold improvements         $ 3,327         $ 3,242
        Allowance for depreciation and amortization             (1,662)         (1,573)
                                                               -------         -------
                                                               $ 1,665         $ 1,669
                                                               =======         =======



4.      INCOME TAXES

        The effective tax rate used to record the provision for income taxes for the three months ended October 2, 1998 was 43% compared with a 4% effective tax rate used to record the benefit from income taxes for the comparable period last year. The higher effective tax rate used to record the provision for income taxes for the three months ended October 2, 1998 resulted primarily from additional non-deductible charges associated with the acquisition of Quinta Corporation ("Quinta"). See note 7 of Notes to Consolidated Condensed Financial Statements. The lower effective tax rate used to record the benefit from income taxes for the three months ended October 3, 1997 resulted primarily from non-deductible charges incurred as a result of the acquisition of Quinta. Excluding the non-deductible charges from the Quinta acquisition, the pro forma effective tax rate used to record the provision for income taxes for the three months ended October 2, 1998 would have been 28%. The pro forma effective tax rate of 28% is less than the statutory rate because a portion of the Company's anticipated foreign operating income is not subject to foreign income taxes and is considered to be permanently reinvested in non-U.S. operations.

5.      SUPPLEMENTAL CASH FLOW INFORMATION
        (In millions)

                                               THREE MONTHS ENDED
                                             ----------------------
                                             OCTOBER 2,  OCTOBER 3,
                                                1998       1997
                                             ----------  ----------
        Cash Transactions:
         Cash paid for interest                  $26        $26
         Cash paid for income taxes               15         37


6.      RESTRUCTURING COSTS

        During fiscal 1998, the Company recorded restructuring charges aggregating $347 million. These charges reflect steps the Company is taking to align worldwide operations with current market conditions and to improve the productivity of its operations and the efficiency of its development efforts. The restructuring charges comprised $57 million for reduction of personnel due to closure or consolidation of certain operations, $78 million for closure of excess facilities, $148 million to write off or write down equipment, intangibles and other assets whose value had become permanently impaired, and $64 million for contract cancellations and other expenses.

        In connection with this restructuring the Company currently expects a workforce reduction of approximately 15,000 employees. Of the 15,000 employees, 8,144 are involuntary terminations of regular, full-time employees, 1,528 are contract laborers, primarily engaged through temporary employment agencies, and the remainder represents attrition. Approximately 14,200 of the 15,000 employees, including 7,988 of the 8,144 involuntary terminations of regular, full-time employees, had been terminated as of October 2, 1998. The Company anticipates that the implementation of the restructuring plan will be substantially complete by the end of December 1998. The following table summarizes the Company's restructuring activity for the three months ended October 2, 1998 (in millions):

                                                                           CONTRACT
                                                          EQUIPMENT,     CANCELLATIONS
                              SEVERANCES    EXCESS       INTANGIBLES       AND OTHER
                             AND BENEFITS  FACILITIES  AND OTHER ASSETS     EXPENSES     TOTAL
                             ------------  ----------  ----------------  -------------   -----
        Reserve balances,
        July 3, 1998             $  9         $ 20         $      --          $ 15        $ 44
        Cash charges               (3)          (4)               --            --          (7)
                                 ----         ----         ---------          ----        ----
        Reserve balances,
        October 2, 1998          $  6         $ 16         $      --          $ 15        $ 37
                                 ----         ----         ---------          ----        ----

7.       ACQUISITION OF QUINTA

        In April and June 1997, the Company invested an aggregate of $20 million to acquire approximately ten percent (10%) of the outstanding stock of Quinta, a developer of ultra-high capacity disc drive technologies, including a new optically-assisted Winchester (OAW) technology. In August 1997, the Company completed the acquisition of Quinta. Pursuant to the purchase agreement with Quinta, the shareholders of Quinta, other than Seagate, received cash payments aggregating $230 million upon the closing of the acquisition and were eligible to receive additional cash payments aggregating $96 million upon the achievement of certain product development and early production milestones. Of the $96 million, $19 million was paid or accrued in fiscal 1998. In July 1998, the Company and Quinta amended the purchase agreement to eliminate the product development and early production milestones and provide that the former shareholders of Quinta will be eligible to receive the remaining $77 million and the $14 million that had been accrued but unpaid in fiscal 1998 in equal quarterly installments beginning September 30, 1998 and ending March 31, 2000. In the quarter ended October 2, 1998, the Company recorded a charge to operations for the remaining $77 million.

8.      FOREIGN CURRENCY DERIVATIVES

        The Company may enter into foreign currency forward exchange and option contracts to manage exposure related to certain foreign currency commitments and anticipated foreign currency denominated expenditures primarily in Singapore, Thailand and Malaysia. The goal of the Company's hedging program is to economically guarantee or lock in the exchange rates on a portion of the Company's local currency cash flows and not to eliminate all short-term earnings volatility. Because not all economic hedges qualify as accounting hedges, unrealized gains and losses may be recognized in advance of the actual foreign currency cash flows. This mismatch of accounting gains and losses and foreign currency cash flows was especially pronounced for the first and second quarters of fiscal 1998 as a result of the declines in the value of the Thai baht and Malaysian ringgit relative to the U.S. dollar. Accordingly, the Company's results for the three months ended October 3, 1997 include other expenses of approximately $63 million for unrealized losses on foreign currency forward exchange contracts. Based on uncertainty in the Southeast Asian foreign currency markets, the Company has temporarily suspended purchasing foreign currency forward exchange and option contracts for the Thai baht, Malaysian ringgit and Singapore dollar.

9.      COMPREHENSIVE INCOME

        As of July 4, 1998 the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net income or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity to be included in other comprehensive income.

        The components of comprehensive income, net of related tax, for the quarters ended October 2, 1998 and October 3, 1997 were as follows (in millions):

                                                     OCTOBER 2,    OCTOBER 3,
                                                        1998          1997
                                                     ----------    ----------
        Net loss                                        $ (30)        $(240)
        Unrealized gains on securities                      5             1
                                                        -----         -----
        Comprehensive income                            $ (25)        $(239)
                                                        =====         =====


        The components of accumulated other comprehensive income, net of related tax, at October 2, 1998 and July 3, 1998 were as follows (in millions):

                                                     OCTOBER 2,      JULY 3,
                                                       1998           1998
                                                     ----------      -------
        Unrealized gains on securities                  $ 6            $ 1
        Foreign currency translation adjustments         (1)            (1)
                                                        ---            ---
        Accumulated other comprehensive income          $ 5            $--
                                                        ===            ===


10.     SUBSEQUENT EVENT

        The Company, its majority-owned subsidiary, Seagate Software, Inc. ("SSI") and SSI's Network & Storage Management Group, Inc. ("NSMG") subsidiary announced on October 5, 1998 that they had entered into an Agreement and Plan of Reorganization (the "Plan") as of such date with Veritas Holding Corporation ("Newco") and Veritas Software Corporation ("VERITAS"). VERITAS provides end-to-end storage management software solutions. The Plan provides for the contribution by the Company, SSI and certain of their respective subsidiaries to Newco of (a) the outstanding stock of NSMG and certain other subsidiaries of SSI, and (b) those assets used primarily in the network storage management business of SSI (the "NSMG Business"), in consideration for the issuance of shares of Common Stock of Newco to SSI and the offer by Newco to grant options to purchase Common Stock of Newco to certain of SSI's employees who become employees of Newco or its subsidiaries. As part of the Plan, Newco will also assume certain liabilities of the NSMG Business. The Plan is structured to qualify as a tax-free exchange. The merger will be accounted for as a non-monetary transaction using the fair value of the assets exchanged.

        Upon consummation of the merger, Newco shall issue shares of Common Stock to SSI equal to approximately 40% of the fully diluted Common Stock equivalent equity interests in Newco (assuming conversion of all convertible securities, including the VERITAS convertible debentures, and exercise of all assumed options and warrants) less that number of shares of Newco Common Stock issuable upon exercise of Newco options issued to the SSI employees who surrender their outstanding options to purchase shares of SSI's Common Stock. Upon consummation of the merger, the former security holders of VERITAS will be issued Newco securities representing approximately 60% of the fully diluted Common Stock equivalent equity interests in Newco.

        The merger is subject to a number of conditions, including but not limited to the effectiveness of a Registration Statement on Form S-4 to be filed by Newco with the Securities and Exchange Commission, approval by the stockholders of VERITAS and SSI, the expiration or termination of the waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions.

        SSI anticipates recording a substantial gain and certain expenses in connection with the merger. The gain will be recorded in fiscal 1999. The expenses will include a substantial one-time write-off of in-process research and development during fiscal 1999 as well as amortization of goodwill and intangibles over periods up to five years following the merger. The magnitude of the gain and expenses will depend on several factors, including the average stock price of Veritas around the date of the merger, the number of shares of stock exchanged and an independent valuation of Veritas' business. SSI will account for its investment in Veritas using the equity method and currently anticipates the merger will be consummated in the third quarter of fiscal 1999.

        NSMG historically has had higher gross margins as a percent of sales than the Company. Therefore, if the exchange with Veritas is consummated, it could result in lower gross margins for the Company. The Company's gross margins for the quarter ended October 2, 1998 and the year ended July 3, 1998 were 20.7% and 14.5% respectively. Without NSMG, such gross margins would have been 18.4% and 12.6% respectively.

11.     LITIGATION

        See Part II, Item 1 of this Form 10-Q for a description of legal proceedings.

                            SEAGATE TECHNOLOGY, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

CERTAIN FORWARD-LOOKING INFORMATION:

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include the statements relating to the effective tax rate in the sixth paragraph under "Results of Operations," the statements relating to the merger between Veritas and NSMG in the seventh paragraph under "Results of Operations," the statement concerning a possible charge to operations for the discontinuation of the operations of Seagate Microelectronics Limited in the last paragraph under "Results of Operations," the statements regarding capital expenditures in the third paragraph under "Liquidity and Capital Resources," the statements below under "Factors Affecting Future Operating Results" and the statements under "Part II Other Information - Item 1. Legal Proceedings," among others. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are set forth below under "Factors Affecting Future Operating Results."

RESULTS OF OPERATIONS:

Revenue for the quarter ended October 2, 1998 was $1.553 billion, as compared with $1.896 billion for the comparable year-ago quarter, and $1.575 billion for the immediately preceding quarter ended July 3, 1998. The decrease in revenue from the comparable year-ago quarter was due primarily to a continuing decline in the average unit sales prices of the Company's products as a result of intensely competitive market conditions, a lower level of unit shipments reflecting continuing weakness in demand for the Company's disc drive products and a shift in mix away from the Company's higher priced products. The decrease in revenue from the immediately preceding quarter was due primarily to a continuing decline in the average unit sales prices of the Company's products as a result of intensely competitive market conditions and a shift in mix away from the Company's higher priced products partially offset by a higher level of unit shipments. The Company expects that price erosion in the data storage industry will continue for the foreseeable future. This competition and continuing price erosion could adversely affect the Company's results of operations in any given quarter and such adverse effect often cannot be anticipated until late in any given quarter.

Gross margin as a percentage of revenue was 20.7% for the three months ended October 2, 1998, compared with 15.6% for the comparable period last year and 18.9% for the immediately preceding quarter ended July 3, 1998. The increase in gross margin as a percentage of revenue from both prior periods was primarily due to cost savings as a result of the Company's restructuring activities and an intensive program of cost reduction. Reductions in costs from both prior periods included lower overhead costs per unit, a reduction in material costs per unit, reduced scrap and rework and lower warranty costs. These cost reductions were partially offset by the continuing decline in the average unit sales prices of the Company's products as a result of intensely competitive market conditions and a shift in mix away from the Company's higher capacity disc drives.

Marketing and administrative expenses for the three months ended October 2, 1998 were $131 million an increase of $5 million when compared with the comparable period last year and an increase of $3 million when compared with the immediately preceding quarter ended July 3, 1998. These expenses represented 8.4% of revenue for the three months ended October 2, 1998 compared with 6.7% for the comparable period last year and 8.1% for the immediately preceding quarter. The increase in expenses from the comparable year-ago quarter was primarily due to a $7 million charge in the quarter ended October 2, 1998 in connection with the separation agreement with the Company's former Chief Executive Officer partially offset by decreases in other expenses.

The $77 million charge to unusual items in the quarter ended October 2, 1998 was in connection with an amendment to the purchase agreement for the August 1997 acquisition of Quinta. See Note 7 to the consolidated condensed financial statements.

Net other income increased by $66 million for the three months ended October 2, 1998 when compared with the comparable period last year and decreased by $2 million from the immediately preceding quarter ended July 3, 1998. The increase in net other income from the comparable year-ago quarter was primarily due to charges for mark-to-market adjustments in the quarter ended October 3, 1997 of $63 million on certain of the Company's foreign currency forward exchange contracts for the Thai baht and the Malaysian ringgit. The decrease from the immediately preceding quarter was primarily due to a decrease in the charge for minority interest in the Company's majority-owned subsidiary in Shenzhen, China.

The effective tax rate used to record the provision for income taxes for the three months ended October 2, 1998 was 43% compared with a 4% effective tax rate used to record the benefit from income taxes for the comparable period last year. The higher effective tax rate used to record the provision for income taxes for the three months ended October 2, 1998 resulted primarily from additional non-deductible charges associated with the acquisition of Quinta. The lower effective tax rate used to record the benefit from income taxes for the three months ended October 3, 1997 resulted primarily from non-deductible charges incurred as a result of the acquisition of Quinta. Excluding the non-deductible charges from the Quinta acquisition, the pro forma effective tax rate used to record the provision for income taxes for the three months ended October 2, 1998 would have been 28%. The pro forma effective tax rate of 28% is less than the statutory rate because a portion of the Company's anticipated foreign operating income is not subject to foreign income taxes and is considered to be permanently reinvested in non-U.S. operations. The Company expects its effective tax rate on operating income for the remaining quarters of fiscal 1999 to approximate 28%. However, the actual effective tax rate may vary from 28% if, for example, the Company incurs charges in connection with future acquisitions.

The Company, its majority-owned subsidiary, Seagate Software, Inc. ("SSI") and SSI's Network & Storage Management Group, Inc. ("NSMG") subsidiary announced on October 5, 1998 that they had entered into an Agreement and Plan of Reorganization (the "Plan") as of such date with Veritas Holding Corporation ("Newco") and Veritas Software Corporation ("VERITAS"). VERITAS provides end-to-end storage management software solutions. The Plan provides for the contribution by the Company, SSI and certain of their respective subsidiaries to Newco of (a) the outstanding stock of NSMG and certain other subsidiaries of SSI, and (b) those assets used primarily in the network storage management business of SSI (the "NSMG Business"), in consideration for the issuance of shares of Common Stock of Newco to SSI and the offer by Newco to grant options to purchase Common Stock of Newco to certain of SSI's employees who become employees of Newco or its subsidiaries. As part of the Plan, Newco will also assume certain liabilities of the NSMG Business. The Plan is structured to qualify as a tax-free exchange. The merger will be accounted for as a non-monetary transaction using the fair value of the assets exchanged. Upon consummation of the merger, Newco shall issue shares of Common

Stock to SSI equal to approximately 40% of the fully diluted Common Stock equivalent equity interests in Newco (assuming conversion of all convertible securities, including the VERITAS convertible debentures, and exercise of all assumed options and warrants) less that number of shares of Newco Common Stock issuable upon exercise of Newco options issued to the SSI employees who surrender their outstanding options to purchase shares of SSI's Common Stock. Upon consummation of the merger, the former security holders of VERITAS will be issued Newco securities representing approximately 60% of the fully diluted Common Stock equivalent equity interests in Newco. The merger is subject to a number of conditions, including but not limited to the effectiveness of a Registration Statement on Form S-4 to be filed by Newco with the Securities and Exchange Commission, approval by the stockholders of VERITAS and SSI, the expiration or termination of the waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions. SSI anticipates recording a substantial gain and certain expenses in connection with the merger. The gain will be recorded in fiscal 1999. The expenses will include a substantial one-time write-off of in-process research and development during fiscal 1999 as well as amortization of goodwill and intangibles over periods up to five years following the merger. The magnitude of the gain and expenses will depend on several factors, including the average stock price of Veritas around the date of the merger, the number of shares of stock exchanged and an independent valuation of Veritas' business. SSI will account for its investment in Veritas using the equity method and currently anticipates the merger will be consummated in the third quarter of fiscal 1999. NSMG historically has had higher gross margins as a percent of sales than the Company. Therefore, if the exchange with Veritas is consummated, it could result in lower gross margins for the Company. The Company's gross margins for the quarter ended October 2, 1998 and the year ended July 3, 1998 were 20.7% and 14.5% respectively. Without NSMG, such gross margins would have been 18.4% and 12.6% respectively.

The Company is discontinuing the manufacture of microchips used in its disc drive products and therefore is seeking a buyer for its Seagate Microelectronics Limited subsidiary in Livingston, Scotland. Depending upon its ability to identify a qualified buyer as well as other factors, the Company may be required to take a charge to operations related to this facility in its fiscal quarter ending January 1, 1999.

LIQUIDITY AND CAPITAL RESOURCES:

At October 2, 1998, the Company's cash, cash equivalents and short-term investments totaled $1.874 billion, an increase of $47 million from the July 3, 1998 balance. This increase was primarily a result of net cash provided by operating activities, partially offset by expenditures for property, equipment and leasehold improvements. Until required for other purposes, the Company's cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase, while its short-term investments primarily consist of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase.

As of October 2, 1998, the Company had committed lines of credit of $63 million which can be used for standby letters of credit and bankers' guarantees. At October 2, 1998, these lines of credit were fully utilized.

The Company expects investments in property and equipment in the current fiscal year to approximate $700 million, of which approximately $123 million had been incurred as of October 2, 1998. The Company plans to finance these investments from existing cash balances and cash flows from operations. The $123 million year-to-date investment comprised $59 million for manufacturing facilities and equipment related to the Company's subassembly and disc drive final assembly and test facilities in the United States, Far East and the United Kingdom; $51 million for manufacturing facilities and equipment for the recording head operations in the United States, Northern Ireland and Malaysia; $9 million for expansion of the Company's thin-film media operations in California, Singapore, Northern Ireland and Mexico; and $4 million for other purposes.

FACTORS AFFECTING FUTURE OPERATING RESULTS

We compete in the data storage industry, and there are a number of factors that in the past have affected all of the companies in our industry including us. Many of these factors may also impact our business in the future.

DATA STORAGE INDUSTRY RISKS

Our products are components in computer systems. The demand for computer systems has been volatile in the past and often has had an exaggerated effect on the demand for disc drive and tape drive products such as ours in any given period. In the past, unexpected slowdowns in demand for computer systems have generally caused sharp declines in demand for disc drives and tape drive products. We expect that this situation will occur again in the future. In our industry, the supply of drives periodically exceeds demand. When this occurs the oversupply of available products causes higher than anticipated inventory levels and intense price competition.

FLUCTUATIONS IN QUARTERLY RESULTS

We often experience a high volume of sales at the end of the quarter, so we may not be able to determine that our fixed costs are too high relative to sales until late in any given quarter. Since this happens late in the quarter, we do not have enough time to reduce these costs. As a result, we would not be as profitable or may even incur a loss. In addition, Seagate Technology's operating results have been and may in the future be subject to significant quarterly fluctuations as a result of a number of other factors including:

        o the timing of orders from and shipment of products to major customers,
        o       our product mix,
        o       changes in the prices of our products,
        o       manufacturing delays or interruptions,
        o acceptance by customers of competing technologies in lieu of our products,
        o       variations in the cost of components for our products,
        o limited access to components that we obtain from a single or a limited number of suppliers,
        o       our inability to reduce our fixed costs to match revenues in any quarter because of our vertical manufacturing strategy,
        o       the impact of changes in foreign currency exchange rates on the cost of our products and the effective price of such products to foreign consumers
        o       competition and consolidation in the data storage industry and
        o       general economic conditions.

For example, revenue decreased to $1.553 billion in the first quarter of fiscal 1999 from $1.896 billion in the first quarter of fiscal 1998 as a result of increased competition which resulted in significant price decreases and continuing weakness in demand for Seagate Technology's disc drive products. Our future operating results may also be adversely affected if Seagate Technology receives an adverse judgment or settlement in any of the legal proceedings to which we are a party.

COMPETITION

Even during periods when demand is stable, the data storage industry is intensely competitive and vendors experience price erosion over the life of a product. We expect that our competitors will offer new and existing products at lower prices if necessary to gain or retain market share and customers. We also expect that price erosion in our industry will continue for the foreseeable future. Because we may need to reduce our prices to retain our market share, the competition could adversely affect our results of operations in any given quarter. We have experienced and expect to continue to experience intense competition from a number of domestic and foreign companies including the other leading independent disc drive manufacturers, as well as large integrated multinational manufacturers such as:

        o       Fujitsu Limited
        o       International Business Machines Corporation
        o       NEC Corporation
        o       Samsung Electronics Co. Ltd. and
        o       Toshiba Corporation.

We also face indirect competition from present and potential customers, including several of the computer manufacturers listed above, that continuously evaluate whether to manufacture their own drives or purchase them from outside sources. If our customers decide to manufacture their own drives, it could have a material adverse effect on our business, results of operations and financial condition.

We also compete with manufacturers of products that use alternative data storage and retrieval technologies. Products based upon such alternative technologies, including optical recording technology and semiconductor memory (flash memory, SRAM and DRAM), may compete with our products.

There can be no assurance that we will be able to compete successfully against current or future competitors. If we fail to compete successfully, our business, operating results and financial condition may be materially adversely affected.

RISKS ASSOCIATED WITH NEW PRODUCT DEVELOPMENT

Our products are used in combination with other hardware, such as microprocessors, and other software. We had research and development expenses of $420 million, $459 million and $585 million in fiscal 1996, 1997 and 1998, respectively. Customers have demanded new generations of drive products as advances in other hardware components and software have created the need for improved storage products with features such as increased storage capacity or more advanced technology. As a result, the life cycles of our products have been shortened, and we have been required to constantly develop and introduce new drive products on a cost-effective and timely basis.

When we develop new disc and tape drive products with higher capacity and more advanced technology, our operating results may decline because the increased difficulty and complexity associated with producing such disc drives increases the likelihood of reliability, quality or operability problems. If our products suffer increases in failures, are of low quality or are not reliable, customers may reduce their purchases of our products and our manufacturing rework and scrap costs and service and warranty costs may increase. In addition, a decline in the reliability of our products may make us less competitive as compared with other disc and tape drive manufacturers.

Our future success will also require strong demand by consumers and businesses for computer systems, storage upgrades to computer systems and multimedia applications, such as digital video and video-on-demand. If delivery of our new products or those computer systems into which our products are integrated is delayed, consumers and businesses may purchase comparable products from our competitors or wait to make their purchases if they want to buy the new product. If customers hold back in anticipation of a new product, or buy from a competitor instead, our operating results may be significantly adversely impacted.

Consumers have shown that they want to purchase personal computers costing less than $1000. We are developing low cost disc drives to meet the demand for disc drives that are components of low cost personal computers. However, we may not be able to produce disc drives that meet our quality and performance standards at a cost low enough to yield gross margins comparable to those of our current overall product mix.

We discontinued production of disc drives that use smaller media than 3.5 inches in January 1998. We are continuing research and development of smaller drives, because we believe that to compete successfully to supply components for mobile, laptop, notebook and ultraportable computers, we must supply a smaller product. We intend to re-enter this market with a durable, low power application in the future.


RISKS FROM VERTICAL INTEGRATION OF MANUFACTURING OPERATIONS

The cost, quality and availability of certain components, including heads, media, application specific integrated circuits, motors, printed circuit boards and custom semiconductors are critical to the successful production of disc drives. Our strategy of vertical integration has allowed us to internally manufacture many of the critical components used in our products. We have pursued a strategy of vertical integration of our manufacturing processes in order to reduce costs, control quality and assure availability and quality of certain components.

Vertical integration entails a high level of fixed costs and requires a high volume of production and sales to be successful. During periods of decreased production, such as we are now experiencing, these high fixed costs have had, and could in the future have, a material adverse effect on Seagate Technology's operating results and financial condition. In addition, a strategy of vertical integration has in the past and could continue to delay Seagate Technology's ability to introduce products containing market-leading technology.

We also rely on independent suppliers for certain components. In the past we have experienced production delays when we were unable to obtain sufficient quantities of certain components. Any prolonged interruption or reduction in the supply of any key components could have a material adverse effect on Seagate Technology's business, operating results and financial condition. Seagate Technology relies on single or limited source suppliers for certain components used in our products. We may not be able to obtain components that meet our specifications and quality standards at prices that enable us to earn a profit on the finished products. In the past, shortages have occurred in the market for certain components, including heads, media, application specific integrated circuits and motors. As a result, certain suppliers substantially increased the price of such components, and Seagate is currently incurring increased costs for certain of these components as a result of supply shortages. If we experience any extended interruption or reduction in the supply of any key components, our business, results of operations and financial condition could be materially adversely affected.

CUSTOMER REQUIREMENTS AND CONCENTRATION

The data storage industry has been characterized by large volume OEM purchase agreements and large distributor orders. Typically, Seagate's OEM purchase agreements permit customers to cancel orders and reschedule delivery dates without significant penalties. In the past, orders from many of Seagate's OEM customers were canceled or delivery schedules were delayed as a result of changes in customer requirements. These delays have had a material adverse effect on Seagate's results of operations in the past, and may again in the future. Distributors typically furnish Seagate with non-binding indications of their near-term requirements, with product deliveries based on weekly confirmations. To the extent actual orders from distributors decrease from their non-binding forecasts, such variances could have a material adverse effect on Seagate's business, results of operations and financial condition.

RISKS FROM INTERNATIONAL OPERATIONS

We have significant offshore operations including manufacturing facilities, sales personnel and customer support operations. We have manufacturing facilities in Singapore, Thailand, the People's Republic of China, Scotland, Ireland, and Malyasia in addition to those in the United States. Our offshore operations are subject to certain inherent risks including:

        o fluctuations in currency exchange rates, such as the $76 million charge to income we incurred in fiscal 1998 from marking our hedge positions to market
        o       longer payment cycles for sales in foreign countries
        o difficulties in staffing and managing international manufacturing operations
        o seasonal reductions in business activity in the summer months in Europe and certain other countries
        o increases in tariffs and duties, price controls, restrictions on foreign currencies and trade barriers imposed by foreign countries and
        o political unrest, particularly in areas in which we have manufacturing facilities.

These factors could have a material adverse effect on our business, operating results and financial condition in the future.

Our products are priced in U.S. dollars even when sold to customers who are located abroad. The currency instability in the Asian and other financial markets may make our products more expensive than products sold by other manufacturers that are priced in one of the affected currencies. Therefore, foreign customers may reduce purchases of our products. We anticipate that the recent turmoil in financial markets and the recent deterioration of the underlying economic conditions in certain countries, including those in Asia, may have an impact on our sales to customers located in or whose end-user customers are located in those countries due to:

        o the impact of currency fluctuations on the relative price of our products
        o restrictions on government spending imposed by the International Monetary Fund (the "IMF") in those countries receiving the IMF's assistance
        o customers' reduced access to working capital to fund purchases of disc drive components or software, such as our products, due to
                o       higher interest rates
                o reduced bank lending due to contractions in the money supply or the deterioration in the customer's or its bank's financial condition or

                o       the inability to access other financing

RISKS FROM THE SPIN-OFF OF THE NETWORK & STORAGE MANAGEMENT GROUP

We consolidated our software businesses into a single entity called Seagate Software in 1996. Seagate Software's business consists of two primary divisions, the Network & Storage Management Group ("NSMG") and the Information Management Group ("IMG"). We announced on October 5, 1998 that we will contribute NSMG to a newly formed company that will also include Veritas Software Corporation. Our Seagate Software subsidiary and the employees of NSMG who hold stock options in Seagate Software will receive 40% of the fully diluted equity in the new company.

We face a number of risks prior to and after the closing of the spin-off of the Network & Storage Management Group including:

                o our management resources may be distracted from the day to day operations by the transaction

                o employees of the Network & Storage Management Group may not want to become employees of the new company
                o employees of the Information Management Group may be distracted by concerns about whether we continue to operate that business or spin it off
                o the Network & Storage Management Group's customers may delay or cancel orders due to uncertainty about the spin-off
                o the ongoing OEM relationship with the Network & Storage Management Group and our tape drive operations may be disrupted
                o we have agreed not to compete in certain storage management software businesses for a specified period of time after the closing and may not be able to benefit from future opportunities in that market
                o we will not have control over the management of the new company, although initially we will have two representatives on its board of directors and
                o we will be limited from liquidating our interest in the new company for a certain period of time. Thereafter, if we choose to do so, we will be required to sell our interest in the new company in small increments to comply with certain Securities and Exchange Commission rules or to bear the expense of filing a registration statement.

ACQUISITIONS

We intend to continue our expansion into complementary data technology businesses through internal growth as well as acquisitions. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations and products of the acquired businesses and the potential loss of key employees or customers of the acquired businesses. We expect that the Company will continue to incur substantial expenses as we acquire other businesses including charges for the write-off of in-process research and development. Our operating results have fluctuated in the past and may fluctuate in the future because of the timing of such write-offs. For example, we incurred a charge to operations in the first quarter of fiscal 1998 of approximately $214 million for the write-off of in-process research and development related to our acquisition of Quinta Corporation and we anticipate a substantial charge to operations later in fiscal 1999 for the write-off of in-process research and development related to the merger of NSMG with Veritas.

RISKS OF SYSTEMS FAILURES

Our operations are dependent on our ability to protect Seagate Technology's computer equipment and the information stored in its databases from damage by fire, natural disaster, power loss, telecommunications failures, unauthorized intrusion and other catastrophic events. We believe that we have taken prudent measures to reduce the risk of interruption in our operations. However, we cannot be sure that these measures are sufficient. Any damage or failure that causes interruptions in our operations could have a material adverse effect on Seagate Technology's business, results of operations and financial condition.

YEAR 2000 RISKS

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. We consider a product to be in "Year 2000 compliance" if

        o the product's performance and functionality are unaffected by processing of dates prior to, during and after the year 2000, and
        o all products (for example hardware, software and firmware) used with the product properly exchange accurate date data with it.

   Seagate's Products

We are assessing the capability of our products to determine whether or not they are in Year 2000 compliance. Although we believe our disc and tape drive products and certain of its software products are in Year 2000 compliance, we have determined that certain of our software products are not and will not be Year 2000 compliant. We are taking measures to inform our customers that those products are not and will not be Year 2000 compliant. To assist our customers in evaluating their Year 2000 issues, our Seagate Software subsidiary has developed a list that indicates those products that are Year 2000 compliant as stand-alone products. The list is located on Seagate Software's World Wide Web page and is periodically updated when assessment of the Year 2000 compliance of additional products is completed. To date, the costs we have incurred related to these programs have been immaterial.

However, the assessment of whether a complete system will operate correctly depends on the BIOS capability and software design and integration, and for many end-users this will include BIOS, software and components provided by companies other than Seagate Technology or Seagate Software. We consider a disc drive or tape product to be Year 2000 capable if when used properly and in conformity with the product information provided by Seagate Technology, our product will accurately store, display, process, provide and/or receive data from, into and between 1999 and 2000, including leap year calculations if all other technology used in combination with the Seagate disc drive or tape product properly exchanges date data with the Seagate product.

We do not believe Seagate Technology is legally responsible for costs incurred by customers related to ensuring such customers' or end-users' Year 2000 capability. Nevertheless, we are incurring various costs to provide customer support and customer satisfaction services regarding Year 2000 issues and anticipates that these expenditures will continue in fiscal 1999 and thereafter. In addition, we have contacted our major customers to determine whether their products into which Seagate Technology's products have been and will be integrated are Year 2000 compliant. We have received assurances of Year 2000 compliance from a number of those customers. Many other customers have not responded and are under no contractual obligation to provide us with Year 2000 compliance information. We are taking steps with respect to new customer agreements to ensure that the customers' products and internal systems are Year 2000 compliant.

We anticipate that substantial litigation may be brought against vendors, including Seagate Technology, of all component products of systems that are unable to properly manage data related to the Year 2000. Our customer agreements typically contain provisions designed to limit our liability for such claims. It is possible, however, that these measures will not provide protection from liability claims, as a result of existing or future federal, state or local laws or ordinances or unfavorable judicial decisions. If any such claims are brought against Seagate Technology, regardless of their merit, our business, financial condition and results of operations could be materially adversely affected from factors that include increased warranty costs, customer satisfaction issues and the costs of potential lawsuits.

   Seagate's Systems

We have also initiated a comprehensive program to address Year 2000 readiness in our internal systems and with our customers and suppliers. Our program has been designed to address our most critical internal systems first and to gather information regarding the Year 2000 compliance of products supplied to Seagate Technology and into which our products are integrated. Assessment and remediation are proceeding in tandem, and we intend to have our critical internal systems in Year 2000 compliance by July 3, 1999, the first day of Seagate Technology's fiscal year 2000. These activities are intended to encompass all major categories of systems in use by Seagate Technology, including manufacturing, engineering, sales, finance and human resources. To date, we have not incurred material costs related to assessment and remediation of Year 2000 readiness. We currently expect that the total cost of our Year 2000 readiness programs, excluding redeployed resources, will not exceed $10 million over the next fiscal year. This total cost estimate does not include potential costs related to any customer or other claims or the costs of internal software or hardware replaced in the normal course of business. The total cost estimate is based on the current assessment of Seagate Technology's Year 2000 readiness needs and is subject to change as the projects proceed.

We are installing and testing new computer software for Seagate Technology's financial, accounting, inventory control, order processing and other management information systems. In the course of these upgrades we are identifying Year 2000 dependencies in such systems and are implementing changes to such systems to make them Year 2000 compliant. The successful implementation of these new systems is crucial to the efficient operation of Seagate Technology's business. We cannot provide any assurance that we will implement Seagate Technology's new systems in an efficient and timely manner or that the new systems will be adequate to support Seagate Technology's operations. Problems with installation or initial operation of the new systems could cause substantial management difficulties in operations planning, financial reporting and management and thus could have a material adverse effect on Seagate Technology's business, financial condition and results of operations. We do not expect the cost of bringing our systems into Year 2000 compliance to have a material effect on our financial condition or results of operations.

We have also initiated formal communications with our significant suppliers and financial institutions to determine the extent to which Seagate Technology is vulnerable to those third parties' failure to remedy their own Year 2000 issues. To date we have contacted our significant suppliers and financial institutions and have received assurances of Year 2000 compliance from a number of those contacted. However, most of our suppliers are under no contractual obligation to provide such information to us. We are taking steps with respect to new supplier agreements to ensure that the suppliers' products and internal systems are Year 2000 compliant. While we currently expect that the Year 2000 issues will not pose significant operational problems, we could experience material adverse effects on our business if the implementation of new systems is delayed. We could also experience material adverse effects on our business if we fail to fully identify all Year 2000 dependencies in Seagate Technology's systems and in the systems of our suppliers, customers and financial institutions. Those material adverse effects could include delays in the delivery or sale of our products. Therefore, we are developing contingency plans for continuing operations in the event such problems arise.

IMPACTS OF VOLATILE STOCK PRICE

Our stock price has varied greatly as has the volume of shares of Seagate Technology's Common Stock that are traded. We expect these fluctuations to continue due to factors such as:

        o announcements of new products, services or technological innovations by us or our competitors
        o       announcements of major restructurings by us or our competitors
        o       quarterly variations in our results of operations,
        o changes in revenue or earnings estimates by the investment community and speculation in the press or investment community
        o general conditions in the data storage industry or the personal computer industry o changes in our revenue growth rates or the growth rates of our competitors o sales of large blocks of our stock

The stock market may from time to time experience extreme price and volume fluctuations. Many technology companies have experienced such fluctuations. In addition, our stock price may be affected by general market conditions and domestic and international macroeconomic factors unrelated to Seagate Technology's performance. Often such fluctuations have been unrelated to the operating performance of the specific companies. The market price of our common stock may experience significant fluctuations in the future.

RISKS FROM CONVERSION TO SINGLE EUROPEAN CURRENCY

On January 1, 1999, certain member states of the European Economic Community will fix their respective currencies to a new currency, the Single European Currency ("Euro"). On that day the Euro will become a functional legal currency within these countries. During the three years beginning on January 1, 1999, business in these countries will be conducted both in the existing national currency, such as the French Franc or the Deutsche Mark, as well as the Euro. Companies operating in or conducting business in these countries will need to ensure that their financial and other software systems are capable of processing transactions and properly handling the existing currencies and the Euro. We are still assessing the impact that the introduction and use of the Euro will have on our internal systems. We will take corrective actions based on such assessment but do not presently expect that introduction and use of the Euro will materially affect our foreign exchange and hedging activities or use of derivative instruments or will result in any material increase in our costs. While we will continue to evaluate the impact of the Euro introduction over time, based on currently available information, we do not believe that the introduction of the Euro will have a material adverse impact on Seagate Technology's financial condition or overall trends in results of operations.

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

PATENT LITIGATION

In November 1992, Rodime, PLC ("Rodime") filed a complaint in Federal Court for the Central District of California, alleging infringement of U.S. Patent No. B1 4,638,383 and various state law unfair competition claims. It was the opinion of the Company's patent counsel that the Company's products do not infringe any valid claims of the Rodime patent in suit and thus the Company refused Rodime's offer of a license for its patents. Other companies, however, such as IBM, Hewlett-Packard and a number of Japanese companies have reportedly made payments to and taken licenses from Rodime. On October 24, 1997 the Court entered a Final Judgment against Rodime and in favor of Seagate. Rodime appealed from the final judgment, and arguments on appeal were heard by the Court of Appeals for the Federal Circuit on September 3, 1998. The Company intends to vigorously defend itself in the appeal brought by Rodime.

On October 5, 1994, a patent infringement action was filed against the Company by an individual, James M. White, in the U.S. District Court for the Northern District of California for alleged infringement of U.S. Patent Nos. 4,673,996 and 4,870,519. Both patents relate to air bearing sliders. Prior to the filing of the lawsuit, the Company filed a Petition for Reexamination of U.S. Patent No. 4,673,996 with the United States Patent and Trademark Office ("PTO") and this Petition was granted shortly after the lawsuit was filed. Subsequently, the Company filed a Petition for Reexamination of U.S. Patent No. 4,870,519. This second petition was also granted by the PTO. The District Court stayed the action pending the outcome of the Reexaminations. Both patents have completed reexamination and the stay of the action has been lifted. Mr. White's lawyers filed a motion seeking a preliminary injunction to stop the sale of certain of the Company's products. The Court denied the motion on July 1, 1997. On April 27, 1998, the Court entered an order establishing a construction of the claims in Mr. White's patents which is broader than the construction which the Company advocated, and on June 25, 1998, the Court denied reconsideration of the April 27 order. The Court has set March 8, 1999 as the date for commencement of the trial in this action. It is the opinion of the Company's patent counsel that the Company's products do not infringe any valid or enforceable claims of the patents involved in the suit. The Company intends to vigorously defend itself against any and all charges of infringement of these patents.

On December 16, 1996, a patent infringement action was filed against the Company by an individual, Virgle Hedgcoth, in the U.S. District Court for the Northern District of California, San Jose Division, for alleged infringement of U.S. Patent Nos. 4,735,840; 5,082,747; and 5,316,864. These patents relate to sputtered magnetic thin-film recording discs for computers and their manufacture. The Company answered the complaint denying infringement, alleging that the patents are invalid and unenforceable, and counterclaiming for declaratory judgment that a fourth Hedgcoth patent, No. 4,894,133, is invalid, unenforceable and not infringed. Additionally, on July 1, 1997, Mr. Hedgcoth filed a patent infringement action against the Company in the same Court for alleged infringement of a fifth patent, U.S. Patent No. 5,262,970, issued May 6, 1997. Mr. Hedgcoth passed away on April 8, 1998, and the Court subsequently substituted Susan Ann Alexander Hedgcoth as a party Plaintiff in place of Mr. Hedgcoth. The Court has set a trial date of March 29, 1999 for determining the dates of invention for Mr. Hedgcoth's patents-in-suit, and a trial date of November 1, 1999 for trial of all remaining issues. It is the opinion of the Company's patent counsel that the Company's products do not infringe any valid or enforceable claims of the patents in the two actions, and that the claims of the patents in the two actions are invalid or unenforceable. The Company intends to vigorously defend itself against any and all charges of infringement of Mr. Hedgcoth's patents.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 1998 Annual Meeting of Stockholders was held on October 29, 1998. The following is a brief description of each matter voted upon at the meeting and a statement of the number of votes cast for, against or withheld and the number of abstentions and broker non-votes with respect to each matter.

(a) The stockholders elected the following directors to serve for the ensuing year or until their successors are elected:


                                                       FOR                     WITHHELD
                                                   -----------                ---------
           Stephen J. Luczo                        203,350,055                1,637,292
           Gary B. Filler                          203,753,942                1,233,405
           Kenneth E. Haughton                     203,756,185                1,231,162
           Robert A. Kleist                        203,915,865                1,071,482
           Lawrence Perlman                        203,179,358                1,807,989
           Thomas P. Stafford                      203,858,431                1,128,916
           Laurel L. Wilkening                     203,935,327                1,052,020

(b) The stockholders approved an amendment to the Seagate Technology, Inc. Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 6,000,000.

    FOR            AGAINST              ABSTAIN
-----------      ----------             -------
188,389,184      16,034,006             564,157


(c) The stockholders ratified the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending July 2, 1999.

    FOR            AGAINST              ABSTAIN
-----------      ----------             -------
204,090,460        578,966             317,921


(d) The stockholders turned down a stockholder proposal regarding employment practices and policies in Northern Ireland.

   FOR            AGAINST              ABSTAIN         BROKER NON-VOTES
----------      -----------           ---------        ----------------
30,151,139      112,824,047           9,745,868           52,266,293


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

The following exhibits are included herein:

27.  Financial Data Schedule

(b) Reports on Form 8-K

No reports on Form 8-K have been filed with the Securities and Exchange Commission during the three months ended October 2, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            SEAGATE TECHNOLOGY, INC.
                                  (Registrant)




DATE:  November 16, 1998               BY:    /s/  CHARLES C. POPE
                                              -----------------------
                                              CHARLES C. POPE
                                              Senior Vice President, Finance
                                              and Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)



DATE: November 16, 1998                BY:    /s/  STEPHEN J. LUCZO
                                              -----------------------
                                              STEPHEN J. LUCZO
                                              Chief Executive Officer
                                              and President (Principal Executive
                                              Officer and Director)

                            SEAGATE TECHNOLOGY, INC.
                                INDEX TO EXHIBITS


EXHIBIT
NUMBER
-------
27             Financial Data Schedule