Form 10-Q
period 1999-01-01
SEAGATE TECHNOLOGY INC
filed 1999-02-16
CIK 354952

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                       OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended January 1, 1999
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

On January 1, 1999, 243,850,013 shares of the registrant's common stock were issued and outstanding.

                                     INDEX


                            SEAGATE TECHNOLOGY, INC.




PART I    FINANCIAL INFORMATION                                  PAGE NO.
-------------------------------------------------------------------------

Item 1.   Financial Statements (Unaudited)


          Consolidated condensed statements of operations--
           Three and six months ended January 1, 1999 and
           January 2, 1998                                                3

          Consolidated condensed balance sheets--
           January 1, 1999 and July 3, 1998                               4

          Consolidated condensed statements of cash flows--
           Six months ended January 1, 1999 and
           January 2, 1998                                                5

          Notes to consolidated condensed financial statements            6


Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     13


PART II   OTHER INFORMATION
----------------------------------


Item 1.   Legal Proceedings                                              27

Item 6.   Exhibits and Reports on Form 8-K                               28

          SIGNATURES                                                     29

                           SEAGATE TECHNOLOGY, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (In Millions, Except Per Share Data)
                                  (Unaudited)



                                        Three Months Ended          Six Months Ended
                                        ------------------          ----------------

                                        January 1,   January 2,    January 1,  January 2,
                                          1999         1998          1999          1998
                                          ----         ----          ----          ----

Revenue                                   $1,801       $1,673        $3,354        $3,569

Cost of sales                              1,373        1,482         2,605         3,082
Product development                          156          144           297           288
Marketing and administrative                 135          129           266           255
Amortization of goodwill and
  other intangibles                           11           12            20            22
In-process research and development            -            -             -           216
Restructuring costs                            -          205             -           205
Unusual items                                  -          (22)           78           (22)
                                          ------       ------        ------        ------

   Total Operating Expenses                1,675        1,950         3,266         4,046

   Income (Loss) from Operations             126         (277)           88          (477)

Interest income                               27           24            53            52
Interest expense                             (12)         (13)          (25)          (26)
Other                                          4          (17)            8           (82)
                                          ------       ------        ------        ------

   Other Income (Expense), net                19           (6)           36           (56)
                                          ------       ------        ------        ------

Income (loss) before income taxes            145         (283)          124          (533)
Provision (benefit) for income taxes          41         (100)           50          (110)
                                          ------       ------        ------        ------

   Net Income (Loss)                      $  104       $ (183)       $   74        $ (423)
                                          ======       ======        ======        ======
Net income (loss) per share:
 Basic                                    $0.43        $(0.75)       $ 0.30        $(1.74)
 Diluted                                   0.42         (0.75)         0.30         (1.74)

Number of shares used in
 per share computations:
 Basic                                    244.9         243.1         245.0         243.8
 Diluted                                  250.4         243.1         249.1         243.8

See notes to consolidated condensed financial statements.

                            SEAGATE TECHNOLOGY, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Millions)
                                  (Unaudited)

                                                         January 1,     July 3,
                                                            1999       1998  (1)
                                                         -----------   ---------
ASSETS
------
Cash and cash equivalents                                    $  926    $    666
Short-term investments                                        1,291       1,161
Accounts receivable, net                                        832         799
Inventories                                                     410         508
Deferred income taxes                                           221         243
Other current assets                                            133         238
                                                             ------    --------
     Total Current Assets                                     3,813       3,615
Property, equipment and leasehold improvements, net           1,678       1,669
Goodwill and other intangibles, net                             144         169
Other assets                                                    195         192
                                                             ------    --------
     Total Assets                                            $5,830    $  5,645
                                                             ======    ========
LIABILITIES
-----------
Accounts payable                                             $  610    $    577
Accrued employee compensation                                   211         175
Accrued expenses                                                663         602
Accrued income taxes                                             18          20
Current portion of long-term debt                                 1           1
                                                             ------    --------
     Total Current Liabilities                                1,503       1,375
Deferred income taxes                                           481         435
Other liabilities                                               177         194
Long-term debt, less current portion                            703         704
                                                             ------    --------
     Total Liabilities                                        2,864       2,708
                                                             ------    --------
STOCKHOLDERS' EQUITY
--------------------
Common stock                                                      3           3
Additional paid-in capital                                    1,937       1,929
Retained earnings                                             1,301       1,298
Accumulated other comprehensive income                            1           -
Deferred compensation                                           (46)        (55)
Treasury common stock at cost                                  (230)       (238)
                                                             ------    --------
Total Stockholders' Equity                                    2,966       2,937
                                                             ------    --------
     Total Liabilities and Stockholders' Equity              $5,830    $  5,645
                                                             ======    ========

(1) The information in this column was derived from the Company's audited consolidated balance sheet as of July 3, 1998.

See notes to consolidated condensed financial statements.

                            SEAGATE TECHNOLOGY, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Millions)
                                  (Unaudited)

                                                                            Six Months Ended
                                                                            -----------------
                                                                         January 1,     January 2,
                                                                            1999          1998
                                                                           -------       -------
OPERATING ACTIVITIES:
Net income (loss)                                                          $    74       $  (423)
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
 Depreciation and amortization                                                 333           334
 Deferred income taxes                                                          67           (56)
 In-process research and development                                             -           216
 Non-cash portion of restructuring charge                                        -           146
 Other, net                                                                     25            17
 Changes in operating assets and liabilities:
  Accounts receivable                                                          (33)          163
  Inventories                                                                   89             4
  Accounts payable                                                              (1)         (231)
  Accrued income taxes                                                           5           (65)
  Accrued expenses and employee compensation                                    24          (114)
  Other assets and liabilities, net                                            146            60
                                                                           -------       -------
 Net cash provided by operating activities                                     729            51

INVESTING ACTIVITIES:
Acquisition of property, equipment and leasehold
  improvements, net                                                           (259)         (410)
Purchases of short-term investments                                         (3,676)       (2,235)
Maturities and sales of short-term investments                               3,550         2,382
Acquisition of Quinta, net of cash acquired                                      -          (194)
Equity investments                                                              (2)          (22)
Other, net                                                                     (18)            7
                                                                           -------       -------
 Net cash used in investing activities                                        (405)         (472)

FINANCING ACTIVITIES:
Sale of common stock                                                            39            25
Purchase of treasury stock                                                    (101)         (105)
Other, net                                                                      (1)           (2)
                                                                           -------       -------
  Net cash used in financing activities                                        (63)          (82)

Effect of exchange rate changes on cash and cash equivalents                    (1)           15
                                                                           -------       -------

Increase (decrease) in cash and cash equivalents                               260          (488)
Cash and cash equivalents at the beginning of the period                       666         1,047
                                                                           -------       -------
Cash and cash equivalents at the end of the period                         $   926       $   559
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

     The results of operations for the three and six month periods ended January 1, 1999 are not necessarily indicative of the results that may be expected for the entire year ending July 2, 1999.

     The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Accordingly, fiscal 1998 was 53 weeks and ended on July 3, 1998 and fiscal 1999 will be 52 weeks and will end on July 2, 1999.



2.   Net Income (Loss) Per Share
     ---------------------------

     For the periods in which the Company had net income, basic net income per share was based on the weighted average number of shares of common stock outstanding during the period. For the same periods diluted net income per share further included the effect of dilutive stock options outstanding during the period. For the periods in which the Company had a net loss, the net loss per share was computed using only the weighted average number of shares of common stock outstanding during the period. The following table sets forth the computation of basic and diluted net income (loss) per share.


(In Millions Except                      Three Months Ended          Six Months Ended
Per Share Data)                       ------------------------   ------------------------
                                      January 1,   January 2,    January 1,   January 2,
                                         1999         1998          1999         1998
                                      ----------   ----------    ----------   ----------
Basic Net Income (Loss) Per
---------------------------
Share Computation
------------------
Numerator:
      Net income (loss)                    $ 104        $(183)        $  74        $(423)
                                      ----------   ----------    ----------   ----------

Denominator:
      Weighted average number of
      common shares outstanding
      during the period                    244.9        243.1         245.0        243.8
                                           -----        -----         -----        -----

Basic net income (loss)
per share                                   $.43       $(0.75)         $.30       $(1.74)
                                            ====      =======          ====      =======


Diluted Net Income (Loss) Per
-----------------------------
Share Computation
-----------------
Numerator:
      Net income (loss)                     $104        $(183)          $74        $(423)
                                            ----       ------           ---       ------

Denominator:
      Weighted average number of
      common shares outstanding
      during the period                    244.9        243.1         245.0        243.8

      Incremental common shares
      attributable to exercise of
      outstanding options (assuming
      proceeds would be used to
      purchase treasury stock)               5.5            -           4.1            -
                                         ----------   ----------    -----------  --------


      Total                                250.4         243.1        249.1        243.8
                                           -----         -----        -----        -----

Diluted net income (loss)
per share                                   $.42        $(0.75)        $.30       $(1.74)
                                            ====       =======         ====      =======


     Incremental common shares attributable to exercise of outstanding options (assuming proceeds would be used to purchase treasury stock) of 3.8 million and 5.2 million for the three and six months ended January 2, 1998, respectively, were not included in the diluted net loss per share computation because the effect would be antidilutive.

3.   Balance Sheet Information
     -------------------------
     (In millions)

                                                     January 1,   July 3,
                                                       1999         1998
                                                       ----         ----
Accounts Receivable:
Accounts receivable                                 $   886      $   853

Allowance for non-collection                            (54)         (54)
                                                       ----         ----
                                                    $   832      $   799
                                                       ====         ====

Inventories:

Components                                          $   163      $   172
Work-in-process                                          80           87
Finished goods                                          167          249
                                                       ----         ----
                                                    $   410         $508
                                                       ====         ====

Property, Equipment and Leasehold Improvements:

Property, equipment and leasehold improvements      $ 3,344      $ 3,242
Allowance for depreciation and amortization          (1,666)      (1,573)
                                                    -------      -------

                                                    $ 1,678      $ 1,669
                                                    =======      =======

4.   Income Taxes
     ------------

     The effective tax rate used to record the provision for income taxes for the six months ended January 1, 1999 was 40% compared with a 21% effective tax rate used to record the benefit from income taxes for the comparable period last year. The higher effective tax rate used to record the provision for income taxes for the six months ended January 1, 1999 resulted primarily from additional non-deductible charges associated with the acquisition of Quinta Corporation. Excluding the non-deductible charges from the Quinta Corporation acquisition, the pro forma effective tax rate used to record the provision for income taxes for the six months ended January 1, 1999 would have been 28%. The pro forma effective tax rate of 28% is less than the U.S. statutory rate because a portion of the Company's anticipated foreign operating income is not subject to foreign income taxes and is considered to be permanently reinvested in non-U.S. operations.


5.   Supplemental Cash Flow Information
     ----------------------------------
(In millions)


                                                             Six Months Ended
                                                              ----------------
                                                          January 1,       January 2,
                                                             1999            1998
                                                             ----             ---
Cash Transactions:
      Cash paid for interest                                $  26           $  26
      Cash paid for income taxes, net of refunds             (123)             46

6.   Restructuring Costs
     -------------------

     In the quarters ended January 2, 1998 and April 3, 1998, the Company recorded restructuring charges aggregating $347 million. These charges reflect steps the Company is taking to align worldwide operations with current market conditions by reducing existing capacity in all areas of the Company and improving the productivity of its operations and the efficiency of its development efforts by consolidating manufacturing and R&D operations. Actions include exiting production of mobile products; early discontinuation of several other products; closing and selling the Clonmel, Ireland drive manufacturing facility; closing and subleasing the San Jose and Moorpark, CA design center facilities; aborting production expansion projects in Medan, Indonesia and Cork, Ireland; and divesting the Company of the new Philippines manufacturing facility, which was nearing completion. The restructuring charges comprised $57 million for reduction of personnel due to closure or consolidation of certain operations, $78 million for closure of excess facilities, $137 million to write off or write down equipment whose value had become permanently impaired, $11 million to write off or write down intangibles and other assets whose value had become permanently impaired, $43 million for contract cancellations, and $21 million for other expenses.



     As of January 1, 1999, the Company's planned workforce reduction of approximately 15,000 employees had been completed. The Company anticipates that the remaining implementation of the restructuring plan will be substantially complete as of July 2, 1999. The following table summarizes the Company's restructuring activity for the six months ended January 1, 1999:



                                       Severance                              Intangibles &
                                          and         Excess                      Other         Contract
           (In Millions)                Benefits    Facilities    Equipment      Assets       Cancellations   Other    Total
--------------------------------------------------------------------------------------------------------------------------------

Reserve balances, July 3, 1998             $ 9         $20            -$            -$             $5           $10     $ 44
                                      ------------------------------------------------------------------------------------------
Cash charges                                (4)         (8)           -             -               -            (1)     (13)
Non-cash charges                             -           -            -             -               -             -        -
                                      ------------------------------------------------------------------------------------------
Reserve balances, January 1, 1999          $ 5         $12            -$            -$             $5           $ 9     $ 31
                                      ------------------------------------------------------------------------------------------



7.   Acquisition of Quinta
     ---------------------

     In April and June 1997, the Company invested an aggregate of $20 million to acquire approximately ten percent (10%) of the outstanding stock of Quinta, a developer of ultra-high capacity disc drive technologies, including a new optically-assisted Winchester (OAW) technology. In August 1997, the Company completed the acquisition of Quinta. Pursuant to the purchase agreement with Quinta, the shareholders of Quinta, other than Seagate, received cash payments aggregating $230 million upon closing of the acquisition and were eligible to receive additional cash payments aggregating $96 million upon the achievement of certain product development and early production milestones. Of the $96 million, $19 million was paid or accrued in fiscal 1998. In July 1998, the Company and Quinta amended the purchase agreement to eliminate the product development and early production milestones, and provide that the former shareholders of Quinta will be eligible to receive the remaining $77 million and the $14 million that had been accrued but unpaid in fiscal 1998 in equal installments beginning September 30, 1998 and ending March 31, 2000. In the quarter ended October 2, 1998, the Company recorded a charge to operations for the remaining $77 million.


8.   Foreign Currency Derivatives
     ----------------------------

     The Company may enter into foreign currency forward exchange and option contracts to manage exposure related to certain foreign currency commitments and anticipated foreign currency denominated expenditures primarily in Singapore, Thailand and Malaysia. The goal of the Company's hedging program is to economically guarantee or lock in the exchange rates on a portion of the Company's local currency cash flows and not to eliminate all short-term earnings volatility. Because not all economic hedges qualify as accounting hedges, unrealized gains and losses may be recognized in advance of the actual foreign currency cash flows. This mismatch of accounting gains and losses and foreign currency cash flows was especially pronounced for the first and second quarters of fiscal 1998 as a result of the declines in the value of the Thai baht and Malaysian ringgit relative to the U.S. dollar. Accordingly, the Company's results for the six months ended January 2, 1998 include other expenses of approximately $76 million for unrealized losses on foreign currency forward exchange contracts. Based on uncertainty in the Southeast Asian foreign currency markets, the Company has temporarily suspended purchasing foreign currency forward exchange and option contracts for the Thai baht, Malaysian ringgit and Singapore dollar.



9.   Comprehensive Income
     --------------------

     As of July 4, 1998 the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net income or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity to be included in other comprehensive income. The components of comprehensive income, net of related tax, for the six months ended January 1, 1999 and January 2, 1998 were as follows (in millions):


                                               January 1, January 2,
                                                 1999       1998
                                                 ----       ----

Net income (loss)                                 $74      $(423)
Unrealized gains on securities                      1          -
                                                  ---      -----
Comprehensive income (loss)                       $75      $(423)
                                                  ===      =====

The components of accumulated other comprehensive income, net of related tax, at January 1, 1999 and July 3, 1998 were as follows (in millions):


                                            January 1,    July 3,
                                              1999         1998
                                              ----         ----


     Unrealized gains on securities            $ 2          $ 1
     Foreign currency translation adjustments   (1)          (1)
                                               ---          ---
     Accumulated other comprehensive income    $ 1          $ -
                                               ===          ===


10.  Veritas Transaction
     -------------------

     The Company, its majority-owned subsidiary, Seagate Software, Inc. ("SSI") and SSI's Network & Storage Management Group, Inc. ("NSMG") subsidiary announced on October 5, 1998 that they had entered into an Agreement and Plan of Reorganization (the "Plan") as of such date with Veritas Holding Corporation ("New Veritas") and Veritas Software Corporation ("Veritas"). Veritas provides end-to-end storage management software solutions.

     The Plan provides for the contribution by the Company, SSI and certain of their respective subsidiaries to New Veritas of (a) the outstanding stock of NSMG and certain other subsidiaries of SSI, and (b) those assets used primarily in the network storage management business of SSI (the "NSMG Business"), in consideration for the issuance of shares of Common Stock of New Veritas to SSI and the offer by New Veritas to grant options to purchase Common Stock of New Veritas to certain of SSI's employees who become employees of New Veritas or its subsidiaries. As part of the Plan, New Veritas will also assume certain liabilities of the NSMG Business. The Plan is structured to qualify as a tax-free exchange. The merger will be accounted for as a non-monetary transaction using the fair value of the assets exchanged.

     Upon consummation of the merger, New Veritas shall issue shares of Common Stock to SSI equal to approximately 40% of the fully diluted Common Stock equivalent equity interests in New Veritas (assuming conversion of all convertible securities, including the Veritas convertible debentures, and exercise of all assumed options and warrants) less that number of shares of New Veritas Common Stock issuable upon exercise of New Veritas options issued to the SSI employees who surrender their outstanding options to purchase shares of SSI's Common Stock. Upon consummation of the merger, the former security holders of Veritas will be issued New Veritas securities representing approximately 60% of the fully diluted Common Stock equivalent equity interests in New Veritas.

     The merger is subject to a number of conditions, including but not limited to the effectiveness of a Registration Statement on Form S-4 filed by New Veritas with the Securities and Exchange Commission, approval by the stockholders of Veritas and SSI, the expiration or termination of the waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions.

     SSI anticipates recording a substantial gain and certain expenses in connection with the merger. The gain will be recorded in fiscal 1999. The expenses will include a one-time write-off of in-process research and development during fiscal 1999 as well as amortization of goodwill and intangibles over four years following the merger. The magnitude of the gain and expenses will depend on several factors, including the average stock price of Veritas around the date of the merger, the number of shares of stock exchanged and the value of Veritas' business. SSI will account for its investment in Veritas using the equity method. It now appears that the merger, which had been expected to be consummated in the third quarter of fiscal 1999, will not be consummated until early in the fourth quarter of fiscal 1999.

     Historically, NSMG has had higher gross margins as a percent of sales than the Company. Therefore, if the exchange with Veritas is consummated, it could result in lower gross margins for the Company. The Company's gross margins for the six months ended January 1, 1999 and the year ended July 3, 1998 were 22.3% and 14.5% respectively. Without NSMG, such gross margins would have been 20.0% and 12.6% respectively. However, under the equity method of accounting, the Company will record its equity interest in the net income or loss of Veritas each quarter. This equity income or loss will be classified as non-operating income (loss) on the Company's income statement.


11.  Litigation
     ----------

     See Part II, Item 1 of this Form 10-Q for a description of legal proceedings.

                            SEAGATE TECHNOLOGY, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Certain Forward-Looking Information:
------------------------------------

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include the statements relating to the effective tax rate in the eighth paragraph under "Results of Operations," the statements relating to the merger between Veritas and NSMG beginning in the ninth paragraph under "Results of Operations," the statements regarding capital expenditures in the third paragraph under "Liquidity and Capital Resources," the statements below under "Factors Affecting Future Operating Results" and the statements under "Part II Other Information - Item 1. Legal Proceedings," among others. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are set forth below under "Factors Affecting Future Operating Results."


Results of Operations:
----------------------

Revenue for the quarter ended January 1, 1999 was $1.801 billion, as compared with $1.673 billion for the comparable year-ago quarter, and $1.553 billion for the immediately preceding quarter ended October 2, 1998. The increase in revenue from the comparable year-ago quarter was due primarily to a higher level of unit shipments with an improved mix of the Company's products partially offset by a continuing decline in the average unit sales prices of the Company's products as a result of intensely competitive market conditions. Volume accounted for $1.4 billion of the revenue increase offset by $1.3 billion of price erosion. The increase in revenue from the immediately preceding quarter was due primarily to a higher level of unit shipments with an improved mix of the Company's products partially offset by a continuing decline in the average unit sales prices of the Company's products. Volume accounted for $0.3 billion of the revenue increase partially offset by $0.1 billion in price erosion. Revenue for the six months ended January 1, 1999 was $3.354 billion as compared with $3.569 for the comparable year-ago period. Price erosion accounted for $2.3 billion of the revenue decline partially offset by $2.1 billion due to improved volume and product mix. The Company expects that price erosion in the data storage industry will continue for the foreseeable future. This competition and continuing price erosion could adversely affect the Company's results of operations in any given quarter and such adverse effect often cannot be anticipated until late in any given quarter.

Gross margin as a percentage of revenue was 23.8% and 22.3% for the three and six months ended January 1, 1999, compared with 11.4% and 13.6% for the comparable year-ago periods and 20.7% for the immediately preceding quarter ended October 2, 1998. The increase in gross margin as a percentage of revenue from both year-ago periods was primarily due to cost savings as a result of the Company's restructuring activities and an intensive program of cost reduction. Cost reductions included reduced scrap and rework as well as reductions in other manufacturing costs. The increase in gross margin as a percentage of revenue from the immediately preceding quarter was primarily due to higher consolidated revenue and lower manufacturing costs as a result of the Company's intensive cost reduction program.

Product development expenses for the three and six months ended January 1, 1999 were $156 million and $297 million, respectively, an increase of $12 million and $9 million when compared with the comparable year-ago periods and an increase of $15 million when compared with the immediately preceding quarter ended October 2, 1998. These expenses represented 8.7% and 8.9%, respectively, of revenue for the three and six months ended January 1, 1999 compared with 8.6% and 8.1%, respectively, for the comparable year-ago periods and 9.1% of revenue for the immediately preceding quarter. The increase in expenses from the comparable year-ago quarter was primarily due to increases of $9 million in accruals for profit sharing and management bonuses and $6 million in salaries and related costs. These increases were partially offset by a decrease of $8 million in allocated occupancy costs. The increase in expenses from the comparable year-ago six month period was primarily due to increases of $8 million in salaries and related costs, $6 million in accruals for profit sharing and management bonuses, $6 million in depreciation, and $3 million in product development expenses relating to the Company's software products and services. These increases were partially offset by a decrease of $18 million in allocated occupancy costs. The increase in expenses from the immediately preceding quarter was primarily due to increases of $7 million in accruals for profit sharing and management bonuses and $4 million in salaries and related costs.

Marketing and administrative expenses for the three and six months ended January 1, 1999 were $135 million and $266 million, respectively, an increase of $6 million and $11 million when compared with the comparable year-ago periods and an increase of $4 million when compared with the immediately preceding quarter ended October 2, 1998. These expenses represented 7.5% and 7.9%, respectively, of revenue for the three and six months ended January 1, 1999 compared with 7.7% and 7.1% for the comparable year-ago periods and 8.4% for the immediately preceding quarter. The increase in expenses from the comparable year-ago quarter was primarily due to increases of $6 million in marketing and administrative expenses related to the Company's software products and services, $3 million in accruals for employee profit sharing and management bonuses, $2 million in salaries and related costs, and $1 million in recruitment and relocation expenses. These increases were partially offset by a $9 million decrease in allocated occupancy costs. The increase in expenses from the comparable year-ago six month period was primarily due to increases of $13 million in marketing and administrative expenses related to the Company's software products and services, $4 million in accruals for profit sharing and management bonuses and $3 million in salaries and related costs. These increases were partially offset by a decrease of $12 million in allocated occupancy costs. The increase in expenses from the immediately preceding quarter was primarily due to increases of $3 million in marketing and administrative expenses related to the Company's software products and services, and $2 million in advertising and promotion expenses.

Amortization of goodwill and other intangibles for the three and six months ended January 1, 1999 was $11 million and $20 million, respectively, a decrease of $1 million and $2 million when compared with the comparable year-ago periods. The decrease in amortization from the comparable year-ago periods was primarily due to the inclusion in amortization expense of the write-downs of goodwill and the write-offs and write-downs, in the quarter ended January 2, 1998, of certain intangible assets related to past acquisitions of software companies whose value had become permanently impaired.

The $77 million charge to unusual items in the quarter ended October 2, 1998 was in connection with an amendment to the purchase agreement for the August 1997 acquisition of Quinta. See Note 7 to the consolidated condensed financial statements.

Net other income increased by $25 million and $92 million, respectively, for the three and six months ended January 1, 1999 when compared with the comparable year-ago periods and increased by $3 million from the immediately preceding quarter ended October 2, 1998. The increase in net other income from the comparable year-ago quarter was primarily due to $13 million of expenses related to mark-to-market adjustments, in the quarter ended January 2, 1998 on certain of the Company's foreign currency forward exchange contracts for the Thai baht and the Malaysian ringgit, an increase of $3 million in interest income primarily due to higher average invested cash, a decrease of $3 million in the charge for minority interest as a result of lower income in the Company's majority-owned subsidiary in Shenzhen, China, and a gain of $2 million on sales of the Company's investment in Overland Data, Inc. The increase in net other income from the comparable year-ago six month period was primarily due to $76 million of expenses related to mark-to-market adjustments, in the period ended January 2, 1998, on certain of the Company's foreign currency forward exchange contracts for the Thai baht and the Malaysian ringgit, and a decrease of $6 million in the charge for minority interest as a result of lower income in the Company's majority-owned subsidiary in Shenzhen, China.

The effective tax rate used to record the provision for income taxes for the six months ended January 1, 1999 was 40% compared with a 21% effective tax rate used to record the benefit from income taxes for the comparable period last year. The higher effective tax rate used to record the provision for income taxes for the six months ended January 1, 1999 resulted primarily from additional non-deductible charges associated with the acquisition of Quinta Corporation. Excluding the non-deductible charges from the Quinta Corporation acquisition, the pro forma effective tax rate used to record the provision for income taxes for the six months ended January 1, 1999 would have been 28%. The pro forma effective tax rate of 28% is less than the U.S. statutory rate because a portion of the Company's anticipated foreign operating income is not subject to foreign income taxes and is considered to be permanently reinvested in non-U.S. operations. While the Company expects its effective tax rate on operating income for the remaining quarters of fiscal 1999 to approximate 28%, the actual effective tax rate is expected to differ from this rate due to the impending sale of Seagate Software's Network & Storage Management Group, Inc., and certain additional costs the Company may incur in connection with future acquisitions.

The Company, its majority-owned subsidiary, Seagate Software, Inc. ("SSI") and SSI's Network & Storage Management Group, Inc. ("NSMG") subsidiary announced on October 5, 1998 that they had entered into an Agreement and Plan of Reorganization (the "Plan") as of such date with Veritas Holding Corporation ("New Veritas") and Veritas Software Corporation ("Veritas"). Veritas provides end-to-end storage management software solutions. The Plan provides for the contribution by the Company, SSI and certain of their respective subsidiaries to New Veritas of (a) the outstanding stock of NSMG and certain other subsidiaries of SSI, and (b) those assets used primarily in the network storage management business of SSI (the "NSMG Business"), in consideration for the issuance of shares of Common Stock of New Veritas to SSI and the offer by New Veritas to grant options to purchase Common Stock of New Veritas to certain of SSI's employees who become employees of New Veritas or its subsidiaries. As part of the Plan, New Veritas will also assume certain liabilities of the NSMG Business. The Plan is structured to qualify as a tax-free exchange. The merger will be accounted for as a non-monetary transaction using the fair value of the assets exchanged. Upon consummation of the merger, New Veritas shall issue shares of Common Stock to SSI equal to approximately 40% of the fully diluted Common Stock equivalent equity interests in New Veritas (assuming conversion of all convertible securities, including the Veritas convertible debentures, and exercise of all assumed options and warrants) less that number of shares of New Veritas Common Stock issuable upon exercise of New Veritas options issued to the SSI employees who surrender their outstanding options to purchase shares of SSI's Common Stock. Upon consummation of the merger, the former security holders of Veritas will be issued New Veritas securities representing approximately 60% of the fully diluted Common Stock equivalent equity interests in New Veritas. The merger is subject to a number of conditions, including but not limited to the effectiveness of a Registration Statement on Form S-4 filed by New Veritas with the Securities and Exchange Commission, approval by the stockholders of Veritas and SSI, the expiration or termination of the waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions. SSI anticipates recording a substantial gain and certain expenses in connection with the merger. The gain will be recorded in fiscal 1999. The expenses will include a one-time write-off of in-process research and development during fiscal 1999 as well as amortization of goodwill and intangibles over four years following the merger. The magnitude of the gain and expenses will depend on several factors, including the average stock price of Veritas around the date of the merger, the number of shares of stock exchanged and the value of Veritas' business. SSI will account for its investment in Veritas using the equity method. It now appears that the merger, which had been expected to be consummated in the third quarter of fiscal 1999, will not be consummated until early in the fourth quarter of fiscal 1999.

Historically, NSMG has had higher gross margins as a percent of sales than the Company. Therefore, if the exchange with Veritas is consummated, it could result in lower gross margins for the Company. The Company's gross margins for the six months ended January 1, 1999 and the year ended July 3, 1998 were 22.3% and 14.5% respectively. Without NSMG, such gross margins would have been 20.0% and 12.6% respectively. However, under the equity method of accounting, the Company will record its equity interest in the net income or loss of Veritas each quarter. This equity income or loss will be classified as non-operating income
(loss) on the Company's income statement.

We have accounted for several of our past acquisitions, including the write-off of in-process research and development activities, in accordance with established accounting practices and based upon expert third-party valuations. For example, in the most recently completed fiscal year, 1998, we took a $214 million charge related to the write-off of in-process research and development in connection with our acquisition of Quinta Corporation. After the fiscal years in which these transactions occurred, the Securities and Exchange Commission ("SEC") provided additional guidance on the determination of in-process research and development write-offs in a letter dated October 9, 1998 to the American Institute of Certified Public Accountants. In connection with filings with the SEC regarding the contribution of the Network & Storage Management Group business to New Veritas and related transactions, the staff of the SEC commented upon the application of such additional guidance with respect to our historical financial statements. Until the SEC completes its review and its comments have been resolved, any impact from the application of the additional guidance can not be quantified.

The Company is discontinuing the manufacture of microchips used in its disc drive products and therefore is seeking a buyer for its Seagate Microelectronics Limited subsidiary in Livingston, Scotland. The Company will be required to take a charge to operations related to this facility in its fiscal quarter ending April 2, 1999.

The Company is discontinuing the manufacture of the suspensions used in the production of recording heads. Given that decision, and pending the outcome of the Company's plan to sell the assets related to the manufacture of those suspensions,the Company may be required to take a charge to operations in its fiscal quarter ending April 2, 1999.

The Company is restructuring its customer service operations resulting in a reduction of these activities in Singapore. The Company is evaluating the financial impact associated with this restructuring and may be required to take a charge to operations in its fiscal quarter ending April 2, 1999.

Liquidity and Capital Resources:
--------------------------------

At January 1, 1999, the Company's cash, cash equivalents and short-term investments totaled $2.217 billion, an increase of $390 million from the July 3, 1998 balance. This increase was primarily a result of net cash provided by operating activities, partially offset by expenditures for property, equipment and leasehold improvements, and the repurchase of approximately 3.3 million shares of the Company's common stock for $101 million. Until required for other purposes, the Company's cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. The Company's short-term investments primarily consist of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase.

As of January 1, 1999, the Company had committed lines of credit of $82 million that can be used for standby letters of credit and bankers' guarantees. At January 1, 1999, $67 million of these lines of credit were utilized.

The Company expects investments in property and equipment in the current fiscal year to approximate $700 million, of which approximately $294 million had been incurred as of January 1, 1999. The Company plans to finance these investments from existing cash balances and cash flows from operations. The $294 million year-to-date investment comprised $125 million for manufacturing facilities and equipment for the recording head operations in the United States,

Northern Ireland and Malaysia; $123 million for manufacturing facilities and equipment related to the Company's subassembly and disc drive final assembly and test facilities in the United States, Far East and the United Kingdom; $25 million for expansion of the Company's thin-film media operations in California, Singapore, Northern Ireland and Mexico; and $21 million for other purposes.

During the six months ended January 1, 1999, the Company acquired approximately
3.3 million shares of its common stock for approximately $101 million. The repurchase of these shares was primarily in connection with a stock repurchase program announced in June 1997 in which up to $600 million worth of the Company's stock was authorized to be acquired in the open market. On February 12, 1999, the Company's Board of Directors authorized an increase to the stock repurchase program pursuant to which up to an additional $500 million may be expended to purchase shares of its common stock in the open market. As of February 15, 1999, the Company had repurchased nearly 15.3 million shares of its common stock for nearly $514 million under the existing authorization, including over 12 million shares purchased during its current fiscal year for a total consideration of nearly $426 million.

Factors Affecting Future Operating Results
------------------------------------------

We compete in the data storage industry, and there are a number of factors that, in the past, have affected all of the companies in our industry, including us. Many of these factors may also impact our business in the future.


Slowdown in Demand for Computer Systems May Cause a Decline in Demand for Seagate Technology's Products

Our products are components in computer systems. The demand for computer systems has been volatile in the past and often has had an exaggerated effect on the demand for our disc drive and tape drive products, in any given period. In the past, unexpected slowdowns in demand for computer systems have generally caused sharp declines in demand for disc drives and tape drive products. We expect that this situation will occur again in the future and that demand for our disc drive and tape drive products may be reduced.

In our industry, the supply of drives periodically exceeds demand. When this happens, the over supply of available products causes us to have higher than anticipated inventory levels and we experience intense price competition from other disc drive and/or tape drive manufacturers.


Seagate Technology's Financial Results Will Vary

We often experience a high volume of sales at the end of the quarter, so we may not be able to determine that our fixed costs are too high relative to sales until late in any given quarter. Since this happens late in the quarter, we do not have enough time to reduce these costs. As a result, we would not be as profitable or may even incur a loss. In addition, our operating results have been and may in the future be subject to significant quarterly fluctuations as a result of a number of other factors including:

 .    the timing of orders from and shipment of products to major customers, such as Compaq.
 .    our product mix, with respect to higher margin, more recently introduced disc drive products versus older, lower margin disc drive products,
 .    accelerated reduction in the price of our disc drive products due to an oversupply of disc drives in the world market,
 .    manufacturing delays or interruptions, particularly at our major manufacturing facilities in Malaysia, Thailand, China and Singapore,
 .    acceptance by customers of competing technologies in lieu of our products,

 .    variations in the cost of components for our products,
 .    limited access to components that we obtain from a single or a limited number of suppliers,
 .    our inability to reduce our fixed costs to match revenues in any quarter because of our vertical manufacturing strategy,
 .    the impact of changes in foreign currency exchange rates on the cost of our products and the effective price of such products to foreign consumers, and
 .    competition and consolidation in the data storage industry.

For example, our revenue decreased to $3.354 billion in the first six months of fiscal 1999 from $3.569 billion in the first six months of fiscal 1998 as a result of increased competition that resulted in significant price decreases. This decrease in revenue was partially offset by improved volume and product mix. In addition, our future operating results may also be adversely affected, if we receive an adverse judgment or settlement in any of the legal proceedings to which we are a party.


Seagate Technology Faces Intense Competition and May Not Be Able to Compete Effectively

Even during periods when demand is stable, the data storage industry is intensely competitive and vendors experience price erosion over the life of a product. We expect that our competitors will offer new and existing products at lower prices if necessary to gain or retain market share and customers. We also expect that price erosion in our industry will continue for the foreseeable future. Because we may need to reduce our prices to retain our market share, the competition could adversely affect our results of operations in any given quarter. We have experienced and expect to continue to experience intense competition from a number of domestic and foreign companies including the other leading independent disc drive manufacturers, as well as large integrated multinational manufacturers such as:

 .      Fujitsu Limited,
 .      International Business Machines Corporation,
 .      NEC Corporation,
 .      Samsung Electronics Co. Ltd., and
 .      Toshiba Corporation.

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

We may not be able to compete successfully against current or future competitors. If we fail to compete successfully, our business, operating results and financial condition may be materially adversely affected.

Seagate Technology May Not Develop Products in Time to Meet Changing
Technologies

Our customers have demanded new generations of drive products as advances in other hardware components and software have created the need for improved storage products with features such as increased storage capacity or improved performance and reliability. As a result, the life cycles of our products have been shortened, and we have been required to constantly develop and introduce new cost-effective drive products within time to market windows that become progressively shorter. We had research and development expenses of $420 million, $459 million and $585 million in fiscal 1996, 1997 and 1998, respectively.

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

Our products are used in combination with other hardware, such as microprocessors, and other software. Seagate Technology's future success will also require strong demand by consumers and businesses for computer systems, storage upgrades to computer systems and multimedia applications, such as
digital video and video-on-demand.   If delivery of our products is delayed, our
original equipment manufacturer ("OEM") customers may use our competitors' products in order to meet their production requirements. In addition, if delivery of those OEMs' computer systems into which our products are integrated is delayed, consumers and businesses may purchase comparable products from the OEMs' competitors. The consumers and businesses may wait to make their purchases if they want to buy a product that has been announced but not yet released, thus we would not be able to sell our existing inventory of products. If customers hold back in anticipation of a new product, or buy from a competitor instead, our operating results may be significantly adversely impacted.

Consumers have shown that they want to purchase personal computers costing less than $1,000. We are developing low cost disc drives to meet the demand for disc drives that are components of low cost personal computers. However, we may not be able to produce disc drives that meet our quality and performance standards at a cost low enough to yield gross margins at acceptable levels to sustain the development efforts.

Seagate Technology discontinued production of disc drives that use media smaller than 3.5 inches, in January 1998. We are continuing research and development of smaller drives, because we believe that to compete successfully to supply components for mobile, laptop, notebook and ultraportable computers, we must supply a smaller product. We intend to re-enter this market with a durable, low power application in the future, although there can be no assurance that we will be able to do so successfully.


Seagate Technology's Vertical Integration Strategy Entails a High Level of Fixed Costs

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

Seagate Technology's vertical integration strategy entails a high level of fixed costs and requires a high volume of production and sales to be successful. During periods of decreased production, such as we are now experiencing, these high fixed costs have had, and could in the future have, a material adverse effect on our operating results and financial condition. In addition, a strategy of vertical integration has in the past and could continue to delay our ability to introduce products containing market-leading technology, because we may not have developed the technology in house and do not have access to external sources of supply without incurring substantial costs. For example, over the past two years we have experienced delays in product launches due to delays in production of certain components as a result of slower than anticipated internal development and manufacturing scale-up of new designs.


Seagate Technology has Experienced Delays in the Introduction of Products due to Supply of Components

Seagate Technology also relies on independent suppliers for certain components. In the past we have experienced production delays when we were unable to obtain sufficient quantities of certain components. Any prolonged interruption or reduction in the supply of any key components could have a material adverse effect on our business, operating results and financial condition. We rely on single or limited source suppliers for certain components used in our products. We may not be able to obtain components that meet our specifications and quality standards at prices that enable us to earn a profit on the finished products. For example, in the past Seagate Technology has experienced delays obtaining head stack assemblies and certain integrated circuits for printed circuit board assemblies due to lead time requirements or changes in specifications. As a result, certain of our suppliers substantially increased the price of such components, and we have incurred increased costs for certain of these components as a result of supply shortages. If we experience any extended interruption or reduction in the supply of any key components, our business, results of operations and financial condition could be materially adversely affected.


If Seagate Technology's Customers Delay or Cancel Orders, Seagate Technology's Revenues will be Adversely Affected

The data storage industry has been characterized by large volume OEM purchase agreements and large distributor orders. Typically, our OEM purchase agreements permit the OEMs to cancel orders and reschedule delivery dates without significant penalties. In the past, orders from many of our OEMs were cancelled or delivery schedules were delayed as a result of changes in the requirements of the OEM's customers. These order cancellations and delays in delivery schedules have had a material adverse effect on our results of operations in the past, and may again in the future. Our distributors and OEMs typically furnish us with non-binding indications of their near-term requirements, with product deliveries based on weekly confirmations. To the extent actual orders from distributors and OEMs decrease from their non-binding forecasts, such variances could have a material adverse effect on our business, results of operations and financial condition.

Seagate Technology Faces Risks from Its International Operations

Seagate Technology has significant offshore operations including manufacturing facilities, sales personnel and customer support operations. We have manufacturing facilities in Singapore, Thailand, the People's Republic of China, Scotland, Northern Ireland, Malaysia, Indonesia and Mexico, in addition to those in the United States. Our offshore operations are subject to certain inherent risks including:

 .    fluctuations in currency exchange rates, such as the $76 million charge to income Seagate Technology incurred in fiscal 1998 from marking our hedge positions to market,
 .    longer payment cycles for sales in foreign countries,
 .    difficulties in staffing and managing international manufacturing operations,
 .    seasonal reductions in business activity in the summer months in Europe and certain other countries,
 .    increases in tariffs and duties, price controls, restrictions on foreign currencies and trade barriers imposed by foreign countries, and
 .    political unrest, particularly in areas in which we have manufacturing facilities.

These factors could have a material adverse effect on our business, operating results and financial condition in the future.

Seagate Technology's products are priced in U.S. dollars even when sold to customers who are located abroad. The currency instability in the Asian and other financial markets may make our products more expensive than products sold by other manufacturers that are priced in one of the affected currencies. Therefore, foreign customers may reduce purchases of our products. We anticipate that the recent turmoil in financial markets and the recent deterioration of the underlying economic conditions in certain countries, including those in Asia, may have an impact on our sales to customers located in or whose end-user customers are located in those countries due to:

 .    the impact of currency fluctuations on the relative price of our products,
 .    restrictions on government spending imposed by the International Monetary
     Fund in those countries receiving the International Monetary Fund's assistance,
 .    customers' reduced access to working capital to fund purchases of disc drive components or software, such as our products due to:

     .  higher interest rates,
     . reduced bank lending due to contractions in the money supply or the deterioration in the customer's or its bank's financial condition, or
     .  the inability to access other financing


Seagate Technology Faces Risks from the Spin-off of Seagate Software's Network & Storage Management Group

We consolidated our software businesses into a single entity called Seagate Software in 1996. Seagate Software's business consists of two primary divisions, Network & Storage Management Group and Information Management Group. We announced the Veritas transaction on October 5, 1998. Seagate Technology's Seagate Software subsidiary and Seagate Software employees who will become New Veritas employees and who hold stock options in Seagate Software will receive approximately 40% of the fully diluted equity in New Veritas.

We face a number of risks prior to and after the closing of the Veritas transaction including:

 .  our management personnel may be distracted from the day to day operations by the Veritas transaction,
 .  Information Management Group employees may be distracted by concerns about whether we will continue to operate that business or spin it off, . Network & Storage Management Group customers may delay or cancel orders due to uncertainty about the spin-off,
 .  the ongoing OEM relationship with the Network & Storage Management Group and our tape drive operations may be disrupted, . we have agreed not to compete in certain storage management software businesses for a specified period of time after the closing of the Veritas transaction and may not be able to benefit from future opportunities in that market,
 . we will not have significant influence over the management of New Veritas, although initially we will have two representatives on its board of directors, and
 . we will only be permitted to sell our interest in New Veritas in limited increments in compliance with certain SEC rules or to bear the expense of filing a registration statement.


Acquisition Related Accounting Charges Will Delay and Reduce Seagate Technology's Profits

We intend to continue our expansion into complementary data technology businesses through internal growth as well as acquisitions. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations and products of the acquired businesses and the potential loss of key employees or customers of the acquired businesses. We expect that the Company will continue to incur substantial expenses as we acquire other businesses including charges for the write-off of in-process research and development. Our operating results have fluctuated in the past and may fluctuate in the future because of the timing of such write-offs. For example, we incurred a charge to operations in the first quarter of fiscal 1998 of approximately $214 million for the write-off of in-process research and development related to our acquisition of Quinta Corporation. We anticipate a substantial charge to operations later in fiscal 1999 for the write-off of in-process research and development related to the contribution of the Network & Storage Management Group business to New Veritas, and will experience ongoing charges related to the amortization of purchased intangibles.


Systems Failures Could Adversely Affect Seagate Technology's Business

Seagate Technology's operations are dependent on our ability to protect our computer equipment and the information stored in our databases from damage by fire, natural disaster, power loss, telecommunications failures, unauthorized intrusion and other catastrophic events. We believe that we have taken prudent measures to reduce the risk of interruption in our operations. However, we cannot be sure that these measures are sufficient. Any damage or failure that causes interruptions in our operations could have a material adverse effect on our business, results of operations and financial condition.

Seagate Technology May Experience Year 2000 Computer Problems That Harm Its Business

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. Seagate Technology considers a product to be in "Year 2000 compliance" if

 .    the product's performance and functionality are unaffected by processing of dates prior to, during and after the year 2000,  but only if
 .    all products (for example hardware, software and firmware) used with the product properly exchange accurate date data with it.

Seagate Technology's Products. We are assessing the capability of our products to determine whether or not they are in Year 2000 compliance. Although we believe our disc and tape drive products and certain of our software products are in Year 2000 compliance, we have determined that certain software products produced by Seagate Software, which are not material to Seagate Technology, are not and will not be Year 2000 compliant. We are taking measures to inform our customers that those products are not and will not be Year 2000 compliant. To assist our customers in evaluating their Year 2000 issues, our Seagate Software subsidiary has developed a list of those products that are Year 2000 compliant as stand-alone products. The list is located on Seagate Software's World Wide Web page and is periodically updated when assessment of the Year 2000 compliance of additional products is completed. To date, the costs Seagate Technology has incurred related to these programs have been immaterial.

However, the assessment of whether a complete system will operate correctly depends on the BIOS capability and software design and integration, and for many end-users this will include BIOS, software and components provided by companies other than Seagate Technology or Seagate Software. Seagate Technology considers a disc drive or tape product to be Year 2000 capable if when used properly and in conformity with the product information provided by us, our product will accurately store, display, process, provide and/or receive data from, into and between 1999 and 2000, including leap year calculations if all other technology used in combination with the Seagate Technology disc drive or tape product properly exchanges date data with the Seagate Technology product.

We are incurring various costs to provide customer support and customer satisfaction services regarding Year 2000 issues and anticipate that these expenditures will continue in fiscal 1999 and thereafter. In addition, we have contacted our major customers to determine whether their products into which our products have been and will be integrated are Year 2000 compliant. Seagate Technology has received assurances of Year 2000 compliance from a number of those customers. Many other customers have not responded and are under no contractual obligation to provide us with Year 2000 compliance information. Seagate Technology is taking steps with respect to new customer agreements to ensure that the customers' products and internal systems are Year 2000 compliant.

Even if our products are Year 2000 compliant, we may be named as a defendant in litigation against the vendors of all of the component products of systems if some components of the systems are unable to properly manage data related to the Year 2000. Our customer agreements typically contain provisions designed to limit our liability for such claims. It is possible, however, that these measures will not provide protection from liability claims, as a result of existing or future federal, state or local laws or ordinances or unfavorable judicial decisions. If any such claims are brought against Seagate Technology, regardless of their merit, our business, financial condition and results of operations could be materially adversely affected from factors that include increased warranty costs, customer satisfaction issues and the costs of potential lawsuits.

Seagate Technology's Systems. We have also initiated a comprehensive program to address Year 2000 readiness in our internal systems and with our customers and suppliers. Our program has been designed to address our most critical internal systems first and to gather information regarding the Year 2000 compliance of products supplied to Seagate Technology and into which our products are integrated. Seagate Technology conducted a Year 2000 inventory of information technology systems in the first quarter of 1997. Risk assessment was substantially complete by the end of the second quarter of 1997, and remediation activities continue to be on schedule. Approximately 1,400 items were identified, and as of January 1999, 118 items remain unresolved, with most scheduled for completion by July 1999. An initial inventory of non-information technology systems was completed in the third quarter of 1997. A second inventory in the second and third quarters of 1998 included all manufacturing operations with special emphasis on embedded technology and facilities. Approximately 7,000 items were identified (non-information technology, and embedded combined) of which approximately two-thirds are Year 2000 compliant.
As of January 1999, risk assessment is 95% complete and we believe that we will resolve all non-compliant items by July 1999.

We are using the following phased approach to Year 2000 readiness: inventory, assessment, disposition, test and audit. Anticipated dates of completion of each phase are as follows:

      1.  Inventory...........................................................   Complete
      2.  Assessment..........................................................   March 1, 1999
      3.  Disposition.........................................................   July 1, 1999
      4.  Test................................................................   July 1, 1999
      5.  Audit...............................................................   August 1, 1999

These activities are intended to encompass all major categories of systems in use by Seagate Technology, including manufacturing, engineering, sales, finance and human resources. To date, we have not incurred material costs related to assessment and remediation of Year 2000 readiness. We currently expect that the total cost of our Year 2000 readiness programs, excluding redeployed resources, will not exceed $10 million over the next fiscal year. This total cost estimate does not include potential costs related to any customer or other claims or the costs of internal software or hardware replaced in the normal course of business. The total cost and time to completion estimates are based on the current assessment of our Year 2000 readiness needs and are subject to change as the projects proceed.

We are installing and testing new computer software for our financial, accounting, inventory control, order processing and other management information systems. In the course of these upgrades we are identifying Year 2000 dependencies in such systems and are implementing changes to such systems to make them Year 2000 compliant. The successful implementation of these new systems is crucial to the efficient operation of our business. We cannot provide any assurance that we will implement our new systems in an efficient and timely manner or that the new systems will be adequate to support our operations. Problems with installation or initial operation of the new systems could cause substantial management difficulties in operations planning, financial reporting and management and thus could have a material adverse effect on our business, financial condition and results of operations. We do not expect the cost of bringing our systems into Year 2000 compliance to have a material effect on our financial condition or results of operations.

Seagate Technology's material third party relationships include relationships with suppliers, customers and financial institutions. Seagate Technology has identified 600 suppliers which are critical to our operations, and we have surveyed each to provide details of their Year 2000 efforts, including internal systems, operations and supply chain as well as a schedule for their projects. As of January 1999, 97% of such suppliers have responded affirmatively and been approved. Efforts continue to validate the remaining suppliers, but plans will be developed for any that fail validation, including alternate sources or additional inventory for sole source suppliers.

Seagate Technology's largest customers were also surveyed regarding their Year 2000 efforts. We currently do not anticipate any material impact due to a Year 2000-related failure of a major customer. All of our financial institutions have been surveyed. All of our primary banking activities can be accommodated by our two major multi-national banking partners with the exception of payroll in certain Asian countries that must be handled in local currency. We are following Year 2000 progress in these areas closely and will develop specific contingency plans for meeting payroll if we cannot obtain assurance that these local banks are fully prepared.

Because Seagate Technology's core and mission-critical systems are either complete or in the final stages of completion, we do not consider failure of these systems to be within a reasonable Year 2000 worst case scenario. We believe we are primarily at risk due to failures within external infrastructures such as utilities and transportation systems. We are currently examining these risk areas to develop responses and action plans. These include a potential business shutdown at all locations on December 30, 1999, and where feasible, power down on December 31, 1999 with controlled startup prior to business resumption on January 3, 2000.

While we currently expect that the Year 2000 issues will not pose significant operational problems, we could experience material adverse effects on our business if the implementation of new systems is delayed. We could also experience material adverse effects on our business if we fail to fully identify all Year 2000 dependencies in our systems and in the systems of our suppliers, customers and financial institutions. Those material adverse effects could include delays in the delivery or sale of Seagate Technology's products. Therefore, we are developing contingency plans for continuing operations in the event such problems arise.


Seagate Technology's Stock Price Will Fluctuate

Our stock price has varied greatly as has the volume of shares of our common stock that are traded. We expect these fluctuations to continue due to factors such as:


 .  announcements of new products, services or technological innovations by us or our competitors
 .  announcements of major restructurings by us or our competitors
 .  quarterly variations in our results of operations
 .  changes in revenue or earnings estimates by the investment community and speculation in the press or investment community
 .  general conditions in the data storage industry or the personal computer industry
 .  changes in our revenue growth rates or the growth rates of our competitors
 .  sales of large blocks of our stock


The stock market may from time to time experience extreme price and volume fluctuations.

Many technology companies have experienced such fluctuations. In addition, our stock price may be affected by general market conditions and domestic and international macroeconomic factors unrelated to our performance. Often such fluctuations have been unrelated to the operating performance of the specific companies. The market price of our common stock may experience significant fluctuations in the future. For example, our stock price fluctuated from a high of $45 3/4 to a low of $17 3/4 during fiscal year 1998.


Seagate Technology Faces Risks from the Conversion to a Single European Currency

On January 1, 1999, certain member states of the European Economic Community fixed their respective currencies to a new currency, the Single European Currency. On that day the Single European Currency became a functional legal currency within these countries. During the three years beginning on January 1, 1999, business in these countries will be conducted both in the existing national currency, such as the French Franc or the Deutsche Mark, as well as the Single European Currency. Companies operating in or conducting business in these countries will need to ensure that their financial and other software systems are capable of processing transactions and properly handling the existing currencies and the Single European Currency. We are still assessing the impact that the introduction and use of the Single European Currency will have on our internal systems. We will take corrective actions based on such assessment but do not presently expect that the introduction and use of the Single European Currency will materially affect our foreign exchange and hedging activities or use of derivative instruments or will result in any material increase in our costs. While we will continue to evaluate the impact of the Single European Currency introduction over time, based on currently available information, we do not believe that the introduction of the Single European Currency will have a material adverse impact on our financial condition or overall trends in results of operations, nor have the introduction and use of the Single European Currency had such effects to date.

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

On October 5, 1994, a patent infringement action was filed against the Company by an individual, James M. White, in the U.S. District Court for the Northern District of California for alleged infringement of U.S. Patent Nos. 4,673,996 and 4,870,519. Both patents relate to air bearing sliders. Prior to the filing of the lawsuit, the Company filed a Petition for Reexamination of U.S. Patent No. 4,673,996 with the United States Patent and Trademark Office ("PTO") and this Petition was granted shortly after the lawsuit was filed. Subsequently, the Company filed a Petition for Reexamination of U.S. Patent No. 4,870,519. This second petition was also granted by the PTO. The District Court stayed the action pending the outcome of the Reexaminations. Both patents have completed reexamination and the stay of the action has been lifted. Mr. White's lawyers filed a motion seeking a preliminary injunction to stop the sale of certain of the Company's products. The Court denied the motion on July 1, 1997. On April 27, 1998, the Court entered an order establishing a construction of the claims in Mr. White's patents which is broader than the construction which the company advocated, and on June 25, 1998, the Court denied reconsideration of the April 27 order. The Court set March 8, 1999 as the date for commencement of the trial in this action. On February 12, 1999, the Company entered into a settlement agreement which should be implemented by dismissal of the lawsuit in the Company's current fiscal quarter ending April 2, 1999.


On December 16, 1996, a patent infringement action was filed against the Company by an individual, Virgle Hedgcoth, in the U.S. District Court for the Northern District of California, San Jose Division, for alleged infringement of U.S. Patent Nos. 4,735,840; 5,082,747; and 5,316,864. These patents relate to sputtered magnetic thin-film recording discs for computers and their manufacture. The Company answered the complaint denying infringement, alleging that the patents are invalid and unenforceable, and counterclaiming for declaratory judgment that a fourth Hedgcoth patent, No. 4,894,133, is invalid, unenforceable and not infringed. Additionally, on July 1, 1997, Mr. Hedgcoth filed a patent infringement action against the Company in the same Court for alleged infringement of a fifth patent, U.S. Patent No. 5,262,970, issued May 6, 1997. Mr. Hedgcoth passed away on April 8, 1998, and the Court subsequently substituted Susan Ann Alexander Hedgcoth as a party Plaintiff in place of Mr. Hedgcoth. On December 4, 1998, the Company entered into a settlement agreement which should be implemented by dismissal of the lawsuit in early 1999.

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


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a) Exhibits

The following exhibits are included herein:

27.  Financial Data Schedule

(b) Reports on Form 8-K

No reports on Form 8-K have been filed with the Securities and Exchange Commission during the three months ended January 1, 1999 except for the following:

On October 20, 1998, a report on Form 8-K was filed regarding the agreement among Seagate Software, Inc., Seagate Technology, Inc., Veritas Software Corporation and Veritas Holding Corporation to contribute Seagate Software's Network & Storage Management Group business and Veritas Software Corporation's business to Veritas Holding Corporation.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           SEAGATE TECHNOLOGY, INC.
                           ------------------------
                                 (Registrant)



DATE: February 16, 1999        BY:  /s/  Charles C. Pope

                                    _______________________
                                    CHARLES C. POPE
                                    Senior Vice President, Finance
                                    and Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)



DATE: February 16, 1999        BY:  /s/  Stephen J. Luczo

                                    _______________________
                                    STEPHEN J. LUCZO
                                    Chief Executive Officer and President
                                    (Principal Executive Officer
                                    and Director)

                           SEAGATE TECHNOLOGY, INC.
                               INDEX TO EXHIBITS




Exhibit
Number
_______

27  Financial Data Schedule