Form 10-K405/A
period 1998-07-03
SEAGATE TECHNOLOGY INC
filed 1999-04-19
CIK 354952

                               UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ______________________

                                 FORM 10-K/A
                                Amendment No. 1

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 3, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     Commission File No. 001-11403

                           SEAGATE TECHNOLOGY, INC.
            (Exact name of Registrant as specified in its charter)
                           ________________________

           Delaware                                   94-2612933
(State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                 Identification Number)
        920 Disc Drive
   Scotts Valley, California                             95067
(Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (831) 438-6550
                           _________________________

  Securities registered pursuant to Section 12(b) of the Act:

           Title of Each Class                        Name of Each Exchange
           -------------------                        ---------------------
                                                       on which Registered
                                                       -------------------
  Common Stock, Par Value $0.01 per share            New York Stock Exchange

   Securities registered pursuant to Section 12(g) of the Act:
                                                        None.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
           Yes [X]    No [  ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to
this Form 10-K/A.    [X]

  The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing price of Common Stock on July 3, 1998 as reported by the New York Stock Exchange, was $5.182 billion. Shares of Common Stock held by each officer, each director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  The number of shares outstanding of the registrant's Common Stock as of July 3, 1998 was 244,757,152.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Parts of the following documents are incorporated by reference into Parts I, II, III and IV of this Form 10-K/A Report: (1) Proxy Statement for registrant's 1998 Annual Meeting of Stockholders (the "Proxy Statement") and (2) registrant's Annual Report to Stockholders for the fiscal year ended July 3, 1998 (the "Annual Report to Stockholder").

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

    Consolidated Statements of Operations Years Ended July 3, 1998; June 27, 1997; and June 28, 1996.

    Consolidated Statements of Stockholders' Equity Years Ended July 3, 1998; June 27, 1997; and June 28, 1996.

    Consolidated Statements of Cash Flows Years Ended July 3, 1998; June 27, 1997; and June 28, 1996.

    Notes to Consolidated Financial Statements.

2. Financial Statement Schedules. The following consolidated financial statement schedule of Seagate Technology, Inc. is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Seagate Technology, Inc.:

    II--Valuation and Qualifying Accounts.................  24

    Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

3.  Exhibits:

                                                                          Notes
                                                                          -----
      3.1  Certificate of Incorporation of Registrant, as amended.         (A)
      3.2  By-Laws of Registrant, as amended.                              (B)
      4.1  Indenture, dated as of March 1, 1997 (the "Indenture"), between Seagate Technology, Inc. (the "Company") and First
           Trust of California, National Association, as Trustee.          (C)
      4.2  Officers' Certificate pursuant to Section 301 of the
           Indenture, without Exhibits, establishing the terms of the
           Company's senior notes and senior debentures.                   (C)
      4.3  Form of Senior Note.                                            (C)
      4.4  Form of Senior Debenture.                                       (C)
      10.1 1983 Incentive Stock Option Plan and form of Stock Option
           Agreement.                                                      (E)
      10.2 Seagate Technology Employee Stock Purchase Plan, as amended.
      10.3 Registrant's Executive Stock Plan.                              (I)
      10.4 Conner Peripherals, Inc. 1986 Incentive Stock Plan.             (I)
      10.5 Building Agreement for Land At Private Lot A14547 in Yio Chu
           Kang dated May 30, 1996 between Seagate Technology
           International and Jurong Town Corporation.                      (K)
      10.6 Lease Agreement dated July 18, 1994 between Universal
           Appliances Limited and Seagate Technology (Thailand)
           Limited.                                                        (K)
      10.7 1991 Incentive Stock Option Plan and Form of Option
           Agreement, as amended.                                          (K)
      10.8 Acquisition Agreement dated as of September 29, 1989 by and among Seagate Technology, Inc. and Control Data Corporation,

           Imprimis Technology Incorporated and Magnetic Peripherals,
           Inc.                                                            (G)
    10.9   Amended and Restated Directors' Option Plan and Form of
           Option Agreement.                                               (H)
    10.10  Amended and Restated Archive Corporation Stock Option and
           Restricted Stock Purchase Plan--1981.                           (I)
    10.11  Amended and Restated Archive Corporation Incentive Stock
           Option Plan--1981.                                              (I)
    10.12  Conner Peripherals, Inc.--Arcada Holdings, Inc. Stock
           Option Plan.                                                    (J)
    10.13  Arcada Holdings, Inc. 1994 Stock Option Plan.                   (J)
    10.14  Separation Agreement and Release between the Registrant and
           Alan F. Shugart dated as of July 29, 1998.                      (K)
    13.1   Portions of the 1998 Annual Report to Stockholders.              *
    21.1   Subsidiaries of the Registrant.                                 (K)
    23.1   Consent of Ernst & Young LLP, Independent Auditors.              *
    24.1   Power of Attorney.                                              (K)
    27     Financial Data Schedule                                         (K)

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

(K)  Previously filed.

 *   Filed herewith.
(b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended July 3, 1998.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Seagate Technology, Inc.

                                            By:         *
                                               _________________
                                            Stephen J. Luczo
                                            Chief Executive Officer,
                                            President, Chief Operating Officer
                                            and a Director

Dated: April 19, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



              Signature                            Title                      Date
-------------------------------------  ------------------------------  -------------------

              *                        President and Chief             April 19, 1999
-------------------------------------    Executive Officer and a
      (Stephen J. Luczo)                 Director (Principal Executive
                                         Officer)


/s/ Charles C. Pope                    Senior Vice President and       April 19, 1999
-------------------------------------    Chief Financial Officer
      (Charles C. Pope)                  (Principal Financial and
                                         Accounting Officer)


              *                        Co-Chairman of the Board        April 19, 199
-------------------------------------
       (Gary B. Filler)

              *                        Co-Chairman of the Board        April 19, 1999
-------------------------------------
       (Lawrence Perlman)

              *                        Director                        April 19, 1999
-------------------------------------
       (Kenneth Haughton)

              *                        Director                        April 19, 1999
-------------------------------------
       (Robert A. Kleist)

              *                        Director                        April 19, 1999
-------------------------------------
       (Thomas P. Stafford)

              *                        Director                        April 19, 1999
-------------------------------------
       (Laurel L. Wilkening)

*By: /s/ Charles C. Pope
     ---------------------
     Charles C. Pope
     Attorney-in-fact

                                                                          Notes
                                                                          -----
      3.1  Certificate of Incorporation of Registrant, as amended.         (A)
      3.2  By-Laws of Registrant, as amended.                              (B)
      4.1  Indenture, dated as of March 1, 1997 (the "Indenture"), between Seagate Technology, Inc. (the "Company") and First
           Trust of California, National Association, as Trustee.          (C)
      4.2  Officers' Certificate pursuant to Section 301 of the
           Indenture, without Exhibits, establishing the terms of the
           Company's senior notes and senior debentures.                   (C)
      4.3  Form of Senior Note.                                            (C)
      4.4  Form of Senior Debenture.                                       (C)
      10.1 1983 Incentive Stock Option Plan and form of Stock Option
           Agreement.                                                      (E)
      10.2 Seagate Technology Employee Stock Purchase Plan, as amended.
      10.3 Registrant's Executive Stock Plan.                              (I)
      10.4 Conner Peripherals, Inc. 1986 Incentive Stock Plan.             (I)
      10.5 Building Agreement for Land At Private Lot A14547 in Yio Chu
           Kang dated May 30, 1996 between Seagate Technology
           International and Jurong Town Corporation.                      (K)
      10.6 Lease Agreement dated July 18, 1994 between Universal
           Appliances Limited and Seagate Technology (Thailand)
           Limited.                                                        (K)
      10.7 1991 Incentive Stock Option Plan and Form of Option
           Agreement, as amended.                                          (K)
      10.8 Acquisition Agreement dated as of September 29, 1989 by and among Seagate Technology, Inc. and Control Data Corporation,

           Imprimis Technology Incorporated and Magnetic Peripherals,
           Inc.                                                            (G)
    10.9   Amended and Restated Directors' Option Plan and Form of
           Option Agreement.                                               (H)
    10.10  Amended and Restated Archive Corporation Stock Option and
           Restricted Stock Purchase Plan--1981.                           (I)
    10.11  Amended and Restated Archive Corporation Incentive Stock
           Option Plan--1981.                                              (I)
    10.12  Conner Peripherals, Inc.--Arcada Holdings, Inc. Stock
           Option Plan.                                                    (J)
    10.13  Arcada Holdings, Inc. 1994 Stock Option Plan.                   (J)
    10.14  Separation Agreement and Release between the Registrant and
           Alan F. Shugart dated as of July 29, 1998.                      (K)
    13.1   Portions of the 1998 Annual Report to Stockholders.              *
    21.1   Subsidiaries of the Registrant.                                 (K)
    23.1   Consent of Ernst & Young LLP, Independent Auditors.              *
    24.1   Power of Attorney.                                              (K)
    27     Financial Data Schedule                                         (K)

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

(K)  Previously filed.

 *   Filed herewith.
(b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended July 3, 1998.