Form 10-Q/A
period 1998-10-02
SEAGATE TECHNOLOGY INC
filed 1999-04-19
CIK 354952

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-Q/A
                                Amendment No.1

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



                             Yes  X    No
                                _____    _____

On October 2, 1998, 245,250,840 shares of the registrant's common stock were issued and outstanding.

                                     INDEX


                           SEAGATE TECHNOLOGY, INC.




PART I      FINANCIAL INFORMATION                                   PAGE NO.
----------------------------------------------------------------------------

Item 1.     Financial Statements (Unaudited)

            Consolidated condensed statements of operations--
             Three months ended October 2, 1998 and
             October 3, 1997                                            3


            Consolidated condensed balance sheets--
             October 2, 1998 and July 3, 1998                           4


            Consolidated condensed statements of cash flows--

            Three months ended October 2, 1998 and
             October 3, 1997                                            5


            Notes to consolidated condensed financial statements        6


Item 2.     Management's Discussion and Analysis of Financial Condition

            and Results of Operations                                  12


PART II     OTHER INFORMATION
-----------------------------

Item 1.     Legal Proceedings                                          24

Item 4.     Submission of Matters to a Vote of Security Holders        25

Item 6.     Exhibits and Reports on Form 8-K                           26

            SIGNATURES                                                 27

                           SEAGATE TECHNOLOGY, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (In Millions, Except Per Share Data)
                                  (Unaudited)


                                                 Three Months Ended
                                                 ------------------

                                                October 2,   October 3,
                                                    1998       1997
                                                    ----       ----
Revenue                                         $  1,553   $  1,896
Cost of sales                                      1,232      1,601
Product development                                  141        143
Marketing and administrative                         131        126
Amortization of goodwill and
  other intangibles                                    9         10
In-process research and development                    -        216
Unusual items                                         77          -
                                                --------   --------
 Total Operating Expenses                          1,590      2,096

 Loss from Operations                                (37)      (200)

Interest income                                       26         28
Interest expense                                     (13)       (13)
Other                                                  3        (65)
                                                ---------    -------
 Other Income (Expense), net                          16        (50)
                                                ---------    -------

Loss before income taxes                             (21)      (250)
Provision (benefit) for income taxes                   9        (10)
                                                ---------    -------
   Net Loss                                     $    (30)    $ (240)
                                                =========    =======

Net loss per share                              $  (0.12)    $(0.98)

Number of shares used in
 per share computations                            245.0      244.6


           See notes to consolidated condensed financial statements.

                           SEAGATE TECHNOLOGY, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Millions)
                                  (Unaudited)


                                                         October 2,     July 3,
                                                            1998       1998  (1)
                                                            ----       ---------

ASSETS
------------------------------------------------------
Cash and cash equivalents                                  $    431    $    666
Short-term investments                                        1,443       1,161
Accounts receivable, net                                        761         799
Inventories                                                     461         508
Deferred income taxes                                           232         243
Other current assets                                            244         238
                                                           --------    --------
     Total Current Assets                                     3,572       3,615
Property, equipment and leasehold improvements, net           1,665       1,669
Goodwill and other intangibles, net                             157         169
Other assets                                                    209         192
                                                           --------    --------
     Total Assets                                          $  5,603    $  5,645
                                                           ========    ========
LIABILITIES
------------------------------------------------------
Accounts payable                                           $    521    $    577
Accrued employee compensation                                   182         175
Accrued expenses                                                650         602
Accrued income taxes                                              5          20
Current portion of long-term debt                                 1           1
                                                           --------    --------
     Total Current Liabilities                                1,359       1,375
Deferred income taxes                                           431         435
Other liabilities                                               182         194
Long-term debt, less current portion                            703         704
                                                           --------    --------
     Total Liabilities                                        2,675       2,708
                                                           --------    --------
STOCKHOLDERS' EQUITY
------------------------------------------------------
Common stock                                                      3           3
Additional paid-in capital                                    1,933       1,929
Retained earnings                                             1,247       1,298
Accumulated other comprehensive income                            5           -

Deferred compensation                                           (49)        (55)

Treasury common stock at cost                                  (211)       (238)
                                                           --------    --------
Total Stockholders' Equity                                    2,928       2,937
                                                           --------    --------
     Total Liabilities and Stockholders' Equity            $  5,603    $  5,645
                                                           ========    ========

(1) The information in this column was derived from the Company's audited consolidated balance sheet as of July 3, 1998.

See notes to consolidated condensed financial statements.

                           SEAGATE TECHNOLOGY, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                 (In Millions)
                                  (Unaudited)


                                                                      Three Months Ended
                                                                      ------------------
                                                                  October 2,       October 3,
                                                                    1998             1997
                                                                    ----             ----
OPERATING ACTIVITIES:
Net loss                                                           $   (30)        $  (240)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
 Depreciation and amortization                                         165             171
 Deferred income taxes                                                   4               8
 In-process research and development                                     -             216
 Other, net                                                              7              12
 Changes in operating assets and liabilities:
  Accounts receivable                                                   37             114
  Inventories                                                           39               8
  Accounts payable                                                     (72)           (239)
  Accrued income taxes                                                 (12)            (59)
  Accrued expenses and employee compensation                            11            (159)
  Other assets and liabilities, net                                     12              42
                                                                   -------         -------
 Net cash provided by (used in) operating activities                   161            (126)

INVESTING ACTIVITIES:
Acquisition of property, equipment and leasehold
 improvements, net                                                    (107)           (222)
Purchases of short-term investments                                 (2,209)         (1,009)
Maturities and sales of short-term investments                       1,937           1,346
Acquisition of Quinta, net of cash acquired                              -            (194)
Equity investments                                                       -             (22)
Other, net                                                             (22)              -
                                                                   -------         -------
 Net cash used in investing activities                                (401)           (101)

FINANCING ACTIVITIES:
Sale of common stock                                                     7              22
Purchase of treasury stock                                              (1)           (34)
                                                                   -------        -------
 Net cash provided by (used in) financing activities                     6            (12)

Effect of exchange rate changes on cash and cash equivalents            (1)             3
                                                                   -------        -------

Increase (decrease) in cash and cash equivalents                      (235)          (236)
Cash and cash equivalents at the beginning of the period               666          1,047
                                                                   -------        -------
Cash and cash equivalents at the end of the period                 $   431        $   811
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

2.   Net Loss Per Share
     ------------------

     The net loss per share was computed using only the weighted average number of shares of common stock outstanding during the period. The following table sets forth the computation of net loss per share.

(In millions, except per share data)          Three Months Ended
                                              ------------------
                                              October 2,  October 3,
                                              1998          1997
                                              ----          ----

     Net Loss Per Share Computation
     ------------------------------

     Numerator:

      Net loss                                   $(30)          $(240)
                                                 -----          -----
     Denominator:
      Weighted average number of
      common shares outstanding

      during the period                          245.0          244.6
                                                 -----          -----

     Net loss per share                         $(0.12)        $(0.98)
                                                ======         ======

     Incremental common shares attributable to exercise of outstanding options (assuming proceeds would be used to purchase treasury stock) of 2.7 million and 6.7 million for the three months ended October 2, 1998 and October 3,1997, respectively, were not included in the net loss per share computation because the effect would be antidilutive.

3.   Balance Sheet Information
     -------------------------
(In millions)




                                  October 2,    July 3,
                                        1998       1998
                                       -----      -----

Accounts Receivable:

Accounts receivable                    $ 815       $853

Allowance for non-collection             (54)       (54)
                                       -----    -------

                                       $ 761       $799
                                       =====    =======


     Inventories:


     Components                                           $   195    $   172
     Work-in-process                                           58         87
     Finished goods                                           208        249
                                                          -------    -------
                                                          $   461    $   508
                                                          =======    =======

     Property, Equipment and Leasehold Improvements:

     Property, equipment and leasehold improvements       $ 3,327    $ 3,242

     Allowance for depreciation and amortization           (1,662)    (1,573)
                                                          -------    -------

                                                          $ 1,665    $ 1,669
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

5.   Supplemental Cash Flow Information
     ----------------------------------
     (In millions)

                                     Three Months Ended
                                  -------------------------
                                     October 2,   October 3,
                                       1998         1997
                                       ----         ----

     Cash Transactions:
       Cash paid for interest        $  26          $26
       Cash paid for income taxes       15           37

6.   Restructuring Costs
     -------------------

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

                                                                      Contract
                                                       Equipment,    Cancellations
                          Severances      Excess      Intangibles      and Other
                          And Benefits  Facilities  and Other Assets   Expenses    Total
                          --------------------------------------------------------------
     Reserve balances,

     July 3, 1998           $ 9           $ 20          $ -             $ 15         $ 44
     Cash charges            (3)            (4)           -                -           (7)
                            -----        -----          ----            -----        -----
     Reserve balances,
     October 2, 1998        $ 6           $ 16           $ -             $ 15         $ 37
                            -----        -----          ----            -----        -----

7.   Acquisition of Quinta
     ---------------------

     In April and June 1997, the Company invested an aggregate of $20 million to acquire approximately ten percent (10%) of the outstanding stock of Quinta, a developer of ultra-high capacity disc drive technologies, including a new optically-assisted Winchester (OAW) technology. In August 1997, the Company completed the acquisition of Quinta. Pursuant to the purchase agreement with Quinta, the shareholders of Quinta, other than Seagate, received cash payments aggregating $230 million upon the closing of the acquisition and were eligible to receive additional cash payments aggregating $96 million upon the achievement of certain product development and early production milestones. Of the $96 million, $19 million was charged to operations in fiscal 1998. Of the $19 million charged to operations, $5 million was paid in fiscal 1998. In July 1998, the Company and Quinta amended the purchase agreement to eliminate the product development and early production milestones and provide that the former shareholders of Quinta will be eligible to receive the remaining $77 million and the $14 million that had been accrued but unpaid in fiscal 1998 in equal quarterly installments beginning September 30, 1998 and ending March 31, 2000. In the quarter ended October 2, 1998, the Company recorded a charge to operations for the remaining $77 million.

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

     The components of comprehensive income, net of related tax, for the quarters ended October 2, 1998 and October 3, 1997 were as follows (in millions):


                                              October 2,       October 3,
                                               1998             1997
                                               ----             ----

     Net loss                                 $(30)            $(240)
     Unrealized gains on securities              5                 1
                                              ----             -----
     Comprehensive income                     $(25)            $(239)
                                              ====             =====



               The components of accumulated other comprehensive income, net of related tax, at October 2, 1998 and July 3, 1998 were as follows (in millions):


                                              October 2,       July 3,
                                               1998             1998
                                               ----             ----
Unrealized gains on securities                $   6            $   1
Foreign currency translation adjustments         (1)              (1)
                                              -----            -----
Accumulated other comprehensive income        $   5            $   -
                                              =====            =====



10.  Subsequent Event
     ----------------

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


The $77 million charge to unusual items in the quarter ended October 2, 1998 was in connection with an amendment to the purchase agreement for the August 1997 acquisition of Quinta. Pursuant to that purchase agreement, the shareholders of Quinta, other than Seagate, received cash payments aggregating $230 million upon closing of the acquisition and were eligible to receive additional cash payments aggregating $96 million upon the achievement of certain product development and early production milestones. Of the $96 million, $19 million was charged to operations in fiscal 1998. In July 1998, the Company and Quinta amended the purchase agreement to eliminate the product development and early production milestones, and provide that the former shareholders of Quinta will be eligible to receive the remaining $77 million and the $14 million that had been accrued but unpaid in fiscal 1998 in equal installments beginning September 30, 1998 and ending March 31, 2000. In the quarter ended October 2, 1998, the Company recorded a charge to operations for the remaining $77 million. The entire $96 million, comprising the $19 million charged to operations in fiscal 1998 and the $77 million charged to operations in fiscal 1999, reflects research and development expense. See Note 7 to the consolidated condensed financial statements.

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

Liquidity and Capital Resources:
--------------------------------

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

Fluctuations in Quarterly Results

We often experience a high volume of sales at the end of the quarter, so we may not be able to determine that our fixed costs are too high relative to sales until late in any given quarter. Since this happens late in the quarter, we do not have enough time to reduce these costs. As a result, we would not be as profitable or may even incur a loss. In addition, Seagate Technology's operating results have been and may in the future be subject to significant quarterly fluctuations as a result of a number of other factors including:

     . the timing of orders from and shipment of products to major customers,

     . our product mix,
     . changes in the prices of our products, . manufacturing delays or interruptions,
     . acceptance by customers of competing technologies in lieu of our products,
     . variations in the cost of components for our products, . limited access to components that we obtain from a single or a limited number of suppliers,
     . our inability to reduce our fixed costs to match revenues in any quarter because of our vertical manufacturing strategy, . the impact of changes in foreign currency exchange rates on the cost of our products and the effective price of such products to foreign consumers
     . competition and consolidation in the data storage industry and . general economic conditions.

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

Competition

Even during periods when demand is stable, the data storage industry is intensely competitive and vendors experience price erosion over the life of a product. We expect that our competitors will offer new and existing products at lower prices if necessary to gain or retain market share and customers. We also expect that price erosion in our industry will continue for the foreseeable future. Because we may need to reduce our prices to retain our market share, the competition could adversely affect our results of operations in any given quarter. We have experienced and expect to continue to experience intense competition from a number of domestic and foreign companies including the other leading independent disc drive manufacturers, as well as large integrated multinational manufacturers such as:

     . Fujitsu Limited
     . International Business Machines Corporation
     . NEC Corporation
     . Samsung Electronics Co. Ltd. and
     . Toshiba Corporation.

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

Risks from International Operations

We have significant offshore operations including manufacturing facilities, sales personnel and customer support operations. We have manufacturing facilities in Singapore, Thailand, the People's Republic of China, Scotland, Ireland, and Malaysia in addition to those in the United States. Our offshore operations are subject to certain inherent risks including:

     . fluctuations in currency exchange rates, such as the $76 million charge to
     . income we incurred in fiscal 1998 from marking our hedge positions to market
     .  longer payment cycles for sales in foreign countries
     . difficulties in staffing and managing international manufacturing operations
     . seasonal reductions in business activity in the summer months in Europe and certain other countries
     . increases in tariffs and duties, price controls, restrictions on foreign currencies and trade barriers imposed by foreign countries and
     . political unrest, particularly in areas in which we have manufacturing facilities.

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

Our products are priced in U.S. dollars even when sold to customers who are located abroad. The currency instability in the Asian and other financial markets may make our products more expensive than products sold by other manufacturers that are priced in one of the affected currencies. Therefore, foreign customers may reduce purchases of our products. We anticipate that the recent turmoil in financial markets and the recent deterioration of the underlying economic conditions in certain countries, including those in Asia, may have an impact on our sales to customers located in or whose end-user customers are located in those countries due to:

   .   the impact of currency fluctuations on the relative price of our products
   . restrictions on government spending imposed by the International Monetary Fund (the "IMF") in those countries receiving the IMF's assistance
   . customers' reduced access to working capital to fund purchases of disc drive components or software, such as our products, due to:
       .   higher interest rates
       . reduced bank lending due to contractions in the money supply or the deterioration in the customer's or its bank's financial condition or
       .   the inability to access other financing

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

We face a number of risks prior to and after the closing of the spin-off of the Network & Storage Management Group including:

       . our management resources may be distracted from the day to day operations by the transaction
       . employees of the Network & Storage Management Group may not want to become employees of the new company
       . employees of the Information Management Group may be distracted by concerns about whether we continue to operate that business or spin it off
       . the Network & Storage Management Group's customers may delay or cancel orders due to uncertainty about the spin-off
       . the ongoing OEM relationship with the Network & Storage Management Group and our tape drive operations may be disrupted
       .   we have agreed not to compete in certain storage management software

       . businesses for a specified period of time after the closing and may not be able to benefit from future opportunities in that market

       . we will not have control over the management of the new company, although initially we will have two representatives on its board of directors and

       . we will be limited from liquidating our interest in the new company for a certain period of time. Thereafter, if we choose to do so, we will be required to sell our interest in the new company in small increments to comply with certain Securities and Exchange Commission rules or to bear the expense of filing a registration statement.

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

Year 2000 Risks

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. We consider a product to be in "Year 2000 compliance" if

       . the product's performance and functionality are unaffected by processing of dates prior to, during and after the year 2000, and
       . all products (for example hardware, software and firmware) used with the product properly exchange accurate date data with it.

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

Impacts of Volatile Stock Price

Our stock price has varied greatly as has the volume of shares of Seagate Technology's Common Stock that are traded. We expect these fluctuations to continue due to factors such as:

       . announcements of new products, services or technological innovations by us or our competitors
       . announcements of major restructurings by us or our competitors. quarterly variations in our results of operations,
       . changes in revenue or earnings estimates by the investment community and speculation in the press or investment community
       . general conditions in the data storage industry or the personal computer industry
       . changes in our revenue growth rates or the growth rates of our competitors

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

(a) The stockholders elected the following directors to serve for the ensuing year or until their successors are elected:

                                    FOR       WITHHELD
                                    ---       --------

       Stephen J. Luczo         203,350,055   1,637,292
       Gary B. Filler           203,753,942   1,233,405

       Kenneth E. Haughton      203,756,185   1,231,162
       Robert A. Kleist         203,915,865   1,071,482
       Lawrence Perlman         203,179,358   1,807,989
       Thomas P. Stafford       203,858,431   1,128,916
       Laurel L. Wilkening      203,935,327   1,052,020

(b) The stockholders approved an amendment to the Seagate Technology, Inc. Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 6,000,000.

                     FOR        AGAINST     ABSTAIN
                     ---        -------     -------

                 188,389,184    16,034,006   564,157

The stockholders ratified the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending July 2, 1999.

                     FOR        AGAINST     ABSTAIN
                     ---        -------     -------

                 204,090,460    578,966      317,921

The stockholders turned down a stockholder proposal regarding employment practices and policies in Northern Ireland.

                     FOR        AGAINST     ABSTAIN    BROKERAGE NON-VOTES
                     ---        -------     -------    -------------------

                  30,151,139    112,824,047  9,745,868     52,266,293

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)  Exhibits

The following exhibits are included herein:


27.1*  Financial Data Schedule
*      Previously filed

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



                           SEAGATE TECHNOLOGY, INC.
                           ------------------------
                                 (Registrant)



DATE:  April 19, 1999         BY:   /s/  Charles C. Pope
                                    _______________________
                                    CHARLES C. POPE
                                    Senior Vice President, Finance
                                    and Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)



DATE:  April 19, 1999         BY:   /s/  Stephen J. Luczo
                                    _______________________
                                    STEPHEN J. LUCZO
                                    Chief Executive Officer and President
                                    (Principal Executive Officer
                                    and Director)

                           SEAGATE TECHNOLOGY, INC.
                               INDEX TO EXHIBITS



Exhibit
Number
_______

27.1*        Financial Data Schedule
* Previously filed