Form 10-K405/A
period 1998-07-03
SEAGATE TECHNOLOGY INC
filed 1999-04-21
CIK 354952

                               UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ______________________


                                  FORM 10-K/A
                                Amendment No. 2

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

Dated: April 21, 1999

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


              Signature                            Title                      Date
-------------------------------------  ------------------------------  -------------------

              *                        President and Chief             April 21, 1999
-------------------------------------    Executive Officer and a
      (Stephen J. Luczo)                 Director (Principal Executive
                                         Officer)


/s/ Charles C. Pope                    Senior Vice President and       April 21, 1999
-------------------------------------    Chief Financial Officer
      (Charles C. Pope)                  (Principal Financial and
                                         Accounting Officer)


              *                        Co-Chairman of the Board        April 21, 1999
-------------------------------------
       (Gary B. Filler)

              *                        Co-Chairman of the Board        April 21, 1999
-------------------------------------
       (Lawrence Perlman)

              *                        Director                        April 21, 1999
-------------------------------------
       (Kenneth Haughton)

              *                        Director                        April 21, 1999
-------------------------------------
       (Robert A. Kleist)

              *                        Director                        April 21, 1999
-------------------------------------
       (Thomas P. Stafford)

              *                        Director                        April 21, 1999
-------------------------------------
       (Laurel L. Wilkening)

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