Form 10-Q
period 1999-04-02
SEAGATE TECHNOLOGY INC
filed 1999-05-17
CIK 354952

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                     OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended April 2, 1999
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

On April 2, 1999, 222,706,798 shares of the registrant's common stock were issued and outstanding.

                                    INDEX


                          SEAGATE TECHNOLOGY, INC.



PART I      FINANCIAL INFORMATION                                   PAGE NO.
----------------------------------------------------------------------------

Item 1.     Financial Statements (Unaudited)

            Consolidated condensed statements of operations--
             Three and nine months ended April 2, 1999 and
             April 3, 1998                                                  3

            Consolidated condensed balance sheets--
             April 2, 1999 and July 3, 1998                                 4

            Consolidated condensed statements of cash flows--
             Nine months ended April 2, 1999 and
             April 3, 1998                                                  5

            Notes to consolidated condensed financial statements            6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      14


PART II      OTHER INFORMATION
------------------------------

Item 1.     Legal Proceedings                                              29

Item 6.     Exhibits and Reports on Form 8-K                               30

            SIGNATURES                                                     31

                          SEAGATE TECHNOLOGY, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    (In Millions, Except Per Share Data)
                                 (Unaudited)

                                        Three Months Ended       Nine Months Ended
                                        ------------------       -----------------

                                       April 2,    April 3,     April 2,   April 3,
                                         1999        1998        1999        1998
                                         ----        ----        ----        ----
Revenue                                 $1,805      $1,675      $5,159      $5,244

Cost of sales                            1,371       1,471       3,976       4,554
Product development                        143         155         440         443
Marketing and administrative               135         119         401         374
Amortization of goodwill and
 other intangibles                           9           9          29          31
In-process research and development          -           -           -         216
Restructuring costs                         60         142          60         347
Unusual items                                -           -          78         (22)
                                        ------      ------      ------      ------

   Total Operating Expenses              1,718       1,896       4,984       5,943

   Income (Loss) from Operations            87        (221)        175        (699)

Interest income                             28          23          81          74
Interest expense                           (12)        (13)        (37)        (38)
Other                                        2          10          10         (71)
                                        ------      ------      ------      ------

   Other Income (Expense), net              18          20          54         (35)
                                        ------      ------      ------      ------

Income (loss) before income taxes          105        (201)        229        (734)
Provision (benefit) for income taxes        23         (72)         72        (182)
                                        ------      ------      ------      ------

   Net Income (Loss)                    $   82      $ (129)     $  157      $ (552)
                                        ------      ------      ------      ------

Net income (loss) per share:
   Basic                                $ 0.35      $(0.53)     $ 0.65      $(2.27)
   Diluted                                0.34       (0.53)       0.63       (2.27)

Number of shares used in
  per share computations:
   Basic                                 236.6       242.6       242.2       243.4
   Diluted                               243.9       242.6       247.3       243.4

See notes to consolidated condensed financial statements.

                           SEAGATE TECHNOLOGY, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Millions)
                                  (Unaudited)

                                                        April 2,          July 3,
                                                          1999            1998 (1)
                                                          ----            --------
ASSETS
------
Cash and cash equivalents                             $     354          $     666
Short-term investments                                    1,247              1,161
Accounts receivable, net                                    917                799
Inventories                                                 360                508
Deferred income taxes                                       236                243
Other current assets                                        126                238
                                                      ---------          ---------
     Total Current Assets                                 3,240              3,615
Property, equipment and leasehold improvements, net       1,661              1,669
Goodwill and other intangibles, net                         132                169
Other assets                                                196                192
                                                      ---------          ---------
     Total Assets                                     $   5,229          $   5,645
                                                      =========          =========
LIABILITIES
-----------
Accounts payable                                      $     628          $     577
Accrued employee compensation                               211                175
Accrued expenses                                            653                602
Accrued income taxes                                          9                 20
Current portion of long-term debt                             1                  1
                                                      ---------          ---------
     Total Current Liabilities                            1,502              1,375
Deferred income taxes                                       499                435
Other liabilities                                           168                194
Long-term debt, less current portion                        703                704
                                                      ---------          ---------
     Total Liabilities                                    2,872              2,708
                                                      ---------          ---------
STOCKHOLDERS' EQUITY
--------------------
Common stock                                                  3                  3
Additional paid-in capital                                1,954              1,929
Retained earnings                                         1,352              1,298
Accumulated other comprehensive income                       (3)                 -
Deferred compensation                                       (45)               (55)
Treasury common stock at cost                              (904)              (238)
                                                      ---------          ---------
Total Stockholders' Equity                                2,357              2,937
                                                      ---------          ---------
     Total Liabilities and Stockholders' Equity       $   5,229          $   5,645
                                                      =========          =========

(1) The information in this column was derived from the Company's audited consolidated balance sheet as of July 3, 1998.

See notes to consolidated condensed financial statements.

                            SEAGATE TECHNOLOGY, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                 (In Millions)
                                  (Unaudited)

                                                                           Nine Months Ended
                                                                        ------------------------
                                                                        April 2,        April 3,
                                                                          1999            1998
                                                                          ----            ----
OPERATING ACTIVITIES:

Net income (loss)                                                       $     157      $    (552)
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
 Depreciation and amortization                                                507            497
 Deferred income taxes                                                         73             13
 In-process research and development                                            -            216
 Non-cash portion of restructuring charge                                      34            202
 Other, net                                                                    38             38
 Changes in operating assets and liabilities:
  Accounts receivable                                                        (118)           210
  Inventories                                                                 129            181
  Accounts payable                                                             20           (269)
  Accrued income taxes                                                         13            (61)
  Accrued expenses and employee compensation                                  (23)          (160)
  Other assets and liabilities, net                                           170            (61)
                                                                          -------        -------
 Net cash provided by operating activities                                  1,000            254

INVESTING ACTIVITIES:
Acquisition of property, equipment and leasehold
  improvements, net                                                          (420)          (547)
Purchases of short-term investments                                        (5,332)        (3,283)
Maturities and sales of short-term investments                              5,243          3,326
Acquisition of Quinta, net of cash acquired                                     -           (194)
Equity investments                                                             (5)           (22)
Other, net                                                                    (26)             9
                                                                          -------        -------
 Net cash used in investing activities                                       (540)          (711)



FINANCING ACTIVITIES:
Sale of common stock                                                           74             37
Purchase of treasury stock                                                   (843)          (105)
Other, net                                                                     (1)             -
                                                                          -------        -------
  Net cash used in financing activities                                      (770)           (68)

Effect of exchange rate changes on cash and cash equivalents                   (2)             4
                                                                          -------        -------

Increase (decrease) in cash and cash equivalents                             (312)          (521)
Cash and cash equivalents at the beginning of the period                      666          1,047
                                                                          -------        -------
Cash and cash equivalents at the end of the period                        $   354        $   526
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

    The results of operations for the three and nine month periods ended April 2, 1999 are not necessarily indicative of the results that may be expected for the entire year ending July 2, 1999.

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

(In Millions Except                      Three Months Ended       Nine Months Ended
Per Share Data)                          ------------------       -----------------
                                        April 2,    April 3,     April 2,    April 3,
                                          1999        1998         1999        1998
                                          ----        ----         ----        ----
Basic Net Income (Loss) Per
---------------------------
Share Computation
-----------------
Numerator:
   Net income (loss)                   $    82     $    (129)   $    157    $   (552)
                                       -------     ---------    --------    --------

Denominator:
   Weighted average number of
   common shares outstanding
   during the period                     236.6         242.6       242.2       243.4
                                       -------     ---------    --------    --------

Basic net income (loss)
per share                              $  0.35     $   (0.53)   $   0.65    $  (2.27)
                                       =======     =========    ========    ========

Diluted Net Income (Loss) Per
-----------------------------
Share Computation
-----------------
Numerator:
   Net income (loss)                   $    82     $    (129)   $    157    $   (552)
                                       -------     ---------    --------    --------

Denominator:
   Weighted average number of
   common shares outstanding
   during the period                     236.6         242.6       242.2      243.4

   Incremental common shares
   attributable to exercise of
   outstanding options (assuming
   proceeds would be used to
   purchase treasury stock)                7.3             -         5.1           -
                                       -------     ---------    --------    --------

   Total                                 243.9         242.6       247.3       243.4
                                       -------     ---------    --------    --------

Diluted net income (loss)
per share                              $  0.34     $   (0.53)   $   0.63    $  (2.27)
                                       =======     =========    ========    ========

Incremental common shares attributable to exercise of outstanding options (assuming proceeds would be used to purchase treasury stock) of 2.9 million and
4.6 million for the three and nine months ended April 3, 1998, respectively, were not included in the diluted net loss per share computation because the effect would be antidilutive.

3.   Balance Sheet Information
     -------------------------
     (In millions)
                                                       April 2,        July 3,
                                                         1999           1998
                                                         ----           ----
     Accounts Receivable:

     Accounts receivable                               $    971       $    853
     Allowance for non-collection                           (54)           (54)
                                                       --------       --------
                                                       $    917       $    799
                                                       ========       ========

     Inventories:

     Components                                        $    139       $    172
     Work-in-process                                         48             87
     Finished goods                                         173            249
                                                       --------       --------
                                                       $    360       $    508
                                                       ========       ========

     Property, Equipment and Leasehold Improvements:

     Property, equipment and leasehold improvements    $  3,419       $  3,242

     Allowance for depreciation and amortization         (1,758)        (1,573)
                                                       --------       --------

                                                       $  1,661       $  1,669
                                                       ========       ========

4.   Income Taxes
     ------------

     The effective tax rate used to record the provision for income taxes for the nine months ended April 2, 1999 was 32% compared with a 25% effective tax rate used to record the benefit from income taxes for the comparable period last year. The 32% effective tax rate used to record the provision for income taxes for the nine months ended April 2, 1999 and the 25% effective tax rate used to record the benefit for income taxes in the comparable period last year include the effects of non-deductible charges from the Quinta Corporation acquisition and certain non-recurring restructuring costs. Excluding the non-deductible charges from the Quinta Corporation acquisition and certain non-recurring restructuring costs, the pro-forma effective tax rate used to record the provision for income taxes for the nine months ended April 2, 1999 would have been 28%. The pro-forma effective tax rate of 28% is less than the U.S. statutory rate because a portion of the Company's anticipated foreign operating income is not subject to foreign income taxes and is considered to be permanently reinvested in non-U.S. operations.

5.   Supplemental Cash Flow Information
     ----------------------------------
     (In millions)

                                                         Nine Months Ended
                                                         -----------------
                                                       April 2,     April 3,
                                                         1999         1998
                                                         ----         ----
     Cash Transactions:
       Cash paid for interest                          $    52      $   52
       Cash paid for income taxes, net of refunds         (115)         15

6.   Restructuring Costs
     -------------------

     During the quarter ended April 2, 1999, the Company recorded a restructuring charge of $72 million and reversed $12 million of restructuring accruals originally recorded in fiscal year 1998, resulting in a net restructuring charge of $60 million in the quarter. The $12 million reversal was a result of the Company abandoning its plan to seek an agreement with an external vendor to supply parts currently manufactured at a facility in Thailand. This reversal included $10 million of valuation reserves classified elsewhere on the balance sheet and reversal of amounts included in the restructuring reserve of $1 million for facility lease costs and $1 million for contract cancellations. In addition, reclassifications between cost categories within the restructuring reserve were made as a result of differences between original estimates and amounts actually incurred or expected to be incurred. This was primarily a result of an increase in the period of time estimated to obtain a suitable sub-lessee for certain leased buildings located at the former San Jose, California design facility offset by lower severance and benefits costs than originally estimated.

     As of January 1, 1999, the Company's planned workforce reduction associated with the fiscal 1998 restructuring of approximately 15,000 employees had been completed. The Company anticipates that the remaining implementation of the fiscal 1998 restructuring plan will be substantially complete as of July 2, 1999.

     During the quarter ended April 2, 1999, the Company recorded a restructuring charge of $72 million as a result of steps the Company is taking to further improve the efficiency of its operations. These actions include closure of the Company's microchip manufacturing facility in Scotland; discontinuance of the Company's recording head suspension business located in Malaysia and Minnesota; consolidation of global customer service operations by relocating such operations in Singapore, Scotland and Costa Mesa, California to Mexico; and closure of the Company's recording media substrate facility in Mexico. The restructuring charges were comprised of $37 million for the write-off or write-down of excess manufacturing, assembly and test equipment formerly utilized in Scotland, Malaysia and Minnesota; $16 million for lease termination and holding costs for facilities located in Scotland and Singapore; $10 million for employee termination costs; $3 million for the write-off of goodwill associated with the recording media substrate operation in Mexico; $2 million for the write-down of owned facilities located in Malaysia; $1 million for the write-down of leasehold improvements in Singapore; $1 million for the write-off of tooling; $1 million for contract cancellations associated with the suspension business; and $1 million for repayment of various grants previously received from the Scottish government. Prior to this period, there was no indication of permanent impairment of the assets associated with the closure and consolidation of facilities. Evaluations of the resale market for certain assets were used to estimate fair value.

     Of the equipment located at the microchip facility in Scotland, $19 million has been sold. The Company is seeking a sub-lessee for this facility and expects to dispose of the remaining equipment at this facility by the end of fiscal year 1999.

     The Company is seeking a buyer for its suspension business. However, it does not appear likely at this time that a buyer will be located.

     In connection with the fiscal 1999 restructuring, the Company currently expects a workforce reduction of approximately 1,250 employees. Approximately 227 of the 1,250 employees had been terminated as of April 2, 1999. The Company anticipates that the implementation of the restructuring plan will be substantially complete by the end of March 2000.

     The following table summarizes the Company's restructuring activities:

                        Severance                               Intangibles
                           and         Excess                     & Other        Contract
    In millions          Benefits    Facilities    Equipment       Assets      Cancellations    Other    Total
                        --------------------------------------------------------------------------------------
Reserve balances,
 July 3, 1998             $   9        $  20         $   -         $   -          $   5          $10     $ 44
Fiscal 1999
 restructuring
 charges                     10           19            37             4              1            1       72
Cash charges                 (9)         (13)            -             -              -           (1)     (23)
Non-cash charges              -           (4)          (37)           (4)             -            -      (45)
Adjustments and
 reclassifications           (3)           3             -             -             (3)           1       (2)
                        --------------------------------------------------------------------------------------
Reserve balances,
 April 2, 1999            $   7        $  25         $   -         $   -          $   3          $11     $ 46
                        ======================================================================================


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


8.   Foreign Currency Derivatives
     ----------------------------

     The Company may enter into foreign currency forward exchange and option contracts to manage exposure related to certain foreign currency commitments and anticipated foreign currency denominated expenditures primarily in Singapore, Thailand and Malaysia. The goal of the Company's hedging program is to economically guarantee or lock in the exchange rates on a portion of the Company's local currency cash flows and not to eliminate all short-term earnings volatility. Because not all economic hedges qualify as accounting hedges, unrealized gains and losses may be recognized in advance of the actual foreign currency cash flows. This mismatch of accounting gains and losses and foreign currency cash flows was especially pronounced for the first and second quarters of fiscal 1998 as a result of the declines in the value of the Thai baht and Malaysian ringgit relative to the U.S. dollar. Accordingly, the Company's results for the nine months ended April 3, 1998 include other expenses of approximately $76 million for unrealized losses on foreign currency forward exchange contracts. Based on uncertainty in the Southeast Asian foreign currency markets, the Company has temporarily suspended its hedging program.


9.   Comprehensive Income
     --------------------

     As of July 4, 1998 the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net income or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity to be included in other comprehensive income. The components of comprehensive income, net of related tax, for the three and nine months ended April 2, 1999 and April 3, 1998 were as follows (in millions):


                                           Three Months Ended      Nine Months Ended
                                          --------------------    -------------------

                                          April 2,    April 3,    April 2,   April 3,
                                            1999        1998        1999       1998
                                            ----        ----        ----       ----
Net income (loss)                          $  82      $ (129)     $  157     $ (552)
Unrealized gain (loss) on securities          (3)          1          (2)
Foreign currency translation adjustments       -           -          (1)         -
                                           -----      ------      ------     ------
Comprehensive income (loss)                $  79      $ (128)     $  154     $ (551)
                                           =====      ======      ======     ======

     The components of accumulated other comprehensive income, net of related tax, at April 2, 1999 and July 3, 1998 were as follows (in millions):


                                                   April 2,      July 3,
                                                     1999          1998
                                                     ----          ----
     Unrealized gain (loss) on securities         $      (1)   $       1
     Foreign currency translation adjustments            (2)          (1)
                                                  ----------   ----------
     Accumulated other comprehensive income       $      (3)   $       -
                                                  ==========   ==========

10.  VERITAS Combination
     -------------------

     The Company, its majority-owned subsidiary, Seagate Software, Inc. ("Seagate Software") and Seagate Software Network & Storage Management Group, Inc. ("NSMG"), Seagate Software's subsidiary, announced on October 5, 1998 that they had entered into an Agreement and Plan of Reorganization (the "Plan") as of such date with VERITAS Holding Corporation ("New VERITAS") and VERITAS Software Corporation ("VERITAS"). The Plan was amended and restated on April 15, 1999. VERITAS provides end-to-end storage management software solutions.

     The Plan provides for the contribution by the Company, Seagate Software and certain of their respective subsidiaries to New VERITAS of (a) the outstanding stock of NSMG and certain other Seagate Software subsidiaries, and (b) those assets used primarily in the network storage management business of Seagate Software (the "NSMG Business"), in consideration for the issuance of shares of Common Stock of New VERITAS to Seagate Software and the issuance of options to purchase New VERITAS commons stock to those NSMG Business employees who become employees of New VERITAS or its subsidiaries. As part of the Plan, New VERITAS will also assume certain liabilities of the NSMG Business. The contribution of the NSMG Business to New VERITAS will be accounted for as a non-monetary transaction using the fair value of the assets exchanged.

     At the closing of the contribution, New VERITAS will issue approximately 34 million shares of its common stock to Seagate Software. Shortly after the closing of the option exchange offer to NSMG Business employees, New VERITAS will issue additional shares of its common stock to Seagate Software and options to the participating employees of New VERITAS such that the aggregate number of shares of New VERITAS received by Seagate Software subject to the options issued in the exchange offer equals approximately 40% of the fully diluted capitalization of New VERITAS (assuming conversion of all convertible securities, including the VERITAS convertible debentures, and exercise of all assumed options and warrants) at the effective time of the closing.

     In connection with the contribution of the NSMG Business to New VERITAS, VERITAS will become a wholly-owned subsidiary of New VERITAS through a merger with a subsidiary of New VERITAS of which VERITAS will be the surviving entity. Upon consummation of the merger, the former security holders of VERITAS will be issued New VERITAS securities representing approximately 60% of the fully diluted capitalization of New VERITAS as of the closing.

     On April 22, 1999, the Securities and Exchange Commission declared effective the Registration Statement on Form S-4 filed by New VERITAS in connection with the NSMG contribution, the exchange offer to the NSMG Business employees and the merger of a wholly owned subsidiary of New VERITAS with and into VERITAS. The closing of the merger remains subject to approval by the stockholders of VERITAS and Seagate Software, and other customary closing conditions. The meetings of the stockholders of Seagate Software and VERITAS to consider the proposed transactions and certain related matters are scheduled for May 27, 1999.

     On April 23, 1999, the Securities and Exchange Commission declared effective a Registration Statement on Form S-4 related to the offer by the Company to exchange shares of its common stock for shares of Seagate Software's common stock. The offer commenced on April 26, 1999 and will remain open until June 7, 1999 unless terminated in accordance with the offering circular filed with the Securities and Exchange Commission on
     Schedule 14D-1 on April 26, 1999. All holders of Seagate Software common stock and vested optionees are entitled to participate in the Company's exchange offer.

     The NSMG combination and the merger of a wholly owned subsidiary of New VERITAS with and into VERITAS are expected to occur on May 28, 1999. The New VERITAS exchange offer will close on June 7, 1999 except with respect to those persons in the United Kingdom for whom the New VERITAS exchange offer will close shortly thereafter.

     In connection with the NSMG contribution, the Company and Seagate Software anticipate recording a substantial gain and certain expenses. It is currently anticipated that the NSMG contribution will occur on May 28, 1999, and accordingly, the gain will be recorded in the fourth quarter of fiscal 1999. The expenses will include a one-time write-off of in-process research and development during fiscal 1999 as well as amortization of goodwill and intangibles over four years following the NSMG contribution. The magnitude of the gain and expenses will depend on several factors, including the price of the VERITAS common stock prior to the NSMG contribution and the number of shares of New VERITAS stock Seagate Software receives. The Company and Seagate Software will account for Seagate Software's investment in VERITAS using the equity method.

     Historically, NSMG has had higher gross margins as a percent of sales than the Company. Therefore, if the transaction with New VERITAS occurs as anticipated, it could result in lower gross margins for the Company. The Company's gross margins for the nine months ended April 2, 1999 and the year ended July 3, 1998 were 22.9% and 14.5% respectively. Without NSMG, such gross margins would have been 20.6% and 12.6% respectively. However, under the equity method of accounting, the Company will record Seagate Software's equity interest in the net income or loss of New VERITAS each quarter. This equity income or loss will be classified as non-operating income (loss) on the Company's statements of operations.


11.  Litigation
     ----------

     See Part II, Item 1 of this Form 10-Q for a description of legal proceedings.

                           SEAGATE TECHNOLOGY, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Certain Forward-Looking Information:
------------------------------------

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include the statements relating to continued price erosion in the first paragraph under "Results of Operations," the statements relating to the Company's change in its method of doing business with its North American distributors in the first paragraph under "Results of Operations," the statements relating to restructuring activities in the sixth paragraph under "Results of Operations," the statements relating to the effective tax rate in the eighth paragraph under "Results of Operations," the statements relating to the merger between Veritas and NSMG beginning in the ninth paragraph under "Results of Operations," the statements regarding capital expenditures in the third paragraph under "Liquidity and Capital Resources," the statements below under "Factors Affecting Future Operating Results" and the statements under "Part II Other Information - Item 1. Legal Proceedings," among others. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are set forth below under "Factors Affecting Future Operating Results."


Results of Operations:
----------------------

Revenue for the quarter ended April 2, 1999 was $1.805 billion, as compared with $1.675 billion for the comparable year-ago quarter, and $1.801 billion for the immediately preceding quarter ended January 1, 1999. The increase in revenue from the comparable year-ago quarter was due primarily to a higher level of unit shipments with an improved mix of the Company's products partially offset by a continuing decline in the average unit sales prices of the Company's products as a result of intensely competitive market conditions. Increased sales volume and a favorable shift in product mix toward newer products accounted for $0.8 billion of the revenue increase offset by $0.7 billion of price erosion.
Revenue for the nine months ended April 2, 1999 was $5.159 billion as compared with $5.244 billion for the comparable year-ago period. Price erosion accounted for $1.9 billion of the revenue decline partially offset by $1.8 billion due to improved volume and product mix. The Company expects that price erosion in the data storage industry will continue for the foreseeable future. This competition and continuing price erosion could adversely affect the Company's results of operations in any given quarter and such adverse effects often cannot be anticipated until late in any given quarter. Seagate is changing its method of doing business with its North American distributors. In the future, shipments to North American distributors will be on a consignment basis. Generally speaking, this change will delay Seagate's revenue recognition until the product is sold by the distributor. The Company expects substantially all Seagate product inventory, held by its North American distributors, will be owned by Seagate as of the end of June 1999. The transition to this new method of doing business and the delay in the timing of revenue recognition will result in lower revenue from distribution for the fourth quarter of fiscal 1999 than would have been recognized using the Company's former method.

Gross margin as a percentage of revenue was 24.0% and 22.9% for the three and nine months ended April 2, 1999, compared with 12.2% and 13.2% for the comparable year-ago periods and 23.8% for the immediately preceding quarter ended January 1, 1999. The increase in gross margin as a percentage of revenue from both year-ago periods was primarily due to cost savings as a result of the Company's restructuring activities and an intensive program of cost reduction resulting in lower average unit costs per disc drive produced. Cost reductions included reduced scrap and rework as well as reductions in other manufacturing costs. In addition, in the comparable year-ago quarter ended April 3, 1998, the Company recorded $17 million in special net charges primarily for inventory and equipment valuation adjustments and vendor liability charges related to the Company's fiscal 1998 restructuring plan.

Product development expenses for the three and nine months ended April 2, 1999 were $143 million and $440 million, respectively, a decrease of $12 million and $3 million when compared to the comparable year-ago periods. These expenses represented 7.9% and 8.5%, respectively, of revenue for the three and nine months ended April 2, 1999 compared with 9.3% and 8.4%, respectively, for the comparable year-ago periods. The decrease in expenses from the comparable year-ago quarter was primarily due to a $14 million accrual in the year-ago quarter for payments to former shareholders of Quinta Corporation, a wholly owned subsidiary of the Company acquired in August 1997, for achievement of certain product development milestones. This decrease was partially offset by an increase of $5 million in salaries and related costs. The decrease in expenses from the comparable year-ago nine month period was primarily due to a decrease of $25 million in occupancy costs partially offset by increases of $13 million in salaries and related costs, and $10 million in depreciation. The decrease of $25 million in occupancy costs from the comparable year-ago nine month period was primarily due to the closure of certain of the Company's product design centers pursuant to its January 1998 restructuring plan.

Marketing and administrative expenses for the three and nine months ended April 2, 1999 were $135 million and $401 million, respectively, an increase of $16 million and $27 million when compared with the comparable year-ago periods. These expenses represented 7.5% and 7.8%, respectively, of revenue for the three and nine months ended April 2, 1999 compared with 7.1% for both comparable year-ago periods. The increase in expenses from the comparable year-ago quarter was primarily due to increases of $9 million in marketing and administrative expenses related to the Company's software products and services, and $6 million in salaries and related costs. The increase in expenses from the comparable year-ago nine month period was primarily due to increases of $22 million in marketing and administrative expenses related to the Company's software products and services, $9 million in salaries and related costs, $7 million in accruals for profit sharing and management bonuses and $5 million in legal expenses. These increases were partially offset by a decrease of $20 million in occupancy costs. The decrease of $20 million in occupancy costs from the comparable year-ago nine month period was primarily due to the closure of certain of the Company's facilities pursuant to its January 1998 restructuring plan.

Amortization of goodwill and other intangibles for the three and nine months ended April 2, 1999 was $9 million and $29 million, respectively. Amortization was unchanged and decreased by $2 million, respectively, when compared with the comparable year-ago periods. The decrease in amortization from the comparable year-ago nine month period was primarily due to the inclusion in amortization expense of the write-downs of goodwill and the write-offs and write-downs, in the year-ago period, of certain intangible assets related to past acquisitions of software companies whose value had become permanently impaired.

During the quarter ended April 2, 1999, the Company recorded a restructuring charge of $72 million and reversed $12 million of restructuring accruals recorded in fiscal year 1998, resulting in a net restructuring charge of $60 million in the quarter. The $12 million reversal was a result of the Company abandoning its plan to seek an agreement with an external vendor to supply parts currently manufactured at a facility in Thailand. The $72 million restructuring charge was a result of steps the Company is taking to further improve the efficiency of its operations. These actions include closure of the Company's microchip manufacturing facility in Scotland; discontinuance of the Company's recording head suspension business located in Malaysia and Minnesota; consolidation of global customer service operations by relocating such operations in Singapore, Scotland and Costa Mesa, California to Mexico; and closure of the Company's recording media substrate facility in Mexico. In connection with this restructuring, the Company currently expects a workforce reduction of approximately 1,250 employees. Approximately 227 of the 1,250 employees had been terminated as of April 2, 1999. As a result of employee terminations and the write-off or write-down of equipment and facilities in connection with implementing the fiscal year 1999 restructuring plan, the Company estimates that annual salary and depreciation expense will be reduced by approximately $27 million and $16 million, respectively. The Company anticipates that the implementation of the restructuring plan will be substantially complete by the end of March 2000.

Net other income decreased by $2 million and increased by $89 million, respectively, for the three and nine months ended April 2, 1999 when compared with the comparable year-ago periods. The decrease in net other income from the comparable year-ago quarter was primarily due to an increase of $2 million in the charge for minority interest as a result of higher income in the Company's majority-owned subsidiary in Shenzhen, China, and a gain of $5 million on sales of the Company's investment in Overland Data, Inc. in the year-ago quarter ended April 3, 1998. These decreases were partially offset by an increase of $5 million in interest income primarily due to higher average invested cash in the quarter ended April 2, 1999. The increase in net other income from the comparable year-ago nine month period was primarily due to $76 million of expenses related to mark-to-market adjustments, in the period ended January 2, 1998, on certain of the Company's foreign currency forward exchange contracts for the Thai baht and the Malaysian ringgit, a decrease of $5 million in the charge for minority interest as a result of lower income in the Company's majority-owned subsidiary in Shenzhen, China, and an increase of $7 million in interest income primarily due to higher average invested cash during the nine months ended April 2, 1999.

The effective tax rate used to record the provision for income taxes for the nine months ended April 2, 1999 was 32% compared with a 25% effective tax rate used to record the benefit from income taxes for the comparable period last year. The 32% effective tax rate used to record the provision for income taxes for the nine months ended April 2, 1999 and the 25% effective tax rate used to record the benefit for income taxes in the comparable period last year include the effects of non-deductible charges from the Quinta Corporation acquisition and certain non-recurring restructuring costs. Excluding the non-deductible charges from the Quinta Corporation acquisition and certain non-recurring restructuring costs, the pro-forma effective tax rate used to record the provision for income taxes for the nine months ended April 2, 1999 would have been 28%. The pro-forma effective tax rate of 28% is less than the U.S. statutory rate because a portion of the Company's anticipated foreign operating income is not subject to foreign income taxes and is considered to be permanently reinvested in non-U.S. operations. While the Company expects its effective tax rate on operating income for the fourth quarter of fiscal 1999 to approximate 28%, the actual effective tax rate is expected to differ from 28% due to the impending sale of the Seagate Software Network and Storage Management Group.

The Company, its majority-owned subsidiary, Seagate Software, Inc. ("Seagate Software") and Seagate Software Network & Storage Management Group, Inc. ("NSMG"), Seagate Software's subsidiary, announced on October 5, 1998 that they had entered into an Agreement and Plan of Reorganization (the "Plan") as of such date with VERITAS Holding Corporation ("New VERITAS") and VERITAS Software Corporation ("VERITAS"). The Plan was amended and restated on April 15, 1999. VERITAS provides end-to-end storage management software solutions.

The Plan provides for the contribution by the Company, Seagate Software and certain of their respective subsidiaries to New VERITAS of (a) the outstanding stock of NSMG and certain other Seagate Software subsidiaries, and (b) those assets used primarily in the network storage management business of Seagate Software (the "NSMG Business"), in consideration for the issuance of shares of Common Stock of New VERITAS to Seagate Software and the issuance of options to purchase New VERITAS commons stock to those NSMG Business employees who become employees of New VERITAS or its subsidiaries. As part of the Plan, New VERITAS will also assume certain liabilities of the NSMG Business. The contribution of the NSMG Business to New VERITAS will be accounted for as a non-monetary transaction using the fair value of the assets exchanged.

At the closing of the contribution, New VERITAS will issue approximately 34 million shares of its common stock to Seagate Software. Shortly after the closing of the option exchange offer to NSMG Business employees, New VERITAS will issue additional shares of its common stock to Seagate Software and options to the participating employees of New VERITAS such that the aggregate number of shares of New VERITAS received by Seagate Software subject to the options issued in the exchange offer equals approximately 40% of the fully diluted capitalization of New VERITAS (assuming conversion of all convertible securities, including the VERITAS convertible debentures, and exercise of all assumed options and warrants) at the effective time of the closing.

In connection with the contribution of the NSMG Business to New VERITAS, VERITAS will become a wholly-owned subsidiary of New VERITAS through a merger with a subsidiary of New VERITAS of which VERITAS will be the surviving entity. Upon consummation of the merger, the former security holders of VERITAS will be issued New VERITAS securities representing approximately 60% of the fully diluted capitalization of New VERITAS as of the closing.

On April 22, 1999, the Securities and Exchange Commission declared effective the Registration Statement on Form S-4 filed by New VERITAS in connection with the NSMG contribution, the exchange offer to the NSMG Business employees and the merger of a wholly owned subsidiary of New VERITAS with and into VERITAS. The closing of the merger remains subject to approval by the stockholders of VERITAS and Seagate Software, and other customary closing conditions. The meetings of the stockholders of Seagate Software and VERITAS to consider the proposed transactions and certain related matters are scheduled for May 27, 1999.

On April 23, 1999, the Securities and Exchange Commission declared effective a Registration Statement on Form S-4 related to the offer by the Company to exchange shares of its common stock for shares of Seagate Software's common stock. The offer commenced on April 26, 1999 and will remain open until June 7, 1999 unless terminated in accordance with the offering circular filed with the Securities and Exchange Commission on Schedule 14D-1 on April 26, 1999. All holders of Seagate Software common stock and vested optionees are entitled to participate in the Company's exchange offer.

The NSMG combination and the merger of a wholly owned subsidiary of New VERITAS with and into VERITAS are expected to occur on May 28, 1999. The New VERITAS exchange offer will close on June 7, 1999 except with respect to those persons in the United Kingdom for whom the New VERITAS exchange offer will close shortly thereafter.

In connection with the NSMG contribution, the Company and Seagate Software anticipate recording a substantial gain and certain expenses. It is currently anticipated that the NSMG contribution will occur on May 28, 1999, and accordingly, the gain will be recorded in the fourth quarter of fiscal 1999. The expenses will include a one-time write-off of in-process research and development during fiscal 1999 as well as amortization of goodwill and intangibles over four years following the NSMG contribution. The magnitude of the gain and expenses will depend on several factors, including the price of the VERITAS common stock prior to the NSMG contribution and the number of shares of New VERITAS stock Seagate Software receives. The Company and Seagate Software will account for Seagate Software's investment in VERITAS using the equity method.

Historically, NSMG has had higher gross margins as a percent of sales than the Company. Therefore, if the transaction with New VERITAS occurs as anticipated, it could result in lower gross margins for the Company. The Company's gross margins for the nine months ended April 2, 1999 and the year ended July 3, 1998 were 22.9% and 14.5% respectively. Without NSMG, such gross margins would have been 20.6% and 12.6% respectively. However, under the equity method of accounting, the Company will record Seagate Software's equity interest in the net income or loss of New VERITAS each quarter. This equity income or loss will be classified as non-operating income (loss) on the Company's statements of operations.


Liquidity and Capital Resources:
--------------------------------

At April 2, 1999, the Company's cash, cash equivalents and short-term investments totaled $1.601 billion, a decrease of $226 million from the July 3, 1998 balance. This decrease was primarily a result of expenditures for property, equipment and leasehold improvements, and the repurchase of 26.4 million shares of the Company's common stock for $843 million, partially offset by net cash provided by operating activities. Until required for other purposes, the Company's cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. The Company's short-term investments primarily consist of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase.

As of April 2, 1999, the Company had committed lines of credit of $83 million that can be used for standby letters of credit and bankers' guarantees. At April 2, 1999, $66 million of these lines of credit were utilized.

The Company expects investments in property and equipment in the current fiscal year to approximate $700 million, of which approximately $454 million had been incurred as of April 2, 1999. The Company plans to finance these investments from existing cash balances and cash flows from operations. The $454 million year-to-date investment comprised $190 million for manufacturing facilities and equipment for the recording head operations in the United States, Northern Ireland and Malaysia; $174 million for manufacturing facilities and equipment related to the Company's subassembly and disc drive final assembly and test facilities in the United States, Far East and the United Kingdom; $50 million for expansion of the Company's thin-film media operations in California, Singapore, Northern Ireland and Mexico; and $40 million for other purposes.

During the nine months ended April 2, 1999, the Company acquired 26.4 million shares of its common stock for $843 million. The repurchase of a portion of these shares completed a stock repurchase program announced in June 1997 in which up to $600 million worth of the Company's common stock was authorized to be acquired in the open market. The repurchase of the remainder of these shares was in connection with an amendment to the June 1997 stock repurchase program announced in February 1999 in which up to an additional $500 million worth of the Company's common stock was authorized to be acquired in the open market.


Factors Affecting Future Operating Results:
-------------------------------------------

We compete in the data storage industry, and there are a number of factors that, in the past, have affected all of the companies in our industry, including us. Many of these factors may also impact our business in the future.

Slowdown in demand for computer systems may cause a decline in demand for our products

Our products are components in computer systems. The demand for computer systems has been volatile in the past and often has had an exaggerated effect on the demand for our disc drive and tape drive products, in any given period. In the past, unexpected slowdowns in demand for computer systems have generally caused sharp declines in demand for disc drives and tape drive products. We expect that this situation will occur again in the future and that demand for our disc drive and tape drive products may be reduced. Causes of the declines in demand in the past for our products have included the announcement or introduction of major operating system or semiconductor improvements, such as Windows 95 or the Pentium II. We believe these announcements and introductions caused consumers to defer their purchases and made existing inventory obsolete.

In our industry, the supply of drives periodically exceeds demand. When this happens, the over supply of available products causes us to have higher than anticipated inventory levels and we experience intense price competition from other disc drive and/or tape drive manufacturers.


Our financial results will vary

We often experience a high volume of sales at the end of the quarter, so we may not be able to determine that our fixed costs are too high relative to sales until late in any given quarter. Since this happens late in the quarter, we do not have enough time to reduce these costs. As a result, we would not be as profitable or may even incur a loss. In addition, our operating results have been and may in the future be subject to significant quarterly fluctuations as a result of a number of other factors including:

 .  the timing of orders from and shipment of products to major customers, such as Compaq,
 .  our product mix, with respect to higher margin, more recently introduced disc drive products versus older, lower margin disc drive products, . accelerated reduction in the price of our disc drive products due to an oversupply of disc drives in the world market, . manufacturing delays or interruptions, particularly at our major manufacturing facilities in Malaysia, Thailand, China and Singapore, . acceptance by customers of competing technologies in lieu of our products, . variations in the cost of components for our products, . limited access to components that we obtain from a single or a limited number of suppliers,
 .  our inability to reduce our fixed costs to match revenues in any quarter because of our vertical manufacturing strategy, . the impact of changes in foreign currency exchange rates on the cost of our products and the effective price of such products to foreign consumers, and . competition and consolidation in the data storage industry.

For example, our revenue decreased to $5.159 billion in the first nine months of fiscal 1999 from $5.244 billion in the first nine months of fiscal 1998 as a result of increased competition that resulted in significant price decreases. This decrease in revenue was partially offset by improved volume and product mix. In addition, our future operating results may also be adversely affected if we receive an adverse judgment or settlement in any of the legal proceedings to which we are a party.


We face intense competition and may not be able to compete effectively

Even during periods when demand is stable, the data storage industry is intensely competitive and vendors experience price erosion over the life of a product. Historically our competitors have offered new or existing products at lower prices as part of a strategy to gain or retain market share and customers. We expect these practices to occur again in the future. We also expect that price erosion in our industry will continue for the foreseeable future. Because we may need to reduce our prices to retain our market share, the competition could adversely affect our results of operations in any given quarter. We have experienced and expect to continue to experience intense competition from a number of domestic and foreign companies including the other leading independent disc drive manufacturers, as well as large integrated multinational manufacturers such as:

 .      Fujitsu Limited,
 .      International Business Machines Corporation,
 .      NEC Corporation,
 .      Samsung Electronics Co. Ltd., and
 .      Toshiba Corporation.

Integrated multinational manufacturers present formidable competitors because they have more substantial resources and access to customers without having to consider the profitability of the disc drive business in pricing its components. For example, IBM recently announced that it had entered into agreements with Dell Computer Corporation and EMC Corporation under which IBM will likely supply a substantial portion of Dell's and EMC's disc drive needs. Although sales to Dell and EMC have never individually accounted for 10% or more of our consolidated revenue, we face risks that IBM and other integrated multinational manufacturers will enter into similar agreements with a substantial number of our customers to supply those customers' disc drive requirements as part of a more expansive agreement.

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

We may not develop products in time to meet changing technologies

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

Consumers have shown that they want to purchase personal computers costing less than $1,000. We are producing and selling low cost disc drives to meet the demand for disc drives that are components of low cost personal computers. However, we may not be able to produce disc drives that meet our quality and performance standards at a cost low enough to yield gross margins at acceptable levels to sustain the development efforts.

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


Our vertical integration strategy entails a high level of fixed costs

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


We have experienced delays in the introduction of products due to supply of components

Seagate Technology also relies on independent suppliers for certain components. In the past we have experienced production delays when we were unable to obtain sufficient quantities of certain components. Any prolonged interruption or reduction in the supply of any key components could have a material adverse effect on our business, operating results and financial condition. We rely on single or limited source suppliers for certain components used in our products. We may not be able to obtain components that meet our specifications and quality standards at prices that enable us to earn a profit on the finished products. For example, in the past Seagate Technology has experienced delays obtaining head stack assemblies and certain integrated circuits for printed circuit board assemblies due to lead-time requirements or changes in specifications. As a result, certain of our suppliers substantially increased the price of such components, and we have incurred increased costs for certain of these components as a result of supply shortages. If we experience any extended interruption or reduction in the supply of any key components, our business, results of operations and financial condition could be materially adversely affected.


If our customers delay or cancel orders, our revenues will be adversely affected

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

We face risks from our international operations

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

Seagate Technology's products are priced predominately in U.S. dollars even when sold to customers who are located abroad. The currency instability in the Asian and other financial markets may make our products more expensive than products sold by other manufacturers that are priced in one of the affected currencies. Therefore, foreign customers may reduce purchases of our products. We anticipate that the recent turmoil in financial markets and the recent deterioration of the underlying economic conditions in certain countries, including those in Asia, may have an impact on our sales to customers located in or whose end-user customers are located in those countries due to:

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


We face risks from the spin-off of our Network & Storage Management Group

We consolidated our software businesses into a single entity called Seagate Software in 1996. Seagate Software's business consists of two primary divisions, Network & Storage Management Group and Information Management Group. We announced the NSMG combination on October 5, 1998. Seagate Technology's Seagate Software subsidiary and Seagate Software employees who will become New VERITAS employees and who hold stock options in Seagate Software will receive approximately 40% of the fully diluted equity in New VERITAS.

We face a number of risks prior to and after the closing of the NSMG combination including:

 .   our management personnel may be distracted from the day to day operations by the NSMG combination and may not be able to identify and address business issues because of the time demands of closing the NSMG combination,
 .   Information Management Group employees may be distracted by concerns about whether we will continue to operate that business or spin it off, and may not meet critical deadlines in their assigned tasks,
 .   Network & Storage Management Group customers may delay or cancel orders due to uncertainty about the spin-off,
 .   the ongoing OEM relationship with the Network & Storage Management Group and our tape drive operations may be disrupted and we may not be able to meet our customers' order deadlines or needs as a result,
 .   we have agreed not to compete in certain storage management software businesses for a specified period of time after the closing of the NSMG combination and may not be able to benefit from future opportunities in that market,
 .   we will not have significant influence over the management of New VERITAS, although initially we will have two representatives on its board of directors, but our financial statements and results of operations will reflect 40% of New VERITAS' operations which may impact our stock price,
    and
 .   we will only be permitted to sell our interest in New VERITAS in limited increments in compliance with certain SEC rules or to bear the expense of filing a registration statement.


Acquisition related accounting charges will delay and reduce our profits

We intend to continue our expansion into complementary data technology businesses through internal growth as well as acquisitions. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations and products of the acquired businesses and the potential loss of key employees or customers of the acquired businesses. We expect that we will continue to incur substantial expenses as we acquire other businesses including charges for the write-off of in-process research and development. Our operating results have fluctuated in the past and may fluctuate in the future because of the timing of such write-offs. For example, we incurred a charge to operations in the first quarter of fiscal 1998 of approximately $214 million for the write-off of in-process research and development related to our acquisition of Quinta Corporation. We anticipate a substantial charge to operations in the fourth quarter of fiscal 1999 for the write-off of in-process research and development related to the contribution of the Network & Storage Management Group business to New VERITAS, and will experience ongoing charges related to the amortization of purchased intangibles.


Systems failures could adversely affect our business

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

We may experience Year 2000 computer problems that harm our business

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

Our Products. We are assessing the capability of our products to determine whether or not they are in Year 2000 compliance. Although we believe our disc and tape drive products and certain of our software products are in Year 2000 compliance, we have determined that certain software products produced by Seagate Software, which are not material to Seagate Technology, are not and will not be Year 2000 compliant. We are taking measures to inform our customers that those products are not and will not be Year 2000 compliant. To assist our customers in evaluating their Year 2000 issues, our Seagate Software subsidiary has developed a list of those products that are Year 2000 compliant as stand-alone products. The list is located on Seagate Software's World Wide Web page and is periodically updated when assessment of the Year 2000 compliance of additional products is completed. To date, the costs Seagate Technology has incurred related to these programs have been immaterial.

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

We are incurring various costs to provide customer support and customer satisfaction services regarding Year 2000 issues and anticipate that these expenditures will continue in fiscal 1999 and thereafter. In addition, we have contacted our major customers to determine whether their products into which our products have been and will be integrated are Year 2000 compliant. Seagate Technology has received assurances of Year 2000 compliance from major US customers. Many offshore customers have not responded and are under no contractual obligation to provide us with Year 2000 compliance information. Seagate Technology is taking steps with respect to new customer agreements to ensure that the customers' products and internal systems are Year 2000 compliant.

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

Our Systems. We have also initiated a comprehensive program to address Year 2000 readiness in our internal systems and with our customers and suppliers. Our program has been designed to address our most critical internal systems first and to gather information regarding the Year 2000 compliance of products supplied to Seagate Technology and into which our products are integrated. Seagate Technology conducted a Year 2000 inventory of information technology systems in the first quarter of 1997. Risk assessment was substantially complete by the end of the second quarter of 1997, and remediation activities continue to be on schedule. As participation in the Year 2000 readiness projects increases throughout the company, additional systems are being added for assessment and audit. Approximately 2,100 items were identified, and as of April 1999, 210 items remain unresolved, with most scheduled for completion by July 1999. An initial inventory of non-information technology systems was completed in the third quarter of 1997. A second inventory in the second and third quarters of 1998 included all manufacturing operations with special emphasis on embedded technology and facilities. Approximately 6,000 items were identified (non-information technology and embedded combined) of which approximately two-thirds are Year 2000 compliant.

We are using the following phased approach to Year 2000 readiness: inventory, assessment, disposition, test and audit. As of April 1999, the risk assessment phase is 98% complete, the disposition phase is 95% complete, and the test phase is 91% complete; we believe that we will resolve all non-compliant items by July 1999. Anticipated dates of completion of each phase are as follows:

      1.  Inventory..............................  Complete
      2.  Assessment.............................  May 1, 1999
      3.  Disposition............................  July 1, 1999
      4.  Test...................................  July 1, 1999
      5.  Audit..................................  August 1, 1999

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

Seagate Technology's material third party relationships include relationships with suppliers, customers and financial institutions. Seagate Technology has identified 600 suppliers which are critical to our operations, and we have surveyed each to provide details of their Year 2000 efforts, including internal systems, operations and supply chain as well as a schedule for their projects. As of March 1999, 99% of such suppliers have responded affirmatively and been approved. Efforts continue to validate the remaining suppliers, but plans will be developed for any that fail validation, including alternate sources or additional inventory for sole source suppliers. In addition, Seagate Technology has joined the High Tech Consortium for Year 2000 to pool supply chain efforts with other companies in our industry.

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


Our stock price will fluctuate

Our stock price has varied greatly as has the volume of shares of our common stock that are traded. We expect these fluctuations to continue due to factors such as:

 .   announcements of new products, services or technological innovations by us or our competitors,
 .   announcements of major restructurings by us or our competitors such as the recent announcement by IBM, Dell and Hewlett Packard,
 .   quarterly variations in our results of operations as a result of our fixed short-term cost structure and volatility in the demand for our products,
 .   changes in revenue or earnings estimates by the investment community and speculation in the press or investment community stemming from our past performance, concerns about demand for our products, or announcements by our competitors,
 .   general conditions in the data storage industry or the personal computer industry such as the substantial decline in demand for disc drive products that occurred during fiscal 1998,
 .   changes in our revenue growth rates or the growth rates of our competitors,
 .   sales of large blocks of our stock that may lead to investors' concerns that our performance will falter and leading those investors to flood the market to liquidate their holdings of our shares, and
 .   adverse impacts on our operating results if we receive an adverse judgment or settlement in any of the legal proceedings to which we are a party, such as the impact on our earnings in fiscal 1997 from the costs resulting from the settlement of a lawsuit by Amstrad PLC.


The stock market may from time to time experience extreme price and volume fluctuations. Many technology companies have experienced such fluctuations. In addition, our stock price may be affected by general market conditions and domestic and international macroeconomic factors unrelated to our performance. Often such fluctuations have been unrelated to the operating performance of the specific companies. The market price of our common stock may experience significant fluctuations in the future. For example, our stock price fluctuated from a high of $45 3/4 to a low of $17 3/4 during fiscal year 1998 as a result of a variety of factors, some of which were beyond our control, such as economic conditions in Asia.


We face risks from the conversion to a single European currency

On January 1, 1999, certain member states of the European Economic Community fixed their respective currencies to a new currency, the Single European Currency. On that day the Single European Currency became a functional legal currency within these countries. During the three years beginning on January 1, 1999, business in these countries will be conducted both in the existing national currency, such as the French Franc or the Deutsche Mark, as well as the Single European Currency. Companies operating in or conducting business in these countries will need to ensure that their financial and other software systems are capable of processing transactions and properly handling the existing currencies and the Single European Currency. We are still assessing the impact that the introduction and use of the Single European Currency will have on our internal systems. We will take corrective actions based on such assessment but do not presently expect that the introduction and use of the Single European Currency will materially affect our foreign exchange and hedging activities or use of derivative instruments or will result in any material increase in our costs. While we will continue to evaluate the impact of the Single European Currency introduction over time, based on currently available information, we do not believe that the introduction and use of the Single European Currency will have a material adverse impact on our financial condition or overall trends in results of operations, nor have the introduction and use of the Single European Currency had such effects to date.

                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to the Company's legal proceedings described below. Litigation is inherently uncertain and may result in adverse rulings or decisions. Additionally, the Company may enter into settlements or be subject to judgments that may, individually or in the aggregate, have a material adverse effect on the Company's results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements.

Patent Litigation
-----------------

In November 1992, Rodime, PLC ("Rodime") filed a complaint in Federal Court for the Central District of California, alleging infringement of U.S. Patent No. B1 4,638,383 and various state law unfair competition claims. It was the opinion of the Company's patent counsel that the Company's products do not infringe any valid claims of the Rodime patent in suit and thus the Company refused Rodime's offer of a license for its patents. Other companies, however, such as IBM, Hewlett-Packard and a number of Japanese companies have reportedly made payments to and taken licenses from Rodime. On October 24, 1997 the Court entered a Final Judgment against Rodime and in favor of Seagate. Rodime appealed from the final judgment, and arguments on appeal were heard by the Court of Appeals for the Federal Circuit on September 3, 1998. On April 13, 1999, the Federal Circuit issued a decision which vacated the judgments of the District Court on non-infringement and no liability under Rodime's state claims, affirmed the exclusion of Rodime's consequential business damages, and remanded the case to the District Court for further proceedings. The Company intends to vigorously defend itself in further proceedings in the appeal brought by Rodime, as well as in any further proceeding in the District Court.

On October 5, 1994, a patent infringement action was filed against the Company by an individual, James M. White, in the U.S. District Court for the Northern District of California for alleged infringement of U.S. Patent Nos. 4,673,996 and 4,870,519. Both patents relate to air bearing sliders. On February 12, 1999 the Company entered into a settlement agreement with Mr. White, and on February 22, 1999, the Court dismissed the action, with prejudice.

On December 16, 1996, a patent infringement action was filed against the Company by an individual, Virgle Hedgcoth, in the U.S. District Court for the Northern District of California, San Jose Division, for alleged infringement of U.S. Patent Nos. 4,735,840; 5,082,747; and 5,316,864. These patents relate to sputtered magnetic thin-film recording discs for computers and their manufacture. Additionally, on July 1, 1997, Mr. Hedgcoth filed a patent infringement action against the Company in the same Court for alleged infringement of a fifth patent, U.S. Patent No. 5,262,970, issued May 6, 1997. Mr. Hedgcoth passed away on April 8, 1998, and the Court subsequently substituted Susan Ann Alexander Hedgcoth as a party Plaintiff in place of Mr. Hedgcoth. On December 4, 1998, the Company entered into a settlement agreement with Ms. Hedgcoth which resulted in a dismissal of the action, with prejudice, on February 11, 1999.

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


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a) Exhibits

The following exhibits are included herein:

27.  Financial Data Schedule

(b) Reports on Form 8-K

No reports on Form 8-K have been filed with the Securities and Exchange Commission during the three months ended April 2, 1999.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           SEAGATE TECHNOLOGY, INC.
                           ------------------------
                                 (Registrant)



DATE:   May 14, 1999           BY:  /s/ Charles C. Pope

                                    _______________________
                                    CHARLES C. POPE
                                    Executive Vice President
                                    and Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)



DATE:   May 14, 1999           BY:  /s/ Stephen J. Luczo

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