Form 10-K405
period 1999-07-02
SEAGATE TECHNOLOGY INC
filed 1999-08-25
CIK 354952

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

                               ----------------

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the fiscal year ended July 2, 1999

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

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of Common Stock on July 2, 1999 as reported by the New York Stock Exchange, was approximately $5.634 billion. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   The number of outstanding shares of the registrant's Common Stock on July 2, 1999 was 228,717,889.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference to Part III of this form 10-K Report.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     PART I

   The information contained in this report includes forward-looking statements, based on current expectations, that involve risks and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Various important factors known to Seagate Technology, Inc. that could cause such material differences are identified below in Part I, Item 1 of this Report and in the "Management's Discussion and Analysis of Results of Operations and Financial Condition" in Part II, Item 7 of this Report.

ITEM 1. BUSINESS

General

   Seagate Technology, Inc. (the "Company" or "Seagate") designs, manufactures and markets products for storage, retrieval and management of data on computer and data communications systems. These products include disc drives and disc drive components, tape drives and software.

   The Company designs, manufactures and markets a broad line of rigid magnetic disc drives for use in computer systems ranging from desktop personal computers to workstations and supercomputers as well as in multimedia applications. The Company's products currently include rigid disc drive models in the 3.5 inch form factor with capacities ranging from 2 gigabytes ("GB") to 50 GB. The Company sells its products to original equipment manufacturers ("OEMs") for inclusion in their computer systems or subsystems, and to or through distributors, resellers, dealers, system integrators and retailers. The Company has pursued a strategy of vertical integration and accordingly designs and manufactures rigid disc drive components including recording heads, discs, disc substrates, and motors. It also assembles certain of the key subassemblies for use in its products including printed circuit board and head stack assemblies. The Company's products are currently manufactured offshore with limited production in the United States.

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

   In April 1999, the Company invested in iCompression, a developer of real time MPEG-2 video and audio compression technology.

   The Company has also invested in, and currently intends to continue investigating opportunities to invest in software businesses. See "Seagate Software, Inc."

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

   In connection with the Company's broadened strategy, two new organizations were formed to specifically address new market opportunities. In April 1999 the Company formed a Consumer Solutions organization. The group will work with Seagate's product sites to deliver innovative solutions for storage intensive consumer applications by combining the Company's expertise in storage technology with the development of core competencies and intellectual properties in audio/visual ("A/V") recording, home networking, satellite and cable communications. In May 1999 the Company announced the establishment of its Intelligent Storage Platforms group, an organization which will leverage the Company's leadership in network and server storage to deliver innovative solutions for new network computing applications. These solutions will combine hardware, software and services to provide new products for the Company's existing OEM and strategic distributor customer base and address the needs of emerging markets for storage and storage-related applications.

   Additionally, to drive the development of next generation storage applications throughout the industry, in April 1999 the Company announced the formation of Seagate Technology Investments, Inc. This subsidiary, acting as a venture fund, will provide seed capital and first round financing to software, services and hardware companies creating and developing complementary technologies in storage-intensive applications. Seagate intends to invest side-by-side with venture capital investment firms.

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

   Although products vary, all rigid disc drives incorporate the same basic technology. One or more rigid discs are attached to a spindle assembly that rotates the discs at a high constant speed around a hub. The discs (also known as recording media or disc media) are the components on which data is stored and from which it is retrieved. Each disc typically consists of a substrate of finely machined aluminum or glass with a magnetic layer of a "thin-film" metallic material.

   Rigid disc drive performance is commonly measured by five key characteristics: average seek time (commonly expressed in milliseconds), which is the time needed to position the heads over a selected track on the disc surface; media data transfer rate (commonly expressed in megabytes per second), which is the rate at which data is transferred to and from the disc; storage capacity (commonly expressed in megabytes or gigabytes), which is the amount of data that can be stored on the disc; spindle rotation speed (commonly expressed in revolutions per minute), which has an effect on speed of access to data; and interface transfer rate (commonly expressed in megabytes per second), which is the rate at which data moves between the disc drive and the computer controller.

   Read/write heads, mounted on an arm assembly similar in concept to that of a record player, fly extremely close to each disc surface and record data on and retrieve it from concentric tracks in the magnetic layers of the rotating discs.

   Upon instructions from the drive's electronic circuitry, a head positioning mechanism (an "actuator") guides the heads to the selected track of a disc where the data will be recorded or retrieved. The disc drive communicates with the host computer through an internal controller. Disc drive manufacturers may use one or more of several industry standard interfaces, such as SCSI (Small Computer System Interface), ATA (Advanced Technology Architecture), and FC--AL (Fibre Channel--Arbitrated Loop).

   Areal density is a measure of storage capacity per square inch on the recording surface of a disc. It represents the number of bits of information on a linear inch of the recording track (specified in bits per inch or bpi) multiplied by the number of recording tracks on a radial inch of the disc. Current areal densities are sufficient to meet the requirements of most applications today. However, the long-term demand for increased drive capacities is expected to increase at an accelerating rate since sound and moving pictures require many times the storage capacity of simple text. The Company has and continues to aggressively pursue a range of technologies to increase areal densities across the entire range of its products not only to increase drive capacities, but to allow the elimination of components at a stated capacity as areal density increases, thus reducing costs. As a result, Seagate drives today use advanced signal processing techniques such as PRML (Partial Response Maximum Likelihood) read/write channels, advanced servo systems, higher precision mechanics and advanced head technologies. To attain greater areal densities, the Company currently incorporates magneto-resistive ("MR") heads into its disc drives and is in the process of transitioning to giant magneto-resistive ("GMR") heads. MR and GMR heads have discrete read and write structures which take advantage of special magnetic properties in certain metals to achieve significantly higher storage capacities. There can be no assurance that the Company's GMR head development effort will continue to be successful. See "Product Development."

Market Overview

   Rigid disc drives are used in a broad range of computer systems as well as for multimedia applications. The Company defines the major computer system markets to include mobile computers, desktop personal computers, workstation systems and server/multi-user systems. Users of computer systems are increasingly demanding additional data storage capacity with higher performance in order to (i) use more sophisticated applications software, including database management, CAD/CAM/CAE, desktop publishing, video editing and enhanced graphics applications and (ii) operate in multi-user, multitasking and multimedia environments. There is also a large and growing market for ultra-low cost personal computers. Additionally, there is a sizable market for rigid disc drives in the existing installed base of computer systems, some of which require additional storage capacity. These requirements for storage upgrades can be served through authorized distribution channels. There is also an emerging market for consumer appliances (Digital video recorders, sub-$500 PCs, Internet appliances and set-top boxes). This market requires mainstream to low performance at low cost.

 Personal Computers--Desktop and Mobile

   Desktop and portable personal computers are used in a number of environments, ranging from homes to businesses and multi-user networks. Software applications are primarily word processing, spreadsheet, desktop publishing, database management, multimedia, Internet caching, digital photos, games, audio/video applications and other related applications. The Company believes the minimum storage requirements in the past year for entry-level personal computers were generally 2 GB to 4.3 GB of formatted capacity with seek times in the sub-11 millisecond ("msec") range. The entry level capacities continue to increase. In addition, users of personal computers have become increasingly price sensitive. The Company's objective for the personal computer market is to design drives for high-volume, low-cost manufacturing.

   Seagate divides the desktop market into three segments: entry-level, mainstream and high performance. The Company designs and manufactures drives for each of these segments, as follows: U-series drives for the entry level market segment, Medalist and Barracuda ATA drives for the mainstream market segments and Barracuda ATA drives for the high performance segment.

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

 Workstation Systems

   Workstation systems include high performance microcomputers, technical workstations, servers and minicomputers. Applications are characterized by compute-intensive and data-intensive solutions, such as CAD/CAM/CAE, network management, larger database management systems, scientific applications and small to medium-sized business applications such as materials requirement planning, payroll, general ledger systems and related management reports. Workstation systems typically require rigid disc drive storage capacities of 9 GB and greater per drive, average seek times of 8 msec or less and rotation speeds of 7,200 rpm to 10,000 rpm. Due to the leading edge characteristics required by end-users of workstation systems, manufacturers of such systems emphasize performance as well as price as the key selling points.

 Server/Multi-user Systems

   Large systems include mainframes and supercomputers. Typical applications are medium and large business management systems, transaction processing, parallel processing and other applications requiring intensive data manipulation.

   Users of these systems generally require capacities of 9 GB and greater per drive with average seek times of 8 msec or less and rotation speeds of 7,200 rpm to 10,000 rpm. End-users of large systems tend to be less concerned than users of smaller systems with the size, weight, power consumption and absolute cost of the drive. As with workstation systems, disc drive products are typically designed into these systems by the OEM with emphasis on performance, reliability and capacity. In this market segment, data storage subsystems are used containing large numbers of disc drives. Because data integrity is paramount, high device reliability and maintainability are key features. Mainframe and supercomputer systems also benefit from very high data transfer rates (up to ten times that in small computer systems).

   Users of these systems may also utilize redundant arrays of inexpensive disc drives ("RAID"). A RAID combines multiple small drives into an array of disc drives which yield performance equal to or exceeding a single high performance drive. The array of drives appears to the computer as a single storage drive.

Products

 Rigid Disc Drives

   The Company produces a broad line of rigid disc drives in the 3.5 inch form factor with capacities ranging from 2 GB to 50 GB. The Company provides more than one product at some capacity points and differentiates products on a price/performance and form factor basis. The Company believes that its broad range of rigid disc drives is particularly appealing to customers, such as large OEMs, which require a wide variety of drive capacities, performance levels and interfaces. Producing for several market segments also broadens the Company's customer base and reduces the Company's reliance on any one segment of the computer market. The Company continues to devote its resources to developing products with industry leading performance characteristics and to being among the first to introduce such products to market. The Company continuously seeks to enhance its market presence in emerging segments of the rigid disc drive market by drawing on its established capabilities in high-volume, low-cost production. The Company believes it offers the broadest range of disc storage products available. See "Product Development".

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

 Desktop Computing

   In fiscal 1999, which ended on July 2, 1999, the Company continued to introduce new disc drive products for the desktop computing market. Seagate's desktop products are all industry standard 3.5 inch form factor, 1 inch high drives.

   In June 1998, Seagate announced the U2 to address the entry-level personal computer ("PC") market and began volume production in the first fiscal quarter of 1999. This drive provides 2.1 GB of storage capacity at 4500 rpm, with an Ultra ATA interface. The Company also produces a two disc, 4 GB version of the U2.

   In the first fiscal quarter of 1999, Seagate began production of the Medalist 10240 family of products for entry and mainstream PC markets. This product family featured a rotation speed of 5400 rpm, low acoustics, Ultra ATA interface, and Seagate's exclusive SeaShield to protect the PCB from handling and electrostatic damage. Products included the 10.2 GB Medalist 10240, the 8.6 GB Medalist 8641, the 6.5 GB Medalist 6531, the 3.2 GB Medalist 3221, and the
2.5 GB Medalist 2510.

   In the second fiscal quarter of 1999, Seagate began volume production of the Medalist 13640 family of products for the entry and mainstream desktop market segments. This product family had similar features to the Medalist 10240 family, but significantly better performance and higher capacities. Products included the 13.6 GB Medalist 13640, the 10.2 GB Medalist 10230, the 6.4 GB Medalist 6422, and the 3.2 GB Medalist 3210.

   In the third fiscal quarter of 1999, Seagate began volume production of the Medalist 17240 family of products for the mainstream PC market segment. This product family features a rotation speed of 5400 rpm, low acoustics, Ultra ATA interface, and Seagate's exclusive expanded SeaShield System to protect the drive and ease installation. Products include the 17.2 GB Medalist 17240, the
13.0 GB Medalist 13030, the 8.4 GB Medalist 8420, and the 4.3 GB Medalist 4310.

   In the third fiscal quarter of 1999, Seagate announced two new product families: the Medalist 17242 family for mainstream and high performance desktop PCs, and the U4 for the entry-class desktop segment. Both families commenced volume production in the fourth fiscal quarter of 1999.

   The Medalist 17242 family features 5400 rpm, numerous performance enhancements, low acoustics, Ultra ATA/66 interface, and Seagate's exclusive expanded SeaShield System. The family includes the 17.2 GB Medalist 17242, the
13.0 GB Medalist 13032, the 8.4 GB Medalist 8422, and the 4.3 GB Medalist 4312.

   The U4 product family of low cost disc drives features 5400 rpm, Ultra ATA/66 interface, low acoustics, and Seagate's soft SeaShield cover for additional handling protection. Storage capacities for the U4 products include
8.4 GB, 6.4 GB, 4.3GB, and 2.1 GB.

   In the fourth fiscal quarter of 1999, Seagate announced its new Barracuda ATA product family for mainstream and high performance desktop market segments, scheduled for production commencing in the first fiscal quarter of 2000. This product family features 7200 rpm performance, Ultra ATA/66 interface, SeaShield, G-Force Protection for Desktop enhancements to increase durability, and Drive Self Test in the firmware. Products include the 28 GB Barracuda ATA 28040, the 20.4 GB Barracuda ATA 20430, the 13.6 GB Barracuda ATA 13620, the10.2 GB Barracuda ATA 10220, and the 6.8 GB Barracuda ATA 6810.

 Workstation Systems

   In fiscal year 1999, the Company introduced a new product in the 7,200 rpm Barracuda family targeted at the Workstation market, the Barracuda 18LP. The Barracuda 18LP is an 18.2 GB formatted capacity, mainstream-performance drive in the low-profile form factor. The Barracuda 18LP is designed to provide a balance of price and performance for the workstation market. Volume production of the Barracuda 18LP began in the fourth quarter of fiscal 1999.

   In fiscal year 1999, the Company introduced a new product in the 10,000 rpm Cheetah family targeted at the high performance segment of the Workstation market, the Cheetah 18LP. The Cheetah 18LP is an 18.2 GB formatted capacity, high performance drive in the low-profile form factor. Volume production of the Cheetah 18LP began in the fourth quarter of fiscal 1999.

 Server/Multi-user Systems

   High-end applications include high-end file servers, minicomputers, mainframes and supercomputers. The Barracuda 36, a 36.4 GB formatted capacity drive, is the fourth generation of disc drives in the Barracuda family. The Barracuda 36 began volume production in the first quarter of fiscal 2000. The Barracuda 18LP discussed under "Workstation Systems" above, is also used in server/multi-user systems. In addition, the Company began volume production in the fourth quarter of fiscal 1999 of the Barracuda 50. This drive has a formatted capacity of 50 GB and is targeted at the Enterprise Server market where high capacity is critical.

   In fiscal 1999, the Company announced another generation of the 3.5 inch Cheetah family, with spindle rotation speeds of 10,000 rpm, formatted capacities of 18.2 GB and 36.4 GB, and read/seek times of 5.2 msec and 5.7 msec. This drive family is focused on the high performance segment of the server market. The Cheetah 18LP and the Cheetah 36 are the third generation of 10,000 rpm drives. Volume production of these drives began in the fourth quarter of fiscal 1999 and first quarter of fiscal 2000, respectively. Both drives have data transfer rates up to 80 megabytes ("MB") per second with the Ultra2 SCSI interface or 100 MB per second with the Fibre Channel interface.

   The Barracuda and Cheetah families utilize industry leading technologies such as MR heads, PRML channels, embedded servo and laser textured media.

 Tape Drives

   Tape drives are peripheral hardware devices which enable low cost storage and protection of large volumes of data through the use of small tape cartridges. Computer systems of all types increasingly need dedicated backup storage peripherals that combine high capacity, high performance, low cost and reliability. Seagate markets a broad line of Travan, Digital Audio Tape ("DAT"), and Advanced Intelligent Tape ("AIT") drives and autoloaders with capacities of up to 200 GB for a wide range of backup and removable storage needs. The Company currently produces backup solutions for market segments from high performance workstations to midrange servers. The Company offers tape products through a variety of channels including OEMs, distributors, VARs, resellers and system integrators. The Company works closely with OEMs to customize storage solutions that meet their customers' needs.

 Hornet Travan Drives

   To meet the backup requirements of small servers and Windows NT workstations, Seagate's Hornet(R) Travan drives have capacities of up to 20 GB on a single low-cost removable cartridge. Hornet Travan products are available with either SCSI or IDE interfaces. To better suit the backup needs of the small PC server market, Seagate offers the Hornet Travan Network Series (NS) products with read-while-write technology and hardware data compression. The Hornet Travan drives are manufactured by Seagate in Singapore.

 Scorpion DAT Drives

   Scorpion(R) DAT drives and autoloaders with capacities of up to 96 GB are suited for a wide range of platforms including large PC servers and Unix workstations. Seagate has a long history of producing DAT drives for this market segment. Recently, Seagate announced the Scorpion 40 DDS-4 drive which offers up to 40 GB of storage with compression on a single DDS-4 cartridge. The Scorpion DAT drives are manufactured for Seagate by Matsushita-Kotobuki Electronics Industries, Ltd. ("MKE") in Japan.

 Sidewinder AIT Drives

   Seagate's Sidewinder AIT drives and autoloaders offer high data integrity, reliability and performance for larger servers and tape libraries. Seagate's stand alone drive, the Sidewinder 50, offers up to 50 GB of capacity while the Sidewinder 200 autoloader offers up to 200 GB of storage on four AIT tapes. AIT offers many performance advantages over competing technologies such as fast cartridge load and file access times, a thorough self-cleaning head and durable AME (Advanced Metal Evaporation) media. In addition, Sidewinder drives are available in both external and compact internal form factors for easy integration. Sidewinder drives are currently manufactured for Seagate by Sony.

 Linear Tape Open (LTO)

   Seagate, Hewlett-Packard and IBM, created Linear Tape-Open (LTO) technology, a powerful, scaleable, open tape architecture that is expected to meet the growing storage demands of midrange to enterprise-class servers with up to 200 GB of data per cartridge. The Company anticipates that in fiscal year 2000 LTO will be open for licensing to vendors in two formats based on the technology:
Ultrium, a 200 GB product for high- capacity needs and Accelis, a fast-access, dual-reel implementation that will offer data retrieval in under 10 seconds.

 Other Products

   The Company offers warranty and out-of-warranty repair service to users of its disc and tape drives. The Company also offers software products directed towards the client/server and network computing environments. See "Seagate Software, Inc."

 Seagate Software, Inc.

   Seagate Software develops and markets software products and provides related services enabling business users and information technology professionals to store, access and manage enterprise information. Headquartered in Scotts Valley, California, Seagate Software currently has 32 offices and operations in 17 countries worldwide. Seagate Software is a majority-owned and consolidated subsidiary of Seagate Technology. As of July 2, 1999, Seagate Technology held approximately 99.96% of all outstanding shares of Seagate Software. The remaining shares of Seagate Software are held by current and former employees, directors and consultants of Seagate Software, Seagate Technology and their subsidiaries. In addition, options to purchase 3,810,179 shares of Seagate Software common stock were outstanding as of July 2, 1999.

   Prior to May 28, 1999, Seagate Software was comprised of two operating groups, the Information Management Group and the Network & Storage Management Group. Each operating group provides products in distinct segments of the business software market. The Network & Storage Management Group was contributed to VERITAS Software Corporation on May 28, 1999 for 69,148,208 shares of VERITAS Software Corporation common stock, or approximately 41.63% of the outstanding common stock on that date. While a division of Seagate Software, the Network and Storage Management Group offered network and storage management software solutions, which focus on the availability component of enterprise information management by enabling information technology professionals to manage distributed network resources and to secure and protect enterprise data. The Network & Storage Management Group's products include features to copy, store, retrieve, move, protect and schedule retrieval and release of electronically stored data.

   The Information Management Group's products permit analysis and interpretation of data in order to make business decisions. An important component of these products is technology that enables the user to create reports to present that analysis and interpretation to others. After the closing of the contribution of the Network & Storage Management Group business to VERITAS, Seagate Software continues to operate its Information

Management Group business. In fiscal 1998 and fiscal 1999, the Information Management Group's revenue represented approximately 40% and 41% of Seagate Software's total revenue, respectively. The Information Management Group offers a breadth of business software products:

  . Seagate Crystal Reports for Microsoft BackOffice(TM)--Generates a set of top-requested reports to ease systems administration functions for the Microsoft BackOffice family of software products.

  . Seagate Crystal Info(TM)--Provides decision-makers with shared access to reporting and analysis capabilities, so users get fast access to data without having to interact with the database. Whether using a Web browser or Windows, users can schedule, view and analyze reports or create multiple views of data to expose trends and provide comparative information. This product contains an enterprise-friendly multi-tier architecture to lower network traffic and increase user productivity.

  . Seagate Crystal Reports(TM)--Provides query and report writing functions for Windows. A developer and end-user tool, Seagate Crystal Reports allows users to access most types of personal computer and structured query language data and design a variety of reports and integrate them into database applications.

  . Seagate Holos(R)--Provides multiple views of data to expose trends and provides comparative information to focus on key business issues and accurately reflect business processes. These applications allow enterprises to analyze the increasing volumes of data and guide users to the information to improve decision making.

   The Information Management Group also continues to offer network and storage management products by virtue of ongoing agreements with VERITAS.

Marketing and Customers

   The Company sells its products primarily to OEMs and distributors. OEM customers incorporate Seagate drives into computer systems for resale. OEMs either manufacture and assemble computer system components into computer systems, purchase components to build their systems, or purchase complete computer systems and integrate the drives and other hardware and software. Distributors typically sell Seagate disc drives to small OEMs, dealers, system integrators and other resellers. Certain resellers to which the Company directly sells its products also resell Seagate drives as part of enhanced packages (e.g., an add-on kit for a computer or as part of their own computers). Shipments to OEMs were 65%, 65% and 71% of disc drive revenue in fiscal 1999, 1998 and 1997, respectively. Sales to Compaq Computer Corporation accounted for approximately 17%, 13% and 11% of the Company's consolidated revenue in fiscal 1999, 1998 and 1997, respectively. No other customer accounted for 10% or more of consolidated revenue in 1999, 1998 or 1997.

 OEMs

   OEM customers typically enter into purchase agreements with the Company. These agreements provide for pricing, volume discounts, order lead times, product support obligations and other terms and conditions, usually for periods of 12 to 24 months, although product support obligations generally extend substantially beyond this period. These master agreements typically do not commit the customer to buy any minimum quantity of products. Deliveries are scheduled only after receipt of purchase orders. In addition, with limited lead time, customers may cancel or defer most purchase orders without significant penalty. Anticipated orders from many of Seagate's customers have in the past failed to materialize or OEM delivery schedules have been deferred or altered as a result of changes in their business needs, such as extensive use of just-in-time warehouse locations. Such order fluctuations and deferrals have had a material adverse effect on the Company's operations in the past, and there can be no assurance that the Company will not experience such adverse effects in the future.

 Distributors

   In the third quarter of fiscal 1999, the Company launched its Distribution Partnership Program. Under this program, the Company has selected a limited number of key distributors, predominately in North America with which it will jointly develop marketing programs targeted at value-added resellers ("VARs"), resellers and systems integrators. Shipments to these key distributors are on a consignment basis whereby the Company's inventory held by these distributors is still owned by the Company and Seagate's revenue recognition is delayed until the product is utilized by the distributor to fill an end-user order.

   The Company's distributors outside of North America generally enter into non-exclusive agreements for the redistribution of the Company's products. They typically furnish the Company with a non-binding indication of their near-term requirements and product deliveries are generally scheduled based on a weekly confirmation by the distributor of its requirements for that week. The agreements typically provide the distributors with price protection with respect to their inventory of Seagate drives at the time of a reduction by Seagate in its selling price for the drives, and also provide limited rights to return the product.

 Service and Warranty

   Seagate warrants its products against defects in design, materials and workmanship by the Company generally for one to five years depending upon the capacity category of the drive, with the higher capacity products being warranted for the longer periods. During fiscal 1999, the Company began to relocate its customer service operations in Singapore, Scotland and Costa Mesa, California to Reynosa, Mexico. The Company's products are refurbished or repaired at its facilities located in Oklahoma City, Oklahoma, Singapore, Malaysia and Mexico.

 Sales Offices

   The Company maintains sales offices throughout the United States and in Australia, England, France, Germany, Hong Kong, Ireland, Japan, Singapore, Spain, Sweden, Switzerland, Taiwan and the United Kingdom. Foreign sales are subject to certain controls and restrictions, including, in the case of certain countries, approval by the office of Export Administration of the United States Department of Commerce and other United States governmental agencies.

Backlog

   In view of customers' rights to cancel or defer orders with little or no penalty, the Company believes backlog in the disc drive industry may be misleading. The Company's backlog includes only those orders for which a delivery schedule has been specified by the customer. Substantially all orders shown as backlog at July 2, 1999 were scheduled for delivery within six months. Because many customers place large orders for delivery throughout the year, and because of the possibility of customer cancellation of orders or changes in delivery schedules, the Company's backlog as of any particular date is not indicative of the Company's potential sales for any succeeding fiscal period. The Company's order backlog at July 2, 1999 was approximately $862 million compared with approximately $793 million at July 3, 1998.

Manufacturing

   The Company's business objectives require it to establish manufacturing capacity in anticipation of market demand. The key elements of the Company's manufacturing strategy are: high-volume, low-cost assembly and test; vertical integration in the manufacture of selected components; and establishment and maintenance of key vendor relationships. The highly competitive disc drive industry requires that the Company manufacture significant volumes of high-quality drives at low per unit cost. To do this, the Company must rapidly achieve high manufacturing yields and obtain uninterrupted access to high-quality components in required volumes at competitive prices.

   Manufacturing of the Company's rigid disc drives is a complex process, requiring a "clean room" environment, the assembly of precision components within narrow tolerances and extensive testing to ensure reliability. The first step in the manufacturing of a rigid disc drive is the assembly of the actuator mechanism, heads, discs, and spindle motor in a housing to form the head-disc assembly (the "HDA"). The assembly of the HDA involves a combination of manual and semiautomated processes. After the HDA is assembled, a servo pattern is magnetically recorded on the disc surfaces. Upon completion, circuit boards are mated to the HDA and the completed unit is thoroughly tested prior to packaging and shipment. Final assembly and test operations of the Company's disc drives take place primarily at facilities located in Singapore, Malaysia, China, Minnesota and Oklahoma. Subassembly and component operations are performed at the Company's facilities in Singapore, Malaysia, Thailand, Minnesota, California, Northern Ireland and Mexico. In addition, independent entities manufacture or assemble components for the Company in the United States, Europe and various Far East countries including Hong Kong, Japan, Korea, China, the Philippines, Singapore, Malaysia, Taiwan and Thailand.

   The Company believes that it must continue to develop automated manufacturing processes in order to remain competitive. In this regard, the Company selectively evaluates which steps in the manufacturing process would benefit from automation. There can be no assurance that the Company's efforts to develop and improve its automated manufacturing processes will be successful. Any failure of the Company to continue to develop and improve its automated manufacturing processes could have a material adverse effect on the Company's business.

   The cost, quality and availability of certain components including recording heads, media, ASICs (application specific integrated circuits), spindle motors, actuator motors, printed circuit boards and custom semiconductors are critical to the successful production of disc drives. The Company's design and vertical integration have allowed it to internally manufacture substantial percentages of its critical components other than ASICs and motors. The Company's objectives of vertical integration are to maintain control over component technology, quality and availability, and to reduce costs. The Company believes that its strategy of vertical integration gives it an advantage over other disc drive manufacturers. However, this strategy entails a high level of fixed costs and requires a high volume of production to be successful. During periods of decreased production, these high fixed costs in the past have had and in the future could have a material adverse effect on the Company's results of operations.

   All three primary stages of manufacturing for both MR and GMR recording heads are carried out at the Company's facilities. These three stages are wafer production, slider fabrication and head gimbal assembly. While the majority of its requirements for magnetic recording heads are produced internally, the Company purchases up to 20% of its heads from third party suppliers to afford it access to the widest possible head technology available. However, the Company plans to continue to manufacture the majority of its head requirements internally. For disc, or media, production the Company purchases aluminum substrate blanks from third parties mainly in Japan. These blanks are machined, plated and polished to produce finished substrates at the Company's plants in California, Mexico and Northern Ireland. The Company's media manufacturing plants in California and Singapore put these substrates through the manufacturing processes necessary to deposit the magnetic storage layer, the protective carbon overcoat and the lubricant as well as to achieve the proper degree of final surface smoothness and also carry out the quality assurance activities necessary to deliver finished media to Seagate's disc drive manufacturing plants. The Company's internal media manufacturing operations supply the majority of its needs for media but media is also purchased from third party suppliers located in the U.S. and the Far East. Spindle motors are sourced principally from outside vendors in the Far East. The Company participates in the design of all of its ASICs for motor and actuator control. It designs all or part of many of the other ASICs in the drive such as interface controllers, read/write channels and pre-amplifiers, and procures these from third parties. The vast majority of the high-volume surface-mount printed circuit assemblies are assembled internally. The Company evaluates the need for second sources for all of its components on a case-by-case basis and, where it is deemed desirable and feasible to do so, secures multiple sources. The Company has experienced production delays when unable to obtain sufficient quantities of certain components or assembly capacity. The Company attempts to maintain component inventory levels adequate for its short-term needs. However, an inability to obtain essential components, if prolonged, would adversely affect the Company's business.

   Because of the significant fixed costs associated with the manufacture of its products and components and the industry's history of declining prices, the Company must continue to produce and sell its disc drives in significant volume, continue to lower manufacturing costs and carefully monitor inventory levels. Toward these ends, the Company continually evaluates its components and manufacturing processes as well as the desirability of transferring volume production of disc drives and related components between facilities, including transfer overseas to countries where labor costs and other manufacturing costs are significantly lower than in the U.S., principally Singapore, Thailand, Malaysia and China. Frequently, transfer of production of a product to a different facility requires qualification of such new facility by certain of the Company's OEM customers. There can be no certainty that such changes and transfers will be implemented on a cost-effective basis without delays or disruption in the Company's production and without adversely affecting the Company's results of operations.

   Offshore operations are subject to certain inherent risks, including delays in transportation, changes in governmental policies, tariffs, import/export regulations, and fluctuations in currency exchange rates in addition to geographic limitations on management controls and reporting. There can be no assurance that the inherent risks of offshore operations will not adversely effect the Company's future operating results. During fiscal 1998, several Far East currencies significantly declined in value relative to the U.S. dollar. As a result during fiscal 1998, the Company was required to mark-to-market a portion of its foreign currency forward exchange contracts that it had taken out as a hedge of these currencies and recorded a $76 million charge against income. As of July 3, 1998, the Company had effectively closed out all of its foreign currency forward exchange contracts by purchasing offsetting contracts. During fiscal 1999 the Company temporarily ceased its foreign currency hedging program and as of July 2, 1999, the Company had no outstanding foreign currency forward exchange or purchased currency option contracts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Disclosures about Market Risk." Certain of the Far East countries in which the Company operates have experienced political unrest and the Company's operations have been adversely affected for short periods of time.

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

   The Company develops new disc drive products and the processes to produce them at four locations: Longmont, Colorado; Oklahoma City, Oklahoma; Shakopee, Minnesota; and Singapore. Generally speaking, Longmont and Singapore are responsible for development of 3.5 inch form factor drives intended for desktop personal computer systems; Oklahoma City is responsible for development of 3.5 inch disc drives with capacities and interfaces intended for use in minicomputers, supermicrocomputers, workstations and file servers; and Shakopee is responsible for 3.5 inch products principally intended for use in systems ranging from workstations and superminicomputers to mainframe and supercomputers. Development of 2.5 inch form factor drives intended for mobile personal computers is also conducted in Longmont although the Company does not currently manufacture such form factors for sale to the marketplace.

   The Company is increasing its focus on research and development and has realigned its disc drive development process. This structured new product development process is designed to speed new products to market through predictable and repeatable methodologies. In 1998 Seagate established a research facility based in Pittsburgh, PA. The vision of Seagate Research is dedicated to extending the limits of magnetic and optical recording and exploring alternative data storage technologies. Seagate also has an Advanced Concepts program which focuses the Company's disc drive and component research efforts into three areas that specialize in developing and staging advanced technologies for future data storage products. The three areas are recording subsystems including heads and media, market specific product technology, and technology focused towards new business opportunities.. The primary charter of Advanced Concepts is to ensure timely availability of mature component and subsystem technologies to the Company's product development teams and allow the Company to leverage and coordinate those technologies across products. With Advanced Concepts focused on technology staging and a consistent product development process, the Company is beginning to see significant improvements in delivery of innovative time-to-market products.

   The Company believes that vertical integration in strategic technologies is a key competitive advantage to maintaining a leadership position in today's rapidly changing markets. The Company has focused its component research and development efforts in four main areas: heads, media, motors and ASICs. The major emphasis of this research and development effort is higher capacity, reduced size and power consumption, improved performance and reliability, and reduced cost.

   The Company's head research and development efforts are focused on increasing recording densities, reducing the size and mass of the slider, developing microactuator suspensions and assembly technology for reduced head size, reducing the cost and increasing the reliability. This research and development includes substantial effort to develop and manufacture MR and GMR heads and advanced air bearing sliders for high areal density and small form factor products. There can be no assurance that the Company's head development efforts will be successful and a failure of the Company to successfully manufacture and market products incorporating its advanced head technology in a timely manner could have a material adverse effect on the Company's business and results of operations.

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

   ASIC development has been and will continue to be focused on optimizing the product architecture for system performance, cost and reliability. Some specific areas of focus are reducing the number of parts, reducing power consumption and increasing areal densities by use of advanced signal processing techniques.

   The disc drive spindle motor is becoming an increasingly critical component as disc drive technology continues to increase track density at an accelerating rate and spindle speeds approach the reliability limits of ball bearings. The Company's research and development investment in motor technology has made it a leader in the design of fluid dynamic bearing motors for disc drives. The Company remains today the only disc drive company shipping these advanced spindle motors since their introduction over a year ago. The principal areas of research and development relating to spindle motors are lower power requirements, reduced noise level, improved reliability and reduced cost. The motor design and development center is located in Scotts Valley, California.

   Seagate recently embarked on a significant change in its approach to process development. Consistent with the formation of the Advanced Concepts group in Development Engineering, the Company has formed an Advanced Manufacturing group in Manufacturing Engineering. The primary focus is best-in-class operational performance. This new group will focus the efforts of the process development groups within the Company on one process capable of building all of the Company's drives on any of the Company's disc drive assembly lines. In addition, the group will focus on benchmarking best-in-class performance, evaluation of new materials and state of the art process control systems. The Company believes that its future success is linked to its ability to reduce supply lines, respond to demand changes, and ultimately provide the highest quality products to its customers.

   In fiscal year 1999, the Company formed its Consumer Solutions organization. This organization is working with the Company's product sites to develop products for storage intensive consumer applications such as digital video recorders, sub-$500 personal computers, Internet appliances and set-top boxes. The Consumer Solutions organization is currently negotiating with potential technology partners to jointly develop technologies for Information Appliances, Personal Video Recorders, and Home A/V Networking.

   Within Consumer Solutions, Seagate is establishing a Consumer Applications Lab (CA Lab), with expertise in system architectures, A/V recording, home networking and storage interconnects. As part of its charter, the CA Lab will provide strategic direction to Seagate's product sites in the development of disc drives and other storage technologies which will be optimized for consumer applications.

   Also in fiscal year 1999, the Company established its Intelligent Storage Platforms group, an organization which will leverage the Company's expertise in network and server storage to develop products for new network devices, the Internet, high performance servers and other information-centric computing applications. These solutions will combine hardware, software and services to provide new products for the Company's existing OEM and strategic distributor customer base and address the needs of emerging markets for storage and storage-related applications.

   Intelligent Storage Platforms' solutions are focused on the emergence of Information Appliances, application-based servers, and storage services to benefit users by delivering a greater range of online services, higher networked-computing performance, and a reduced IT cost structure.

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

   During the fiscal years ended July 2, 1999, July 3, 1998 and June 27, 1997, the Company's product development expenses were $581 million, $585 million and $459 million, respectively.

Patents and Licenses

   The Company has approximately 1,032 U.S. patents and 572 foreign patents and has approximately 857 U.S. and 875 foreign patent applications pending. Due to the rapid technological change that characterizes the rigid disc drive industry, the Company believes that the improvement of existing products, reliance upon trade secrets and unpatented proprietary know-how and development of new products are generally more important than patent protection in establishing and maintaining a competitive advantage. Nevertheless, the Company believes that patents are of value to its business and intends to continue its efforts to obtain patents, when available, in connection with its research and development program. There can be no assurance that any patents obtained will provide substantial protection or be of commercial benefit to the Company, or that their validity will not be challenged.

   Because of rapid technological development in the disc drive industry, certain of the Company's products have been and it is possible other products could be accused of infringement of existing patents. The rigid disc drive industry has been characterized by significant litigation relating to patent and other intellectual property rights. From time to time, the Company receives claims that certain of its products infringe patents of third parties. Although the Company has been able to resolve some such claims or potential claims by obtaining licenses or rights under the patents in question without a material adverse affect on the Company, other such claims are pending which if resolved unfavorably to the Company could have a material adverse effect on the Company's business. For a description of current disputes see Part I, Item 3 of this Report. In addition, the costs of engaging in intellectual property litigation may be substantial regardless of outcome. The Company has patent cross licenses with a number of companies in the computer industry. Additionally, the Company has agreements in principle with other major disc drive companies.

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

   The Company has experienced and expects to continue to experience intense competition from a number of domestic and foreign companies, some of which have far greater resources than the Company. The Company competes with other independent disc drive manufacturers in the market for disc drive products. In addition to independent rigid disc drive manufacturers, the Company also faces competition from present and potential customers, including IBM, Toshiba, NEC, Fujitsu Limited and Samsung who continually evaluate whether to manufacture their own drives or purchase them from outside sources. These manufacturers also sell drives to third parties which results in direct competition with the Company.

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

Employees

   From July 3, 1998 to July 2, 1999, the number of persons employed worldwide by the Company decreased from approximately 87,000 to approximately 82,000. Approximately 65,000 of the Company's employees were located in the Company's Far East operations as of July 2, 1999. In addition, the Company makes use of supplemental employees, principally in manufacturing, who are hired on an as-needed basis. Management believes that the future success of the Company will depend in part on its ability to attract and retain qualified employees at all levels, of which there can be no assurance. The Company believes that its employee relations are good.

Executive Officers of the Company

   The present executive officers of the Company are as follows:

                                                                      Executive
                                                                       Officer
           Name            Age               Position                   Since
           ----            --- ------------------------------------   ---------
 Stephen J. Luczo.........  42 President, Chief Executive Officer,
                               Director of the Company
                               and Chairman of the Board of
                               Directors, Seagate Software, Inc.        1993
 Bernardo A. Carballo.....  50 Executive Vice President, Worldwide
                               Sales, Marketing, Product Line Management
                               and Customer Service Operations          1991
 Don G. Colton............  51 Executive Vice President, Corporate
                               Quality                                  1997
 Thomas F. Mulvaney.......  50 Senior Vice President, General
                               Counsel, and Corporate Secretary         1996
 Charles C. Pope..........  44 Executive Vice President, Finance        1998
                               and Chief Financial Officer
 Townsend H. Porter, Jr...  53 Executive Vice President, Product        1997
                               Technology Development and Chief
                               Technical Officer
 Donald L. Waite..........  66 Executive Vice President, Chief
                               Administrative Officer and Assistant
                               Secretary                                1983
 William D. Watkins.......  46 Executive Vice President and Chief
                               Operating Officer                        1996

   Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

   Mr. Luczo joined the Company in October 1993 as Senior Vice President, Corporate Development. In March 1995, he was appointed Executive Vice President, Corporate Development and Chief Operating Officer of the Software Group. In July 1997, he was appointed Chairman of the Board of the Software Group. Mr. Luczo was promoted to President and Chief Operating Officer in September 1997 and promoted to Chief Executive Officer and appointed to the Board of Directors in July 1998. Prior to joining the Company he was Senior Managing Director of the Global Technology Group of Bear, Stearns & Co. Inc., an investment banking firm, from February 1992 to October 1993. He serves as a Director of VERITAS Software Corporation and Gadzoox Networks, Inc.

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

   Mr. Colton was Vice President, Product Line Management for Seagate's Oklahoma City and Twin Cities operations from September 1991. He was promoted to Senior Vice President, Product Line Management in August 1995. He was promoted to Executive Vice President, Corporate Quality in September 1997. Mr. Colton joined the Company in 1989 with the Company's acquisition of Imprimis, Inc.

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

   Mr. Pope was promoted to Executive Vice President in April 1999 and Chief Financial Officer in February 1998. Mr. Pope held the position of Senior Vice President, Finance from January 1997 to April 1999. Mr. Pope joined Seagate as director of Budgets and Analysis with the Company's acquisition of Grenex in 1985. He has held a variety of positions in his 14 year executive experience with Seagate including Director of Finance for Thailand operations; Vice President, Finance, Far East operations; Vice President, Finance and Treasurer; Vice President and General Manager, Seagate Magnetics; and most recently, Senior Vice President Finance, Storage Products.

   Mr. Porter joined the Company on June 2, 1997 as Chief Technology Officer, Storage Products Group. In September 1997 he was promoted to Executive Vice President. Mr. Porter was Vice President of Research and Development, Enterprise Storage Group at Western Digital from November 1994 to May 1997. From 1968 to 1994, Mr. Porter held engineering, program management, and executive positions at IBM.

   Mr. Waite joined the Company in 1983 as Vice President of Finance and Chief Financial Officer, and was promoted to Senior Vice President, Finance in 1984. In March 1995 he was promoted to Executive Vice President, Chief Administrative Officer and Chief Financial Officer. Mr. Waite was appointed Assistant Secretary of the Company in July 1998. Mr. Waite was Chief Financial Officer of the Company from October 1983 until February 1998. Mr. Waite was Secretary of the Company from October 1983 until July 1998. He serves as a Director of California Micro Devices and Seagate Software, Inc., a subsidiary of the Company.

   Mr. Watkins joined the Company in February 1996 with the Company's merger with Conner Peripherals as Executive Vice President, Recording Media Group. In October 1997, Mr. Watkins took on additional responsibility as Executive Vice President of the Disc Drive Operations, and in August 1998 was appointed to the position of Chief Operating Officer, with responsibility for the Company's disc drive manufacturing, recording media, and recording head operations. Prior to joining the Company he was President and General manager of the Conner Peripherals Disk Division from January 1990 until December 1992. In January 1993, Mr. Watkins was promoted to Senior Vice President, Manufacturing Operations.

ITEM 2. PROPERTIES

   Seagate's executive offices are located in Scotts Valley, California. Principal manufacturing facilities are located in Singapore, Thailand, Malaysia, Minnesota, California, Oklahoma, the People's Republic of China and Northern Ireland. A portion of the Company's facilities are occupied under leases which expire at various times through 2015. The following is a summary of square footage owned or leased by the Company:

                          Facilities (square feet)
-----------------------------------------------------------------------------
                               Adminis-    Product   Manufacturing
  Location                      trative  Development  & Warehouse    Total
  --------                     --------- ----------- ------------- ----------
North America
  California
    Central California........    12,800      1,030       16,768       30,598
    Northern California.......   361,153    284,521      229,661      875,335
    Southern California.......    33,700        --       347,890      381,590
  Colorado....................     8,608    333,774          --       342,382
  Minnesota...................   187,032    423,498      834,054    1,444,584
  Oklahoma....................    93,502    110,097      294,301      497,900
  Northeast USA...............     8,760        226          --         8,986
  Southeast USA...............    35,908        --           --        35,908
  Other USA...................    26,119     65,584       46,341      138,044
  Canada/Mexico...............   117,163     57,930      499,926      675,019
                               ---------  ---------    ---------   ----------
      Total North America.....   884,745  1,276,660    2,268,941    4,430,346
                               ---------  ---------    ---------   ----------
Europe
  England.....................    21,918     15,632        3,972       41,522
  Ireland.....................     1,200        --           --         1,200
  Northern Ireland............    68,200      4,900      459,000      532,100
  Netherlands.................    28,955        --        92,234      121,189
  Scotland....................    12,057        --        42,824       54,881
  Other Europe................    46,309        --           --        46,309
                               ---------  ---------    ---------   ----------
      Total Europe............   178,639     20,532      598,030      797,201
                               ---------  ---------    ---------   ----------
Asia
  People's Republic of China..    25,972        --       197,476      223,448
  Malaysia....................   135,396        --     1,264,376    1,399,772
  Philippines.................       --         --           --           --
  Singapore...................   288,569     35,519    1,530,570    1,854,658
  Thailand....................   221,464        --     1,535,213    1,756,677
  Other Pacific Rim...........    53,584        --        38,470       92,054
                               ---------  ---------    ---------   ----------
      Total Asia..............   724,985     35,519    4,566,105    5,326,609
                               ---------  ---------    ---------   ----------
      Total................... 1,788,369  1,332,711    7,433,076   10,554,156(1)
                               =========  =========    =========   ==========

--------
(1) Includes 7,198,035 square feet owned by the Company and 5,362,448 square feet leased by the Company. Excludes space that is unoccupied, subleased or under construction.

ITEM 3. LEGAL PROCEEDINGS

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

   Patent Litigation--In November 1992, Rodime, PLC ("Rodime") filed a complaint in Federal Court for the Central District of California, alleging infringement of U.S. Patent No. B1 4,638,383 and various state law unfair competition claims. It is the opinion of the Company's patent counsel that the Company's products do not infringe any valid claims of the Rodime patent in suit and thus the Company refused Rodime's offer of a license for its patents. Other companies, however, such as IBM, Hewlett-Packard and a number of Japanese companies have reportedly made payments to and taken licenses from Rodime. On October 24, 1997, the Court entered a Final Judgment against Rodime and in favor of Seagate. Rodime appealed from the final judgment, and on April 13, 1999, the Court of Appeals for the Federal Circuit issued a decision which vacated the judgments of the District Court on non-infringement and no liability under Rodime's state claims, affirmed the exclusion of Rodime's consequential business damages, and remanded the case to the District Court for further proceedings. The Company intends to petition the U.S Supreme Court regarding Rodime's appeal and to vigorously defend itself in any further proceedings in the District Court.

   On October 5, 1994, a patent infringement action was filed against the Company by an individual, James M. White, in the U.S. District Court for the Northern District of California for alleged infringement of U.S. Patent Nos. 4,673,996 and 4,870,519. Both patents relate to air bearing sliders. On February 12, 1999, the Company entered into a settlement agreement with Mr. White, and on February 22, 1999, the Court dismissed the action, with prejudice.

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

   Papst Licensing, GmbH ("Papst"), has given the Company notice that it believes certain former Conner Peripherals, Inc. ("Conner") disc drives infringe several of its patents covering the use of spindle motors in disc drives. It is the opinion of the Company's patent counsel that the former Conner disc drives do not infringe any valid claims of the patents. The Company also believes that subsequent to the merger with Conner, the Company's earlier paid-up license under Papst's patents extinguishes any ongoing liability. The Company also believes it enjoys the benefit of a license under Papst's patents since Papst Licensing had granted a license to motor vendors of Conner. Papst is currently involved in litigation with other disc drive and disc drive motor manufacturers.

   On February 26, 1999, the Lemelson Medical, Education & Research Foundation ("Foundation") filed a lawsuit against 88 defendants in the U.S. District Court for the District of Arizona, alleging that the Company infringes 16 patents relating to the use of machine vision, computer image analysis and automatic ID or bar code scanners in its manufacturing processes. In August 1999, the Company entered into a license agreement with the Foundation whereby all current and future products that utilize such technology are licensed. No additional action on this case is expected.

   In the normal course of business, the Company receives and makes inquiry with regard to other possible intellectual property matters including alleged patent infringement. Where deemed advisable, the Company may seek or extend licenses or negotiate settlements.

   Other Matters--The Company is involved in a number of other judicial and administrative proceedings incidental to its business. Although occasional adverse decisions (or settlements) may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

   The Company's common stock trades on the New York Stock Exchange under the symbol "SEG." The price range per share, included in Part II, Item 6 of this Report, is the highest and lowest sale prices for the Company's common stock as reported by the New York Stock Exchange during each quarter. The Company's present policy is to retain its earnings to finance future growth. The Company has never paid cash dividends and has no present intention to pay cash dividends. At July 2, 1999, there were approximately 6,990 stockholders of record of the Company's common stock. As of August 17, 1999, the closing price of the Company's common stock as reported on the New York Stock Exchange was $31 per share.

   There have been no sales of unregistered securities by the Company since July 1, 1994.

ITEM 6. SELECTED FINANCIAL DATA

                                                 Fiscal Year Ended
                                      -------------------------------------------

                                      July 2, July 3,   June 27, June 28, June 30,
                                       1999    1998      1997     1996     1995
                                     -------  -------  -------- -------- --------
                                           In millions, except per share data
Revenue.............................  $6,802   $6,819    $8,940   $8,588   $7,256
Gross margin........................   1,552      989     2,022    1,581    1,373
Income (loss) from operations.......     258     (686)      858      287      459
Gain on contribution of NSMG to
 VERITAS, net.......................   1,670      --        --       --       --
Income (loss) before extraordinary
 gain...............................   1,176     (530)      658      213      313
Net income (loss)...................   1,176     (530)      658      213      319
Basic income (loss) per share before
 extraordinary gain.................    4.94    (2.17)     2.82     1.07     1.64
Basic net income (loss) per share...    4.94    (2.17)     2.82     1.07     1.67
Diluted income (loss) per share
 before extraordinary gain..........    4.53    (2.17)     2.62      .97     1.44

Diluted net income (loss) per
 share..............................    4.53    (2.17)     2.62      .97     1.47
Total assets........................   7,072    5,645     6,723    5,240    4,900
Long-term debt, less current
 portion............................     703      704       702      798    1,066
Stockholders' equity................  $3,563   $2,937    $3,476   $2,466   $1,936
Number of shares used in per share
 computations:
  Basic.............................   237.9    243.6     233.6    199.7    190.6
  Diluted...........................   243.1    243.6     257.9    236.1    244.7

   The 1999 results of operations include a $1.670 billion net gain on the contribution of NSMG to New VERITAS, a $119 million charge related to the Company's equity investment in VERITAS, a $78 million charge in connection with an amendment to the purchase agreement for the August 1997 acquisition of Quinta Corporation, and a $60 million net restructuring charge. The 1998 results of operations include a $347 million restructuring charge, a $223 million write-off of in-process research and development incurred primarily in connection with the acquisition of Quinta Corporation, a $76 million charge for mark-to-market adjustments on certain of the Company's foreign currency forward exchange contracts and a $22 million reduction in the charge recorded in 1997 as a result of the adverse judgment in the Amstrad PLC litigation (see "Management's Discussion and Analysis of Financial Condition and Results of Operations"). The 1997 results of operations include a $153 million charge as a result of the adverse judgment in the Amstrad PLC litigation. The 1996 results of operations include a $242 million restructuring charge as a result of the merger with Conner Peripherals, Inc. and a $99 million write-off of in-process research and development incurred in connection with the acquisition of software companies. The 1995 results of operations include a $73 million write-off of in-process research and development incurred in connection with business acquisitions. Prior periods have been restated to reflect the merger with Conner Peripherals, Inc. in February 1996 on a pooling of interests basis, a two-for-one stock split, effected in the form of a stock dividend, in November 1996, and Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share," adopted in the second quarter of fiscal 1998.

                                             QUARTERLY/FISCAL 1999
                                 -----------------------------------------------
                                    1st          2nd         3rd        4th
                                 ----------- ------------ ----------------------
                                 Unaudited, in millions except per share data
Revenue......................... $    1,553  $      1,801 $    1,805 $    1,643
Gross margin....................        321           428        434        369
Income (loss) from operations...        (37)          126         87      1,645
Net income (loss)...............        (30)          104         82      1,020
Net income (loss) per share:
  Basic.........................       (.12)          .43        .35       4.53
  Diluted.......................       (.12)          .42        .34       4.11
Price range per share:
  Low........................... $   16 1/8  $   19 13/16 $   25 5/8 $   25 5/8
  High.......................... $   27 3/8  $     34 1/2 $   44 1/4 $   33 1/2

   The results for the first quarter include a $78 million charge in connection with an amendment to the purchase agreement for the August 1997 acquisition of Quinta Corporation and a $7 million charge in connection with the separation agreement with the Company's former Chief Executive Officer. The results of the third quarter include a $72 million restructuring charge and the reversal of fiscal 1998 restructuring charges of $12 million. The results for the fourth quarter include a $1.670 billion net gain on the contribution of NSMG to New VERITAS, and a $119 million charge related to the Company's equity investment in VERITAS.

                                          QUARTERLY/FISCAL 1998
                              -------------------------------------------------
                                 1st          2nd          3rd          4th
                              ----------- -----------  -----------  -----------
                               Unaudited, in millions except per share data
Revenue.....................  $    1,896  $     1,673  $     1,675  $     1,575
Gross margin................         295          192          204          298
Income (loss) from
 operations.................        (200)        (277)        (221)          12
Net income (loss)...........        (240)        (183)        (129)          22
Net income (loss) per share:
  Basic.....................        (.98)        (.75)        (.53)         .09
  Diluted...................        (.98)        (.75)        (.53)         .09
Price range per share:
  Low.......................  $   34 1/8  $   18 7/16  $    17 3/4  $   19 7/16
  High......................  $   45 3/4  $    40 5/8  $   27 3/16  $    29 5/8

   The results for the first quarter include a $216 million write-off of in-process research and development incurred primarily in connection with the acquisition of Quinta Corporation and a $63 million charge for mark-to-market adjustments on certain of the Company's foreign currency forward exchange contracts. The results for the second quarter include a $205 million restructuring charge, a $22 million reduction in the $153 million charge recorded in 1997 as a result of the adverse judgment in the Amstrad PLC litigation (See "Management's Discussion and Analysis of Financial Condition and Results of Operations") and a $13 million charge for mark-to-market adjustments on certain of the Company's foreign currency forward exchange contracts. The results for the third quarter include a $142 million restructuring charge. The results for the fourth quarter include a $7 million write-off of in-process research and development incurred in connection with the acquisition of Eastman Software Storage Management Group, Inc. in June 1998. Prior periods have been restated to reflect SFAS 128, "Earnings Per Share," adopted in the second quarter of fiscal 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with the five-year summary of selected financial data in Item 6 of this Report and the Company's consolidated financial statements and the notes thereto in Item 8 of this Report. All references to years represent fiscal years unless otherwise noted.

                      CERTAIN FORWARD-LOOKING INFORMATION

   Certain statements in this Management's Discussion and Analysis ("MD&A"), and elsewhere in this Annual Report on Form 10-K for the fiscal year ended July 2, 1999 are forward-looking statements based on current expectations, and entail various risks and uncertainties that could cause actual results to differ materially from those projected in such forward-looking statements. Certain of these risks and uncertainties are set forth below under "Foreign Currency Risks," "Factors Affecting Future Operating Results," elsewhere in this MD&A and elsewhere in this Annual Report on Form 10-K. These forward-looking statements include the statements relating to continued price erosion in the first paragraph under "Results of Operations--1999 vs 1998," the statements relating to continued expansion into complementary markets and write-offs of in-process research and development in the fifth paragraph under "Results of Operations--1999 vs 1998," the statements relating to the 1999 effective tax rate in the eighth paragraph under "Results of Operations--1999 vs 1998," the statements relating to the IRS adjustments in the second paragraph under "Results of Operations--1999 vs 1998," the statements regarding the decline in value of the Thai baht and Malaysian ringgit relative to the U.S. dollar and future movements in currency exchange rates under "Disclosures about Market Risk--Foreign Currency Risk," the statements regarding capital expenditures in the third paragraph under "Liquidity and Capital Resources," the statements regarding the sufficiency of the Company's resources in the last paragraph under "Liquidity and Capital Resources," and the statements under "Factors Affecting Future Operating Results," among others.

                                    OVERVIEW

   Seagate designs, manufactures and markets products for storage, retrieval and management of data on computer and data communications systems. These products include disc drives, tape drives and software. Seagate designs, manufactures and markets a broad line of rigid magnetic disc drives for use in computer systems ranging from desktop personal computers to workstations and supercomputers, as well as in multimedia applications. The Company sells its products to original equipment manufacturers for inclusion in their computer systems or subsystems, and to distributors who typically sell to small OEMs, dealers, system integrators and other resellers. In addition, the Company markets a broad line of Travan, Digital Audio Tape (DAT) and Advanced Intelligent Tape (AIT) products. These products are dedicated back-up storage peripherals designed to meet the needs of market segments ranging from desktop PCs to midrange servers.

   The Company has pursued a strategy of vertical integration and accordingly designs and manufactures rigid disc drive components including recording heads, discs, disc substrates, motors and custom integrated circuits. It also assembles certain of the key subassemblies for use in its products including printed circuit board and head stack assemblies.

   The Company has also invested in, and currently intends to continue investigating opportunities to invest in software activities. The Company anticipates that users of computer systems will increasingly rely upon client/server network computing environments and believes that as this reliance increases, users will demand software that more efficiently and securely stores, manages, and accesses data and transforms it into usable information. As such, the Company has broadened its core competencies to include software products and technologies to meet these requirements.

   On May 28, 1999, the Company completed the contribution of its Network and Storage Management Group ("NSMG"), a portion of its Seagate Software subsidiary, to VERITAS Software. As part of the NSMG contribution to VERITAS Software, the Company received an equity position in the new VERITAS Software. The Company retains ownership of the remaining portion of its Seagate Software subsidiary, the Information Management Group ("IMG"). IMG includes Crystal Services, Inc., and Holistic Systems, Ltd. and offers business intelligence software solutions featuring Enterprise Information Management ("EIM"). IMG's products include features such as query and reporting, automated report scheduling and distribution, information delivery across the World Wide Web, on-line analytical processing ("OLAP"), forecasting, statistical analysis, discovery and data mining. IMG's primary products are Seagate Crystal Reports, Seagate Crystal Info and Seagate Holos.

   In addition, the Company has equity positions in Dragon Systems, Inc., a developer and producer of voice recognition software; Gadzoox Networks, a developer and producer of hardware and software products for storage area networks; SanDisk Corp., a designer and manufacturer of flash memory data storage products used in a wide variety of electronic products; and iCompression, a provider of real time MPEG-2 video and audio compression technology that enables low cost digital video-based solutions and allows economic storage and transmission of TV quality multimedia data.

 Business Combinations--In Process Research and Development

   The Company has a history of business combinations and during the three most recent fiscal years these included the contribution of its Network and Storage Management Group to New VERITAS in fiscal 1999 and the acquisitions of Quinta Corporation and Eastman Storage Software Management Group in fiscal 1998. No significant business combinations occurred in fiscal 1997. In connection with these business combinations, the Company has recognized significant write-offs of in-process research and development. The completion of the underlying in-process projects acquired within each business combination was the most significant and uncertain assumption utilized in the valuation analysis of the in-process research and development. Such uncertainties could give rise to unforeseen budget over runs and/or revenue shortfalls in the event that the Company is unable to successfully complete a certain R&D project. The Company is primarily responsible for estimating the fair value of the purchased R&D in all business combinations accounted for under the purchase method. The nature of research and development projects acquired, the estimated time and costs to complete the projects and significant risks associated with the projects are described below.

 Contribution of the Network and Storage Management Group to New VERITAS

   On May 28, 1999, Seagate Technology, and its direct and indirect subsidiaries, Seagate Software and the Seagate Software Network & Storage Management Group, closed and consummated the Agreement and Plan of Reorganization (the "Plan") dated as of October 5, 1998 with VERITAS Holding Corporation ("New VERITAS") and VERITAS Software Corporation ("VERITAS"). The Plan provided for the contribution by Seagate Technology, Seagate Software, and certain of their respective subsidiaries to New VERITAS of (a) the outstanding stock of the Network & Storage Management Group and certain other subsidiaries of Seagate Software and (b) those assets used primarily in the network and storage management business of Seagate Software (the "NSMG business"), in consideration for the issuance of shares of Common Stock of New VERITAS to Seagate Software and the offer by New VERITAS to grant options to purchase Common Stock of New VERITAS to certain of Seagate Software's employees who become employees of New VERITAS or its subsidiaries. As part of the Plan, New VERITAS assumed certain liabilities of the NSMG business. The Plan was structured to qualify as a tax-free exchange.

   Subsequent to the consummation, all outstanding securities of New VERITAS were assumed and converted into common stock of VERITAS with identical rights, preferences and privileges, on a share for share basis. As a result of the contribution of the NSMG business to New VERITAS, Seagate Software received a total of 69,148,208 shares of VERITAS common stock and former employees of the NSMG business received options to purchase an aggregate of 6,945,048 shares of VERITAS common stock. Share and option amounts for VERITAS have been adjusted to reflect the two-for-one stock split effective July 9, 1999 by VERITAS.

   Seagate Technology has accounted for the contribution of NSMG to New VERITAS as a non-monetary transaction using the fair value of the assets and liabilities exchanged. After the transaction, Seagate Software owns approximately 41.63% (69,148,208 shares) of the outstanding shares of VERITAS, including the NSMG business. Because Seagate Technology still owns a portion of the NSMG business through its ownership of VERITAS, Seagate Technology did not recognize 100% of the gain on the exchange. The gain recorded is equal to the difference between 58.37% of the fair value of the VERITAS common stock received and 58.37% of Seagate Technology's basis in the NSMG assets and liabilities exchanged. Seagate Technology is accounting for its on going investment in VERITAS using the equity method. The difference between the recorded amount of Seagate Technology's investment in VERITAS and the amount of its underlying equity in the net assets of VERITAS has been allocated based upon the fair value of the underlying tangible and intangible assets and liabilities of VERITAS. The intangible assets included amounts allocated to in-process research and development and resulted in a $85 million write-off included in activity related to equity interest in VERITAS in the accompanying statement of operations. Intangible assets including goodwill are being amortized over four years.

   Seagate Technology will include in its financial results its share of the net income or loss of VERITAS, excluding certain NSMG purchase accounting related amounts recorded by VERITAS, but including Seagate Technology's amortization of the difference between its recorded investment and the underlying assets and liabilities of VERITAS. Because of practicality considerations, the net income or loss of VERITAS will be included in the results of Seagate Technology on a one quarter lag basis. The results of VERITAS for the period from May 29, 1999 to June 30, 1999, the period subsequent to the contribution of NSMG to VERITAS, will be included in the Company's results of operations for the quarter ended October 1, 1999. The results of VERITAS for the period from July 1, 1999 to September 30, 1999 will be included in the Company's results for the quarter ended December 31, 1999.

   In a separate but related transaction to the NSMG contribution to VERITAS, on June 9, 1999, the Company exchanged 5,275,772 shares of its common stock for 3,267,255 of the outstanding shares of Seagate Software common stock owned by employees, directors and consultants of Seagate Software. The exchange ratio was determined based on the estimated value of Seagate Software common stock divided by the fair market value of Seagate Technology common stock.

   The estimated value of Seagate Software common stock exchanged into Seagate Technology common stock was determined based upon the sum of the fair value of the NSMG business, as measured by the fair value of the shares received from VERITAS, plus the estimated fair value of the Information Management Group ("IMG") of Seagate Software as determined by the Seagate Technology Board of Directors, plus the assumed proceeds from the exercise of all outstanding Seagate Software stock options, divided by the number of fully converted shares of Seagate Software. The Board of Directors of Seagate Technology considered a number of factors in determining the estimated fair value of the IMG business, including historical and projected revenues, earnings and cash flows, as well as other factors and consultations with financial advisors.

   The fair value of the Seagate Software shares acquired less the original purchase price paid by the employees was recorded as compensation expense for those shares outstanding and vested less than six months. The purchase of Seagate Software shares outstanding and vested more than six months was accounted for as the purchase of a minority interest and, accordingly, the fair value of the shares exchanged has been allocated to all of the identifiable tangible and intangible assets and liabilities of Seagate Software. In connection with the acquisition, Seagate Software recorded the acquisition of the minority interest, Seagate Technology recorded compensation expense amounting to approximately $124 million and wrote off purchased research and development amounting to $2 million in the fourth quarter of fiscal 1999. Associated intangible assets and goodwill are being amortized to operations over four years.

   The value allocated to projects identified as in-process technology at VERITAS and Seagate Software, for the minority interest acquired, were charged to expense in the fourth quarter of fiscal 1999. These write-offs were necessary because the acquired technologies had not reached technological feasibility at the date of purchase and have no future alternative uses. Seagate Software expects that the acquired in-process research and development will be successfully developed, but there can be no assurance that commercial viability of these products will be achieved.

   The nature of the efforts required to develop the purchased in-process technology into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specifications, including functions, features and technical performance requirements. The value of the purchased in-process technology for VERITAS was estimated as the projected net cash flows related to such products, including costs to complete the development of the technology and the future revenues to be earned upon commercialization of the products, excluding revenues attributable to future development efforts. These cash flows were then discounted back to their net present value. The projected net cash flows from such projects were based on management's estimates of revenues and operating profits related to such projects.

   As of the date of the contribution of NSMG to New VERITAS, Seagate Software's management and VERITAS Software's management anticipated the costs to complete the in-process technologies at approximately $5.8 million and $44.2 million, respectively.

 Quinta Corporation

   Quinta's research and development efforts revolve around Optically Assisted Winchester ("OAW") technology. OAW refers to Quinta's newly designed recording technology that, upon completion, would be implemented into Winchester hard disc drives. OAW combines traditional magnetic recording technology with Winchester hard disc drives and optical recording capabilities; optical recording technology enables greater data storage capacity. By integrating advanced optical features along with a highly fine and sophisticated tracking and delivery system within the head design, OAW would multiply the areal density of disc drives.

   Through August 8, 1997, the acquisition date, Quinta had demonstrated significant achievements in developing its technology. However, further technological milestones were required before technological feasibility could be achieved. Quinta's development process consists of the following development milestones: (i) route light (optical fiber), (ii) flying head use, (iii) recording media, (iv) mirror creation and demonstration (two stage servo), (v) complete assembly, (vi) form factor containment, (vii) design verification test, (viii) customer qualification, and (ix) delivery. Future products were expected to include fixed and removable drives and cartridges. Seagate Technology expected to introduce products incorporating Quinta's OAW technology within 12 months of the acquisition date.

   At the time of completing the Quinta acquisition, the Company estimated that additional R&D spending of $9.4 million and $3.9 million in fiscal 1998 and 1999, respectively, would be required to complete the project. Since that time, Seagate has redirected its efforts so that the Company is focused less on the development of a specific product and more on the advancement of optical technology in general. As such, the spending elements associated with the development of optical technology are embedded in the R&D budgets of the Company's product design centers and component technology organizations.

   At the present time the Company has no immediate plans to release a storage device which makes specific use of Quinta's "Optically Assisted Winchester" technology. Delay in releasing such a storage device is not expected to materially affect the Company's future earnings.

 Eastman Software Storage Management Group

   Eastman Software SMG ("Eastman") was acquired in June 1998. Eastman develops a hierarchical storage management product for Microsoft's Windows NT platform and its two primary products are OPEN/stor for Windows NT and AvailHSM for NetWare. By integrating Eastman's product line, Seagate will be able to convert its Storage Migrator product into a stand-alone HSM application for Windows NT environments. As of the date of acquisition, Seagate abandoned the AvailHSM product and technology due to dated features and functionality; the valuation analysis did not include a fair value for the AvailHSM product.

   As for OPEN/stor at the date of acquisition, Seagate planned to phase out the product over the following 12 to 15 months. Seagate's purpose for the acquisition was for the next generation technologies that were underway at Eastman, referenced by project names Sakkara and Phoenix. These projects were complete re-writes of Eastman's prior generation technology that would allow the product to be sold stand-alone upon completion. The anticipated release dates for Sakkara and Phoenix were the 2nd quarter of fiscal year 1999 and the 4th quarter of fiscal year 1999, respectively. As of the date of acquisition, Seagate anticipated the costs to complete both Sakkara and Phoenix at approximately $1.8 million. These products were not released prior to the closing of the contribution of NSMG to New VERITAS.

Results of Operations

   The following table sets forth certain items in the Company's Consolidated Statements of Operations as a percentage of revenue for each of the three years in the period ended July 2, 1999.


                                                              Percentage of
                                                                 Revenue
                                                              -----------------
                                                              1999  1998   1997
                                                              ----  ----   ----
Revenue...................................................... 100%  100%   100%
Cost of sales................................................  77    85     77
                                                              ---   ---    ---
Gross margin.................................................  23    15     23
Product development..........................................   9     9      5
Marketing and administrative.................................   8     7      6
Amortization of goodwill and other intangibles............... --      1    --
In-process research and development.......................... --      3    --
Restructuring................................................   1     5    --
Unusual items................................................   1   --       2
                                                              ---   ---    ---
Income (loss) from operations................................   4   (10)    10
Other income, net............................................  23   --     --
                                                              ---   ---    ---
Income (loss) before income taxes............................  27   (10)    10
Benefit (provision) for income taxes......................... (10)    2     (3)
                                                              ---   ---    ---
Net income (loss)............................................  17%   (8)%    7%
                                                              ===   ===    ===

   1999 vs 1998--Revenue in 1999 was flat when compared to 1998. A higher level of unit shipments, an increase of 9% as compared to 1998, combined with a shift in mix to the Company's higher priced products was offset by a continuing decline in the average unit sales prices of the Company's products as a result of intensely competitive market conditions. Revenue decreased to $1.643 billion in the fourth quarter of 1999 from $1.805 billion in the third quarter of 1999 as a result of price erosion. The Company's overall average unit sales price on its disc drive products was $194, $194, $196 and $177 for the four quarters of fiscal 1999, respectively. Average price erosion from fiscal year 1998 to fiscal year 1999 was 9%. The Company expects that price erosion in the data storage industry will continue for the foreseeable future. This competition and continuing price erosion may adversely affect the Company's results of operations in any given quarter and such an adverse effect often cannot be anticipated until late in any given quarter.

   The increase in gross margin as a percentage of revenue from the prior year was primarily due to cost savings as a result of the Company's restructuring activities and an intensive program of cost reduction resulting in lower average unit costs per disc produced. Excluding the gross margin of the Company's Seagate Software, Inc. subsidiary ("Seagate Software") which subsidiary's products generally have higher gross margins, the Company's gross margins would have been 19% and 11% in 1999 and 1998, respectively.

   Product development expenses decreased by $4 million (1%) compared with 1998, primarily due to a decrease of $23 million in occupancy costs, and a $19 million accrual in fiscal year 1998 for payments to former shareholders of Quinta for achievement of certain product development milestones. These decreases were substantially offset by increases of $12 million in salaries and related costs, $12 million in profit sharing accruals and $11 million in depreciation. The decrease of $23 million in occupancy costs from the comparable year-ago period was primarily due to the closure of certain of the Company's product design centers pursuant to its January 1998 restructuring plan.

   Marketing and administrative expenses increased by $32 million (6%) compared with 1998, primarily due to increases of $28 million related to the Company's software products and services, particularly those of Seagate Software's Information Management Group, $17 million in salaries and related costs, $8 million in legal expenses which includes settlements in the White, Hedgcoth and Lemelson cases (see Section I, Item 3, Legal Proceedings), $7 million in profit sharing accruals and $6 million in depreciation. These expenses were partially offset by decreases of $27 million in occupancy costs and $13 million in advertising and promotion expenses. The decrease of $27 million in occupancy costs from the comparable year-ago period was primarily due to the closure of certain of the Company's facilities pursuant to its January 1998 restructuring plan.

   Of the $223 million charge for the write-off of in-process research and development in 1998, $214 million was a result of the August 1997 acquisition of Quinta and $7 million was a result of the June 1998 acquisition of Eastman. See Acquisitions note to the consolidated financial statements.

   In 1999, the Company recorded restructuring charges of $72 million and reversed $12 million of restructuring accruals recorded in fiscal 1998, resulting in a net restructuring charge of $60 million. The $12 million reversal was a result of the Company abandoning its plan to seek an agreement with an external vendor to supply parts currently manufactured at a facility in Thailand. The $72 million restructuring charge was a result of steps the Company is taking to further improve the efficiency of its operations. These actions include closure of the Company's microchip manufacturing facility in Scotland; discontinuance of the Company's recording head suspension business located in Malaysia and Minnesota; consolidation of global customer service operations by relocating such operations in Singapore, Scotland and Costa Mesa, California to Mexico; and closure of the Company's recording media substrate facility in Mexico. In connection with this restructuring, the Company currently expects a workforce reduction of approximately 1250 employees. Approximately 631 of the 1,250 employees had been terminated as of July 2, 1999. As a result of employee terminations and the write-off or write-down of equipment and facilities in connection with implementing the fiscal year 1999 restructuring plan, the Company estimates that annual salary and depreciation expense will be reduced by approximately $27 million and $16 million, respectively. The Company anticipates that the implementation of the restructuring plan will be substantially complete by the end of March 2000.

   The Company is in the process of developing a restructuring plan designed to realign its manufacturing capacity and increase productivity. Some minor restructuring activities have taken place during the first quarter of fiscal 2000; however, as the plan is further developed, the Company expects there to be additional restructuring activities that could be substantial. As a result, the Company will be required to record a potentially substantial charge to operations associated with this restructuring in its fiscal quarter ended October 1, 1999.

   The $78 million charge to unusual items in 1999 was in connection with an amendment to the purchase agreement for the August 1997 acquisition of Quinta. See Acquisitions note to the consolidated financial statements. The $22 million in income in unusual items in 1998 represents a $22 million reduction of the $153 million charge recorded in 1997 to settle a lawsuit against the Company by Amstrad PLC.

   Net other income in 1999 increased by $1.633 billion compared with 1998. The increase in net other income was primarily due to the net gain of $1.670 billion on the contribution of the Company's NSMG business to VERITAS Software Corporation ("VERITAS") partially offset by the charge related to the Company's equity investment in VERITAS of $119 million in the fourth quarter of 1999. The net gain of $1.670 billion consisted of a gain of $1.806 billion net of compensation expense of $124 million and merger-related expenses of $12 million. In addition, the increase in net other income was due to $76 million of expenses related to mark-to-market adjustments in 1998 on certain of the Company's foreign currency forward exchange contracts for the Thai baht and the Malaysian ringgit.

   The Company recorded a $697 million provision for income taxes at an effective rate of 37% in 1999 compared with a $174 million benefit for income taxes at an effective rate of 25% in 1998. The change in income taxes was primarily due to income from operations in 1999 and to income taxes provided on the pre-tax gain of $1.670 billion recorded on the contribution of the Company's NSMG business to VERITAS Software Corporation. Excluding the effects of the VERITAS transaction, the non-deductible charges from the Quinta Corporation acquisition and certain non-recurring restructuring costs, the effective tax rate was approximately 28% in 1999.

   The Company provided income taxes at the U.S. statutory rate in 1999 on approximately 55% of its foreign earnings compared with approximately all of such earnings in 1998. A substantial portion of the Company's Far East manufacturing operations at plant locations in Singapore, Thailand, Malaysia and China operate under various tax holidays which expire in whole or in part during fiscal years 2001 through 2009. The net impact of these tax holidays was to increase net income by approximately $35 million ($.14 per share, diluted) in 1999. The tax holidays had no impact on the net loss in 1998.

   The Company received a statutory notice of deficiency dated June 27, 1997 from the Internal Revenue Service relative to taxable years 1991 through 1993 assessing potential deficiencies approximating $39 million plus interest and approximately $6 million of penalties. The Company petitioned the United States Tax Court on September 24, 1997 for a re-determination of the deficiencies. The Company believes that the likely outcome of this matter will not have a material adverse effect on its financial position or results of operations.

   The Company received a statutory notice of deficiency dated June 12, 1998 from the Internal Revenue Service relative to Conner's taxable years 1991 and 1992 assessing potential deficiencies approximating $11 million plus interest. The Company petitioned the United States Tax Court on September 10, 1998 for a re-determination of the deficiencies. The Company believes that the likely outcome of this matter will not have a material adverse effect on its financial position or results of operations.

   1998 vs 1997--Revenue in 1998 was 24% lower than that reported in 1997. The decrease in revenue from the prior year was due primarily to a continuing decline in the average unit sales prices of the Company's products as a result of intensely competitive market conditions, a lower level of unit shipments reflecting continuing weakness in demand for the Company's disc drive products and a shift in mix away from the Company's higher priced products. The price erosion accounted for $1.6 billion of the revenue decline while volume issues accounted for $0.4 billion.

   The decrease in gross margin as a percentage of revenue from the prior year was primarily due to a continuing decline in the average unit sales prices of the Company's disc drive products, particularly its desktop products, as a result of intensely competitive market conditions, lower consolidated revenue and a shift in mix away from the Company's higher performance disc drives, partially offset by reductions in manufacturing costs. In 1997 desktop gross margins improved over 1996 primarily due to strong demand for these products. This strong demand resulted in most of the Company's desktop disc drive products going on allocation and thus stabilizing prices. In 1998 the situation changed. There was excess capacity in the industry for desktop disc drives which resulted in severe price erosion. Because of these factors, as well as poor time-to-market performance with respect to the Company's products, desktop gross margins declined substantially in 1998. The Company's overall average unit sales price on its disc drive products was $219, $206, $208 and $229 for the four quarters of fiscal 1998, respectively. Additionally, there was an increase in revenue (34%) of the Company's Seagate Software, Inc. subsidiary ("Seagate Software") which subsidiary's products generally have higher gross margins. Excluding the gross margin of Seagate Software, the Company's gross margins would have been 11% and 22% in 1998 and 1997, respectively.

   Product development expenses increased by $126 million (27%) compared with 1997, primarily due to increases of $39 million in salaries and related costs, $26 million in allocated occupancy costs and $19 million in payments or accruals for such payments to former shareholders of Quinta Corporation ("Quinta"), acquired by the Company in August 1997, for achievement of certain product development milestones, and an overall increase in the Company's product development efforts. The Company's product development activities include efforts to improve its time-to-market performance, the development of ultra-high capacity disc drive technologies, including a new optically-assisted Winchester (OAW) technology being developed by Quinta and development efforts related to its software and tape drive products. These increases in expenses were partially offset by substantially reduced employee profit sharing and executive bonuses in 1998.

   Marketing and administrative expenses increased by $9 million (2%) compared with 1997, primarily due to increases of $22 million in advertising and promotion expenses, $21 million in marketing and administrative expenses related to the Company's software products and services, particularly those of Seagate Software's Information Management Group and $17 million in salaries and related costs. These increases in expenses were partially offset by decreases of $21 million in allocated occupancy costs, $15 million in employee profit sharing and executive bonuses, $10 million in legal expenses and $6 million in the provision for bad debts.

   Amortization of goodwill and other intangibles decreased by $10 million (20%) compared with 1997, primarily due to the inclusion in amortization expense of the write-down of goodwill and the write-offs and write-downs in 1997 of certain intangible assets related to past acquisitions of software companies whose value had become permanently impaired and the resultant subsequent $13 million reduction in amortization expense, partially offset by additional amortization of $2 million related to goodwill and intangibles arising from the Company's additional investment in Dragon Systems, Inc. ("Dragon") in September 1997.

   Of the $223 million charge for the write-off of in-process research and development, $214 million was a result of the August 1997 acquisition of Quinta and $7 million was a result of the June 1998 acquisition of Eastman Software Storage Management Group, Inc. ("ESSMG"). In April and June 1997, Seagate invested an aggregate of $20 million to acquire approximately ten percent (10%) of Quinta's stock. In August 1997, the Company completed the acquisition of Quinta. Pursuant to the purchase agreement with Quinta, the shareholders of Quinta, other than Seagate, received cash payments aggregating $230 million upon the closing of the acquisition and were eligible to receive additional cash payments aggregating $96 million upon the achievement of certain product development and early production milestones. Of the $96 million, $19 million was paid or accrued in fiscal 1998. In July 1998, the Company and Quinta amended the purchase agreement to eliminate the product development and early production milestones and provide that the former shareholders of Quinta would be eligible to receive the remaining $77 million and the $14 million that had been accrued but unpaid in fiscal 1998. In the first quarter of fiscal 1999, the Company took a charge to operations for the remaining $77 million. The Company recognizes the uncertainty associated with the completion of purchased in-process research and development. Such uncertainties could give rise to unforeseen budget overruns and/or revenue shortfalls in the event that the Company is unable to successfully complete a given research and development project.

   The Company recorded restructuring charges of $205 million in the second quarter of 1998 and $142 million in the third quarter of 1998. The aggregate charges of $347 million reflect steps the Company is taking to align worldwide operations with current market conditions by reducing existing capacity in all areas of the Company and improving the productivity of its operations and the efficiency of its development efforts by consolidating manufacturing and R&D operations. Actions include exiting production of mobile products; early discontinuation of several other products; closing and selling the Clonmel, Ireland drive manufacturing facility; closing and subleasing the San Jose and Moorpark, California design center facilities; aborting production expansion projects in Cork, Ireland; and divesting the Company of the new Philippines manufacturing facility, which was nearing completion.

   The restructuring charges were comprised of employee related costs for severance of $57 million; facilities costs for facilities the Company is no longer using for current activities which include lease termination and holding costs of $24 million for facilities located in California and the Far East, and the write-off or write-down of owned and leased facilities located in California, the Philippines and Ireland of $54 million; write-off or write-down of $137 million for excess manufacturing, assembly and test equipment and tooling formerly utilized primarily in California, Singapore, Thailand and Ireland; write-off of intangibles and other assets including $9 million for capital equipment deposits and $2 million for goodwill associated with permanently impaired equipment; contract cancellations comprised of $43 million for costs incurred to cancel outstanding purchase commitments existing prior to the plan of restructure; and other costs comprised of the repayment of various grants to the Industrial Development Agency of Ireland of $7 million and a contingency of $14 million for adjustments to estimates used when the restructuring charge was recorded.

   The fiscal year 1998 aggregated restructuring reserve included asset write-offs or write-downs of tangible assets totaling $200 million and intangible assets totaling $2 million. During the quarter ended January 2, 1998, forecasted production needs were much lower than the current capacity of the Company and the Company recognized that the recent oversupply in the marketplace was not a short-term anomaly. This oversupply was as a result of competitors in the drive industry completing expansion plans at the same time that customer demand flattened out in addition to efficiency improvements achieved in the Company's manufacturing processes. In this period, the Company also decided to discontinue production of all or a portion of products within the Elite, Bali, Cuda, Explorer and Phoenix/Futura product families, rendering test and manufacturing equipment unique to those products as excess. Prior to this period, there was no indication of permanent impairment of the assets associated with the recent excess capacity of the Company or the products to be discontinued. These assets included owned facilities that the Company is vacating, manufacturing, assembly and test equipment and tooling unique to production of discontinued products and excess equipment as a result of consolidating facilities and leasehold improvements for leased facilities to be vacated. Discounted future cash flows and evaluations of the resale market for certain assets were used to estimate fair value.

   The Clonmel, Ireland facility was sold in May 1998 and the majority of the other tangible assets have been disposed of or sold. The remaining assets are the Philippines facility, a manufacturing facility in Thailand and the manufacturing equipment located at the Thailand facility. The Philippines facility remains vacant and the Company continues to actively seek a buyer. The manufacturing facility in Thailand continues to be utilized until a satisfactory agreement can be made with an external vendor to supply parts currently manufactured at this location. The Company is actively seeking such an agreement. Until such time as a supplier is qualified, the Company is continuing to depreciate the Thailand facility and the equipment at this facility. When these assets are identified as available for sale, no further depreciation will be recorded. The Company is marketing vacated leased facilities for sublease unless the remaining lease term is so short as to make a sublease impractical.

   As a result of employee terminations and write-off or write-down of equipment and facilities in connection with implementing the fiscal year 1998 restructuring plan, the Company estimates that annual salary and depreciation expense will be reduced by approximately $170 million and $70 million, respectively. Certain lease termination and holding costs related to vacated facilities continue to be incurred and charged against the restructuring reserve until the leases expire or the facilities are subleased.

   Amstrad PLC ("Amstrad") initiated a lawsuit against the Company in 1992 concerning the Company's sale of allegedly defective disc drives to Amstrad. On November 6, 1997, the Company and Amstrad settled all of the outstanding disputes. The settlement resulted in a $22 million reduction in 1998 against the $153 million charge recorded in 1997. The $22 million reduction and the $153 million charge are included in unusual items in the Consolidated Statements of Operations for 1998 and 1997, respectively.

   Net other income in 1998 decreased by $51 million, compared with 1997, primarily due to charges for mark-to-market adjustments in 1998 of $76 million on certain of the Company's foreign currency forward exchange contracts for the Thai baht and the Malaysian ringgit offset by $10 million of other foreign currency transaction gains. Additionally there was an increase in interest expense of $16 million due to higher average levels of long-term debt outstanding. These decreases in net other income were partially offset by a decrease of

$10 million in the charge for minority interest as a result of lower income in the Company's majority-owned subsidiary in Shenzhen, China, an $8 million gain on sales of the Company's investment in Overland Data, Inc. and a $6 million increase in interest income.

   The Company recorded a $174 million benefit from income taxes at an effective rate of 25% in 1998 compared with a $233 million provision for income taxes at an effective rate of 26% in 1997. The change in income taxes was primarily due to the loss from operations incurred in 1998. Excluding the acquisition of Quinta, certain non-recurring restructuring costs and the reversal of certain Amstrad litigation charges, the effective tax rate was approximately 28% in 1998. Excluding the Amstrad litigation charge, the effective tax rate was approximately 28% in 1997.

   The Company provided income taxes at the U.S. statutory rate of 35% in 1998 on substantially all of its earnings from foreign subsidiaries compared with approximately 66% of such earnings in 1997. A substantial portion of the Company's Far East manufacturing operations at plant locations in Singapore, Thailand, Malaysia and China operate under various tax holidays which expire in whole or in part during fiscal years 1999 through 2005. The tax holidays had no impact on the net loss in 1998. The net impact of these tax holidays was to increase net income by approximately $71 million ($0.28 per share, diluted) in 1997.

                                     OTHER

   For 1999, the net loss resulting from the remeasurement of foreign financial statements into U.S. dollars was $4 million. Such net gains (losses) did not have a significant effect on the results of operations for 1998 or 1997. The effect of inflation on operating results for 1999, 1998 and 1997 has been insignificant. The Company believes this is due to the absence of any significant inflation factors in the industry in which the Company participates.

   In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997, and was adopted by the Company for its fiscal year 1999. The adoption of SFAS 130 did not have a material impact on the Company's financial statements.

   Also in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 replaces Statement of Financial Accounting Standards No. 14 and changes the way public companies report segment information. This statement is effective for fiscal years beginning after December 15, 1997 and was adopted by the Company for its fiscal year 1999. The adoption of SFAS 131 did not have a material impact on the Company's financial statements.

   In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that derivatives be recognized in the balance sheet at fair value and specifies the accounting for changes in fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is in the process of assessing the impact of this pronouncement on its financial statements.

   In the second quarter of 1998, the Company implemented Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). All earnings per share amounts for all periods have been presented and, where necessary, restated to conform to the requirements of SFAS 128. The adoption of SFAS 128 did not have a material impact on the Company's earnings per share.

                        LIQUIDITY AND CAPITAL RESOURCES

   At July 2, 1999, the Company's cash, cash equivalents and short-term investments totaled $1.623 billion, a decrease of $204 million from the prior year-end balances. This decrease was primarily a result of expenditures of $603 million for property, equipment and leasehold improvements and the repurchase of approximately 27 million shares of the Company's common stock for nearly $860 million, partially offset by net cash provided by operating activities. The Company's cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase, while its short-term investments primarily consist of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase.

   As of July 2, 1999, the Company had committed lines of credit of $84 million that can be used for standby letters of credit or bankers' guarantees. At July 2, 1999, $67 million of these lines of credit were utilized.

   The Company made investments in property and equipment in 1999 totaling $643 million. This amount comprised $273 million for manufacturing facilities and equipment for the recording head operations in the United States, Northern Ireland and Malaysia; $226 million for manufacturing facilities and equipment related to the Company's subassembly and disc drive final assembly and test facilities in the United States, Far East and the United Kingdom; $85 million for expansion of the Company's thin-film media operations in California, Singapore, Northern Ireland and Mexico; and $59 million for other purposes. The Company presently anticipates investments of approximately $700 million in property and equipment in 2000. The Company plans to finance these investments from existing cash balances and future cash flows from operations.

   During the year ended July 2, 1999, the Company acquired approximately 27 million shares of its common stock for nearly $860 million. The repurchase of a portion of these shares completed a stock repurchase program announced in June 1997 in which up to $600 million of the Company's common stock was authorized to be acquired in the open market. The repurchase of the remainder of these shares was in connection with an amendment to the June 1997 stock repurchase program announced in February 1999 in which up to an additional $500 million worth of the Company's common stock was authorized to be acquired in the open market. In April 1999, the Company's Board of Directors approved an additional increase to its existing stock repurchase program pursuant to which up to an additional 25 million shares of the Company's common stock may be acquired in the open market.

   During the year ended June 27, 1997, the Company issued senior debt securities totaling $700 million principal amount with interest rates ranging from 7.125% to 7.875% and maturities ranging from seven years to forty years.

   The Company believes that its cash balances together with cash flows from operations and its borrowing capacity will be sufficient to meet its working capital needs for the foreseeable future.

   On June 9, 1999, the Company completed an exchange offer pursuant to which it had offered to acquire from Seagate Software stockholders all outstanding shares of Seagate Software common stock in exchange for shares of Seagate Technology common stock pursuant to an Information Circular/Prospectus dated April 26, 1999. On the day the NSMG combination closed, employees of the Network & Storage Management Group business became employees of VERITAS and ceased to be employees of Seagate Software or the Company, as the case may be. As a result, employees of Seagate Software who became VERITAS employees and who exchanged their Seagate Software options for VERITAS options have the ability to sell their shares in a public market. The Company wished to provide a similar opportunity for all Seagate Software stockholders and holders of vested options, including the significant number of such persons who remained employees of Seagate Software's Information Management Group and therefore were not be eligible for the VERITAS option exchange offer. Based on information provided by the exchange agent, approximately 3,267,255 shares of Seagate Software Common Stock were tendered of which approximately 3,104,735 were exchanged into

5,272,040 shares of Seagate Technology Common Stock. Giving effect to the shares of Seagate Software Common Stock tendered in the Exchange Offer, the Company beneficially owned, as of June 10, 1999, approximately 57,962,988 shares of Seagate Software Common Stock, or 99.96 % of the shares of Seagate Software Common Stock outstanding as of that date. Directors and officers of Seagate Technology exchanged an aggregate of 278,329 shares of Seagate Software Common Stock.

   Pursuant to a registration statement declared effective by the Securities and Exchange Commission on August 9, 1999, the Company's Seagate Software subsidiary sold an aggregate of 8,232,667 shares of VERITAS common stock for proceeds of $396.8 million, net of underwriting discounts and commissions and before expenses. Seagate Software acquired such shares in connection with the contribution of the Network & Storage Management Group business to VERITAS. The underwriters have an option to acquire an additional 909,833 shares of VERITAS common stock to cover over-allotments from Seagate Software prior to September 8, 1999 at a per share price of $48.1925 (net of underwriting discounts and commissions). In connection with the sale of the VERITAS shares, Seagate Software agreed that it would not sell or otherwise dispose of any additional shares of VERITAS common stock prior to November 7, 1999. Certain exceptions to this limitation apply, including transfers to affiliated entities and the sale of the remaining over-allotment option noted above.

   On August 17, 1999, SanDisk Corporation, a company in which Seagate holds an equity interest, filed a registration statement with the Securities and Exchange Commission in connection with a public offering of 3,000,000 shares of its common stock. Of the 3,000,000 shares, 2,750,000 will be sold by SanDisk and 250,000 will be sold by the Company.

   Concurrent with the equity offering, the Company will enter into a prepaid forward contract with the SanDisk PEPS Trust in connection with a public offering of an aggregate of $200 million of Premium Exchangeable Participating Shares, or PEPS, of the Trust. The SanDisk PEPS Trust will offer the underwriters an option to purchase an additional $30 million of PEPS to cover any over-allotments in connection with the PEPS offering.

   In addition, Thomas F. Mulvaney, senior vice president, general counsel and secretary of Seagate Technology, resigned from SanDisk's board of directors on August 13, 1999.

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

  . manufacturing delays or interruptions, particularly at our major manufacturing facilities in Malaysia, Thailand, China and Singapore,

  . acceptance by customers of competing technologies in lieu of our products,

  .  variations in the cost of components for our products,

  . limited access to components that we obtain from a single or a limited number of suppliers,

  . our inability to reduce our fixed costs to match revenue in any quarter because of our vertical manufacturing strategy,

  . the impact of changes in foreign currency exchange rates on the cost of our products and the effective price of such products to foreign consumers, and

  .  competition and consolidation in the data storage industry.

   In addition, our future operating results may also be adversely affected if we receive an adverse judgment or settlement in any of the legal proceedings to which we are a party. See Part I, Item 3, Legal Proceedings.

We face intense competition and may not be able to compete effectively

   Even during periods when demand is stable, the data storage industry is intensely competitive and vendors experience price erosion over the life of a product. Historically our competitors have offered new or existing products at lower prices as part of a strategy to gain or retain market share and customers. We expect these practices to occur again in the future. We also expect that price erosion in our industry will continue for the foreseeable future. Because we may need to reduce our prices to retain our market share, the competition could adversely affect our results of operations in any given quarter. We have experienced and expect to continue to experience intense competition from a number of domestic and foreign companies including the other independent disc drive manufacturers, as well as large integrated multinational manufacturers such as:

       INTEGRATED                                   INDEPENDENT
       ----------                                   -----------
       Fujitsu Limited                              Maxtor Corporation
       International Business Machines Corporation  Quantum Corporation
       NEC Corporation                              Western Digital Corporation
       Samsung Electronics Co. Ltd.
       Toshiba Corporation

   Integrated multinational manufacturers present formidable competitors because they have more substantial resources and access to customers without having to consider the profitability of the disc drive business in pricing its components. For example, IBM recently entered into agreements with both EMC and Dell under which IBM will likely supply a substantial portion of these companies' disc drive needs. We face risks that IBM and other integrated multinational manufacturers will enter into similar agreements with a substantial number of our customers to supply those customers' disc drive requirements as part of a more expansive agreement.

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

We may not develop products in time to meet changing technologies

   Our customers have demanded new generations of drive products as advances in other hardware components and software have created the need for improved storage products with features such as increased storage capacity or improved performance and reliability. As a result, the life cycles of our products have been shortened, and we have been required to constantly develop and introduce new cost-effective drive products within time to market windows that become progressively shorter. We had research and development expenses of $581 million, $585 million and $459 million in fiscal 1999, 1998 and 1997, respectively.

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

   Our products are used in combination with other hardware, such as microprocessors, and other software. Seagate Technology's future success will also require strong demand by consumers and businesses for computer systems, storage upgrades to computer systems and multimedia applications. If delivery of our products is delayed, our original equipment manufacturer ("OEM") customers may use our competitors' products in order to meet their production requirements. In addition, if delivery of those OEMs' computer systems into which our products are integrated is delayed, consumers and businesses may purchase comparable products from the OEMs' competitors. The consumers and businesses may wait to make their purchases if they want to buy a product that has been announced but not yet released, thus we would not be able to sell our existing inventory of products. If customers hold back in anticipation of a new product, or buy from a competitor instead, our operating results may be significantly adversely impacted.

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

We have experienced delays in the introduction of products due to supply of components

   Seagate Technology also relies on independent suppliers for certain components. In the past we have experienced production delays when we were unable to obtain sufficient quantities of certain components. Any prolonged interruption or reduction in the supply of any key components could have a material adverse effect on our business, operating results and financial condition. We may rely on single or limited source suppliers for certain components used in our products. We may not be able to obtain components that meet our specifications and quality standards at prices that enable us to earn a profit on the finished products. For example, in the past Seagate Technology has experienced delays obtaining head stack assemblies and certain integrated circuits for printed circuit board assemblies due to lead-time requirements or changes in specifications. As a result, certain of our suppliers substantially increased the price of such components, and we have incurred increased costs for certain of these components as a result of supply shortages. If we experience any extended interruption or reduction in the supply of any key components, our business, results of operations and financial condition could be materially adversely affected.

If our customers delay or cancel orders, our revenue will be adversely affected

   The data storage industry has been characterized by large volume OEM purchase agreements and large distributor orders. Typically, our OEM purchase agreements permit the OEMs to cancel orders and reschedule delivery dates without significant penalties. In the past, orders from many of our OEMs were cancelled or delivery schedules were delayed as a result of changes in the requirements of the OEM's customers. These order cancellations and delays in delivery schedules have had a material adverse effect on our results of operations in the past, and may again in the future. Our OEMs and foreign distributors typically furnish us with non-binding indications of their near-term requirements, with product deliveries based on weekly confirmations. To the extent actual orders from foreign distributors and OEMs decrease from their non-binding forecasts, such variances could have a material adverse effect on our business, results of operations and financial condition.

We face risks from our international operations

   Seagate Technology has significant offshore operations including manufacturing facilities, sales personnel and customer support operations. We have manufacturing facilities in Singapore, Thailand, the People's

Republic of China, Northern Ireland, Malaysia, and Mexico, in addition to those in the United States. Our offshore operations are subject to certain inherent risks including:

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

   Seagate Technology's products are priced predominately in U.S. dollars even when sold to customers who are located abroad. The currency instability in the Asian and other financial markets may make our products more expensive than products sold by other manufacturers that are priced in one of the affected currencies. Therefore, foreign customers may reduce purchases of our products. We anticipate that the turmoil in financial markets and the deterioration of the underlying economic conditions in the recent past in certain countries, including those in Asia, may have an impact on our sales to customers located in or whose end-user customers are located in those countries due to:

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

    .  higher interest rates,

    . reduced bank lending due to contractions in the money supply or the deterioration in the customer's or its bank's financial condition, or

    .  the inability to access other financing

We face risks from the contribution of our Network & Storage Management Group to VERITAS

   We consolidated our software businesses into a single entity called Seagate Software in 1996. Seagate Software's business consisted of two primary divisions, Network & Storage Management Group and Information Management Group. We contributed NSMG to a newly formed company, New VERITAS, consisting of NSMG and VERITAS Software Corporation on May 28, 1999. Seagate Technology's Seagate Software subsidiary and Seagate Software employees who became New VERITAS employees and who held stock options in Seagate Software received approximately 42% of the fully diluted equity in New VERITAS.

   We face a number of risks from the closing of the NSMG combination including:

  . Information Management Group employees may be distracted by concerns about whether we will continue to operate that business or spin it off, and may not meet critical deadlines in their assigned tasks,

  . the ongoing OEM relationship with the Network & Storage Management Group and our tape drive operations may be disrupted and we may not be able to meet our customers' order deadlines or needs as a result,

  . we have agreed not to compete in certain storage management software markets for a specified period of time after the closing of the NSMG combination and may not be able to benefit from future opportunities in those markets,

  . we do not have significant control over the management of New VERITAS, although currently we have two representatives on its board of directors, but our financial statements and results of operations will reflect 42% of New VERITAS' operations which may impact our stock price, and

  . we are only permitted to sell our interest in New VERITAS in limited increments.

Acquisition related accounting charges will reduce our profits

   We intend to continue our expansion into complementary data technology businesses through internal growth as well as acquisitions. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations and products of the acquired businesses and the potential loss of key employees or customers of the acquired businesses. We expect that we will continue to incur substantial expenses as we acquire other businesses including charges for the write-off of in-process research and development. Our operating results have fluctuated in the past and may fluctuate in the future because of the timing of such write-offs. For example, we incurred a charge to operations in the first quarter of fiscal 1998 of approximately $214 million for the write-off of in-process research and development related to our acquisition of Quinta Corporation and a charge to operations in the fourth quarter of fiscal 1999 of approximately $85 million for the write-off of in-process research and development related to the contribution of the Network & Storage Management Group business to New VERITAS, and will experience ongoing charges related to the amortization of purchased intangibles amounting to approximately $100 million per quarter.

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

   We are incurring various costs to provide customer support and customer satisfaction services regarding Year 2000 issues and anticipate that these expenditures will continue in fiscal 2000 and thereafter. In addition, we have contacted our major customers to determine whether their products into which our products have been and will be integrated are Year 2000 compliant. Seagate Technology has received assurances of Year 2000 compliance from major US customers. Many offshore customers have not responded and are under no contractual obligation to provide us with Year 2000 compliance information. Seagate Technology is taking steps with respect to new customer agreements to ensure that the customers' products and internal systems are Year 2000 compliant.

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

   Our Systems. We have also initiated a comprehensive program to address Year 2000 readiness in our internal systems and with our customers and suppliers. Our program has been designed to address our most critical internal systems first and to gather information regarding the Year 2000 compliance of products supplied to Seagate Technology and into which our products are integrated. Seagate Technology conducted a Year 2000 inventory of information technology systems in the first quarter of 1997. Risk assessment was substantially complete by the end of the second quarter of 1997, and remediation activities were completed. However, as participation in the Year 2000 readiness projects continues to increase throughout the Company, additional systems are being added for assessment and audit. Approximately 2,200 items were identified, and as of August 1999, all items have been resolved with the exception of two phased deployments in certain Asian plants which are on schedule and are being managed on an exception basis to the overall project schedule. Before new technology acquisitions are implemented, they are inventoried and assessed; these are not included in the foregoing project dates. An initial inventory of technology systems not managed by the Information Technology organization was completed in the third calendar quarter of 1997. A second inventory in the second and third calendar quarters of 1998 included all manufacturing operations with special emphasis on embedded technology and facilities.

   Approximately 6,000 items were identified (non-information technology and embedded combined) of which approximately two-thirds are Year 2000 compliant.

   We are using the following phased approach to Year 2000 readiness: inventory, assessment, disposition, test and audit. Anticipated dates of completion of each phase are as follows:

      1. Inventory...........................................      Complete
      2. Assessment..........................................      Complete
      3. Disposition.........................................      Complete
      4. Test................................................      Complete
      5. Audit............................................... September 15, 1999

   These activities are intended to encompass all major categories of systems in use by Seagate Technology, including manufacturing, engineering, sales, finance and human resources. To date, we have not incurred material costs related to assessment and remediation of Year 2000 readiness. We currently expect that the total cost of our Year 2000 readiness programs, excluding redeployed resources, will not exceed $10 million. This total cost estimate does not include potential costs related to any customer or other claims or the costs of internal software or hardware replaced in the normal course of business. The total cost and time to completion estimates are based on the current assessment of our Year 2000 readiness needs and are subject to change as the projects proceed.

   Seagate Technology's material third party relationships include relationships with suppliers, customers and financial institutions. Seagate Technology has identified 600 suppliers which are critical to our operations, and we have surveyed each to provide details of their Year 2000 efforts, including internal systems, operations and supply chain as well as a schedule for their projects. As of March 1999, 99% of such suppliers had responded affirmatively and been approved. In May 1999, we initiated an onsite validation process for those suppliers considered most critical. We expect to complete this phase by September 1999; plans will be developed for any that fail validation, including alternate sources or additional inventory for sole source suppliers. In addition, Seagate Technology has joined the High Tech Consortium for Year 2000 to pool supply chain efforts with other companies in our industry.

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

   Because Year 2000 compliance measures for Seagate Technology's core and mission-critical systems are complete, we do not consider failure of these systems to be within a reasonable Year 2000 worst case scenario. We believe we are primarily at risk due to failures within external infrastructures such as utilities and transportation systems. We are currently examining these risk areas to develop responses and action plans. These include a business shutdown at all locations on December 31, 1999 and, where justified due to external risk factors, power down on December 31, 1999 with controlled startup prior to business resumption on January 3, 2000.

   While we currently expect that the Year 2000 issues will not pose significant operational problems, we could experience material adverse effects on our business if we fail to fully identify all Year 2000 dependencies in our systems and in the systems of our suppliers, customers and financial institutions. Those material adverse effects could include delays in the delivery or sale of Seagate Technology's products. Therefore, we are developing contingency plans for continuing operations in the event such problems arise.

Our stock price will fluctuate

   Our stock price has varied greatly as has the volume of shares of our common stock that are traded. We expect these fluctuations to continue due to factors such as:

  . announcements of new products, services or technological innovations by us or our competitors,
  . announcements of major restructurings by us or our competitors, . quarterly variations in our results of operations as a result of our fixed short-term cost structure and volatility in the demand for our products,
  . changes in revenue or earnings estimates by the investment community and speculation in the press or investment community stemming from our past performance, concerns about demand for our products, or announcements by our competitors,
  . general conditions in the data storage industry or the personal computer industry such as the substantial decline in demand for disc drive products that occurred during fiscal 1998,
  . changes in our revenue growth rates or the growth rates of our competitors,
  . sales of large blocks of our stock that may lead to investors' concerns that our performance will falter and leading those investors to flood the market to liquidate their holdings of our shares,
  . adverse impacts on our operating results if we receive an adverse judgment or settlement in any of the legal proceedings to which we are a party, such as the impact on our earnings in fiscal 1997 from the costs resulting from the settlement of a lawsuit by Amstrad PLC, and
  .  price erosion.

   The stock market may from time to time experience extreme price and volume fluctuations. Many technology companies have experienced such fluctuations. In addition, our stock price may be affected by general market conditions and domestic and international macroeconomic factors unrelated to our performance. Often such fluctuations have been unrelated to the operating performance of the specific companies. The market price of our common stock may experience significant fluctuations in the future. For example, our stock price fluctuated from a high of $44 1/4 to a low of $16 1/8 during fiscal year 1999.

ITEM 7A. DISCLOSURES ABOUT MARKET RISK

   Interest Rate Risk--The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and long- term debt obligations. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. As stated in its policy, the Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.

   The Company mitigates default risk by investing in only the highest credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

   The Company has no cash flow exposure due to rate changes for long-term debt obligations. The Company primarily enters into debt obligations to support general corporate purposes including capital expenditures and working capital needs.

   The table below presents principal (or notional) amounts and related weighted average interest rates by year of maturity for the Company's investment portfolio and debt obligations. All investments mature, by policy, in three years or less, except for certain types of investments that may mature in more than three years but whose weighted average maturity is three years or less.

                                                                          Fair Value
                         2000  2001  2002  2003 2004  Thereafter Total   July 2, 1999
                         ----  ----  ----  ---- ----  ---------- ------  ------------
                                           Dollars in millions
Assets
Cash equivalents
  Fixed rate............ $350  $--   $--   $--  $--      $--     $  350     $  350
  Average interest
   rate................. 5.29%  --    --    --   --       --       5.29%
Short-term investments
  Fixed rate............  202   364   432   --   --       --        998        994
  Average interest
   rate................. 5.48% 6.02% 6.61%  --   --       --       6.17%
  Variable rate.........  233   --    --    --   --       --        233        233
  Average interest
   rate................. 5.03%  --    --    --   --       --       5.03%
  Total investment
   securities...........  785   364   432   --   --       --      1,581*     1,577
  Average interest
   rate................. 5.26% 6.02% 6.61%  --   --       --       5.80%
Long-Term Debt
  Fixed rate............  --    --    --    --   200      500       700        663
  Average interest
   rate.................  --    --    --    --  7.03%    7.45%     7.33%

--------
*  Includes $4 million of accreted interest to be received at maturity.

   Foreign Currency Risk--The Company transacts business in various foreign countries. Its primary foreign currency cash flows are in emerging market countries in Asia and in certain European countries. During 1998, the Company employed a foreign currency hedging program utilizing foreign currency forward exchange contracts and purchased currency options to hedge local currency cash flows from payroll, inventory, other operating expenditures and fixed asset purchases in Singapore, Thailand, Malaysia, and Ireland. Under this program, increases or decreases in the Company's local currency operating expenses and other cash outflows, as measured in U.S. dollars, partially offset realized gains and losses on the hedging instruments. The goal of this hedging program was to economically guarantee or lock in the exchange rates on the Company's foreign currency cash outflows rather than to eliminate the possibility of short-term earnings volatility. Based on uncertainty in the Southeast Asian foreign currency markets, the Company has temporarily suspended purchasing foreign currency forward exchange and option contracts for the Thai baht, Malaysian ringgit and Singapore dollar. The Company does not use foreign currency forward exchange contracts or purchased currency options for trading purposes.

   Under the Company's foreign currency hedging program, gains and losses related to qualified hedges of firm commitments and anticipated transactions were deferred and recognized in income or as adjustments of carrying amounts when the hedged transaction occurred. All other foreign currency hedge contracts were marked-to-market and unrealized gains and losses were included in current period net income. Because not all economic hedges qualified as accounting hedges, certain unrealized gains and losses were recognized in income in advance of the actual foreign currency cash flows. This mismatch of accounting gains and losses and foreign currency cash flows was especially pronounced during the first and second quarters of fiscal 1998 as a result of the declines in value of the Thai baht and Malaysian ringgit, relative to the U.S. dollar. This mismatch resulted in a pre-tax charge of $76 million for the year ended July 3, 1998.

   The table below provides information as of July 2, 1999 about the Company's derivative financial instruments, comprised of foreign currency forward exchange contracts and purchased currency options. The information is provided in U.S. dollar equivalent amounts, as presented in the Company's financial statements.

For foreign currency forward exchange contracts, the table presents the notional amounts (at the contract exchange rates) and the weighted average contractual foreign currency exchange rates. As of July 3, 1998, the Company had effectively closed out all of its foreign currency forward exchange contracts by purchasing offsetting contracts. The amounts listed below represent forward exchange contracts and offsets for which Seagate did not have a legal right of offset. Seagate would not have incurred any incremental accounting loss as of July 3, 1998 if any party had failed to perform. This was because the estimated fair value of the offsetting forward sales contracts was effectively zero. As of July 2, 1999, the Company had no outstanding foreign currency forward exchange or purchased currency option contracts.

                           Notional            Average          Estimated
                            Amount          Contract Rate      Fair Value*
                          -------------    ----------------   --------------
                           In millions, except average contract rate
As of July 3, 1998
Foreign currency forward
 exchange contracts:
  Malaysian ringgit:
    Forward purchase
     contracts..........    $          40               3.10     $         (11)
    Forward sales
     contracts..........              (29)              4.24                --
                            -------------                        -------------
                            $          11                        $         (11)
  Singapore dollar:
    Forward purchase
     contracts..........    $          52               1.51     $          (7)
    Forward sales
     contract...........              (45)              1.73                --
                            -------------                        -------------
                            $           7                        $          (7)
  Irish punt:
    Forward purchase
     contracts..........    $           9               1.43     $           0
    Forward sales
     contracts..........                9               1.46                 0
                            -------------                        -------------
                            $         --                         $         --

--------
*Equivalent to the unrealized net gain (loss) on existing contracts.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               SEAGATE TECHNOLOGY

                          CONSOLIDATED BALANCE SHEETS
                        (In millions, except share data)

                                                                July 2,  July 3,
                                                                 1999     1998
                                                                -------  -------
Assets
Cash and cash equivalents...................................... $  396   $  666
Short-term investments.........................................  1,227    1,161
Accounts receivable, net.......................................    872      799
Inventories....................................................    451      508
Deferred income taxes..........................................    252      243
Other current assets...........................................    114      238
                                                                ------   ------
  Total Current Assets.........................................  3,312    3,615
                                                                ------   ------
Property, equipment and leasehold improvements, net............  1,687    1,669
Investment in VERITAS Software, net............................  1,745      --
Goodwill and other intangibles, net............................    144      169
Other assets...................................................    184      192
                                                                ------   ------
  Total Assets................................................. $7,072   $5,645
                                                                ======   ======
Liabilities
Accounts payable............................................... $  714   $  577
Accrued employee compensation..................................    205      175
Accrued expenses...............................................    414      405
Accrued warranty...............................................    163      197
Accrued income taxes...........................................     43       20
Current portion of long-term debt..............................      1        1
                                                                ------   ------
  Total Current Liabilities....................................  1,540    1,375
                                                                ------   ------
Deferred income taxes..........................................  1,103      435
Accrued warranty...............................................    126      161
Other liabilities..............................................     37       33
Long-term debt, less current portion...........................    703      704
                                                                ------   ------
  Total Liabilities............................................  3,509    2,708
                                                                ------   ------
Commitments and Contingencies
Stockholders' Equity
Preferred stock, $.01 par value--1,000,000 shares authorized;
 none issued or outstanding....................................    --       --
Common stock, $.01 par value--600,000,000 shares authorized;
 shares issued--251,890,019 in 1999 and 1998...................      3        3
Additional paid-in capital.....................................  1,991    1,929
Retained earnings..............................................  2,355    1,298
Accumulated other comprehensive income (loss)..................     (7)     --
Deferred compensation..........................................    (43)     (55)
Treasury common stock at cost; 23,172,130
 shares in 1999 and 7,132,867 shares in 1998...................   (736)    (238)
                                                                ------   ------
  Total Stockholders' Equity...................................  3,563    2,937
                                                                ------   ------
  Total Liabilities and Stockholders' Equity................... $7,072   $5,645
                                                                ======   ======

                See notes to consolidated financial statements.

                               SEAGATE TECHNOLOGY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In millions, except per share data)

                                                      For The Years Ended
                                                    --------------------------
                                                    July 2,  July 3,  June 27,
                                                     1999     1998      1997
                                                    -------  -------  --------
Revenue............................................ $ 6,802  $ 6,819  $ 8,940
Cost of sales......................................   5,250    5,830    6,918
Product development................................     581      585      459
Marketing and administrative.......................     534      502      493
Amortization of goodwill and other intangibles.....      39       40       50
In-process research and development................       2      223        3
Restructuring......................................      60      347       (7)
Unusual items......................................      78      (22)     166
                                                    -------  -------  -------
  Total Operating Expenses.........................   6,544    7,505    8,082
                                                    -------  -------  -------
  Income (Loss) from Operations....................     258     (686)     858
Interest income....................................     102       98       92
Interest expense...................................     (48)     (51)     (35)
Gain on contribution of NSMG to VERITAS, net.......   1,670      --       --
Activity related to equity interest in VERITAS.....    (119)     --       --
Other, net.........................................      10      (65)     (24)
                                                    -------  -------  -------
  Other Income (Expense), net......................   1,615      (18)      33
Income (loss) before income taxes..................   1,873     (704)     891
Benefit (provision) for income taxes...............    (697)     174     (233)
                                                    -------  -------  -------
  Net Income (Loss)................................ $ 1,176  $  (530) $   658
                                                    =======  =======  =======
Net income (loss) per share:
  Basic............................................ $  4.94  $ (2.17) $  2.82
  Diluted..........................................    4.53    (2.17)    2.62
Number of shares used in per share computations:
  Basic............................................   237.9    243.6    233.6
  Diluted..........................................   243.1    243.6    257.9

                See notes to consolidated financial statements.

                               SEAGATE TECHNOLOGY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In millions)

                                                      For The Years Ended
                                                    --------------------------
                                                    July 2,  July 3,  June 27,
                                                     1999     1998      1997
                                                    -------  -------  --------
Operating Activities
Net income (loss).................................. $ 1,176  $  (530) $   658
Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
  Depreciation and amortization....................     696      664      607
  Deferred income taxes............................     661      (33)      96
  In-process research and development..............       2      223        3
  Non-cash portion of restructuring charge.........      35      203      --
  Activity related to equity interest in VERITAS...     119      --       --
  Gain on contribution of NSMG to VERITAS, net.....  (1,670)     --       --
  Amstrad litigation charge........................     --       --       153
  Other, net.......................................      36       41       79
  Changes in operating assets and liabilities:
    Accounts receivable............................    (114)     242       30
    Inventories....................................      29      213      (84)
    Accounts payable...............................     104     (278)     169
    Accrued expenses, employee compensation and
     warranty......................................    (124)    (262)     (63)
    Accrued income taxes...........................      52      (37)      72
    Other assets and liabilities...................     198       54      160
                                                    -------  -------  -------
Net cash provided by operating activities..........   1,200      500    1,880
Investing Activities
Acquisition of property, equipment and leasehold
 improvements, net.................................    (603)    (709)    (941)
Purchases of short-term investments................  (6,596)  (4,810)  (4,473)
Maturities and sales of short-term investments.....   6,519    4,889    3,907
Acquisitions of businesses, net of cash acquired...     --      (204)     --
Equity investments.................................      (5)     (27)     (44)
Other, net.........................................     (21)      13       19
                                                    -------  -------  -------
  Net cash used in investing activities............    (706)    (848)  (1,532)
Financing Activities
Issuance of long-term debt.........................     --       --       699
Repayment of long-term debt........................     --        (1)      (8)
Sale of common stock...............................      98       67       84
Purchase of treasury stock.........................    (859)    (105)    (582)
                                                    -------  -------  -------
  Net cash provided by (used in) financing
   activities......................................    (761)     (39)     193
Effect of exchange rate changes on cash and cash
 equivalents.......................................      (3)       6        2
                                                    -------  -------  -------
    Increase (decrease) in cash and cash
     equivalents...................................    (270)    (381)     543
Cash and cash equivalents at the beginning of the
 year..............................................     666    1,047      504
                                                    -------  -------  -------
Cash and cash equivalents at the end of the year... $   396  $   666  $ 1,047
                                                    =======  =======  =======

                See notes to consolidated financial statements.

                               SEAGATE TECHNOLOGY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                      For the years ended July 2, 1999, July 3, 1998, and June 27, 1997
                                 ----------------------------------------------------------------------------
                                 Common Stock
                                 -------------
                                                                    Accumulated
                                                                       Other
                                               Additional             Compre-                Treasury
                                                Paid-In   Retained    hensive     Deferred    Common
                                 Shares Amount  Capital   Earnings    Income    Compensation  Stock    Total
                                 ------ ------ ---------- --------  ----------- ------------ -------- -------
                                                             In millions
Balance at June 28, 1996.......   213      2      1,133     1,390        (1)         (58)        --     2,466
Comprehensive income
 Net income....................                               658                                         658
 Unrealized gain on marketable
  securities...................                                           1                                 1
 Foreign currency translation
  Comprehensive income.........                                         --                                --
                                                                                                      -------
                                                                                                          659
Purchase of treasury stock at
 cost..........................                                                                 (582)    (582)
Sale of stock..................     4                42       (71)                               113       84
Issuance of restricted stock,
 net of cancellations..........                       7        (7)                    (7)          7      --
Amortization of deferred
 compensation..................                                                        8                    8
Income tax benefit from stock
 options exercised.............                      52                                                    52
Conversion of debentures to
 common stock..................    35      1        669       (24)                               143      789
                                  ---    ---    -------   -------       ---         ----      ------  -------
Balance at June 27, 1997.......   252      3      1,903     1,946       --           (57)       (319)   3,476
Comprehensive income
 Net loss......................                              (530)                                       (530)
 Unrealized gain on marketable
  securities...................                                           1                                 1
 Foreign currency translation..                                          (1)                               (1)
                                                                                                      -------
 Comprehensive income (loss)...                                                                          (530)
Purchase of treasury stock at
 cost..........................                                                                 (105)    (105)
Sale of stock..................                               (98)                               166       68
Issuance of restricted stock,
 net of cancellations..........                       6       (20)                    (6)         20      --
Amortization of deferred
 compensation..................                                                        8                    8
Income tax benefit from stock
 options exercised.............                      12                                                    12
Other stock-based
 compensation..................                       8                                                     8
                                  ---    ---    -------   -------       ---         ----      ------  -------
Balance at July 3, 1998........   252      3      1,929     1,298       --           (55)       (238)   2,937
Comprehensive income
 Net income....................                     --      1,176                                       1,176
 Unrealized gain on marketable
  securities...................                                          (6)                               (6)
 Foreign currency translation..                                          (1)                               (1)
                                                                                                      -------
 Comprehensive income..........                                                                         1,169
Purchase of treasury stock at
 cost..........................                                                                 (859)    (859)
Sale of stock..................                              (106)                               204       98
Issuance of restricted stock,
 net of cancellations..........                      (2)       (6)                     2           6      --
Amortization of deferred
 compensation..................                                                       10                   10
Income tax benefit from stock
 options exercised.............                      26                                                    26
Other stock-based
 compensation..................                      38        (7)                               151      182
                                  ---    ---    -------   -------       ---         ----      ------  -------
Balance at July 2, 1999........   252    $ 3    $ 1,991   $ 2,355       $(7)        $(43)     $ (736) $ 3,563
                                  ===    ===    =======   =======       ===         ====      ======  =======

                See notes to consolidated financial statements.

                               SEAGATE TECHNOLOGY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

   Nature of Operations--Seagate Technology, Inc. (the "Company" or "Seagate") designs, manufactures and markets products for storage, retrieval and management of data on computer and data communications systems. The Company has three operating segments, disc drives, software and tape drives, however, only the disc drive and software businesses are reportable segments under the criteria of SFAS No. 131. The Company sells its products to original equipment manufacturers ("OEM") for inclusion in their computer systems or subsystems, and to distributors who typically sell to small OEMs, dealers, system integrators and other resellers.

   Accounting Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

   The actual results with regard to warranty expenditures could have a material unfavorable impact on the Company if the actual rate of unit failure or the cost to repair a unit is greater than what the Company has used in estimating the warranty expense accrual.

   The actual results with regard to restructuring charges could have a material unfavorable impact on the Company if the actual expenditures to implement the restructuring plan are greater than what the Company estimated when establishing the restructuring accrual.

   Given the volatility of the markets in which the Company participates, the Company makes adjustments to the value of inventory based on estimates of potentially excess and obsolete inventory after considering forecasted demand and forecasted average selling prices. However, forecasts are subject to revisions, cancellations, and rescheduling. Actual demand will inevitably differ from such anticipated demand, and such differences may have a material effect on the financial statements.

   Basis of Consolidation--The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries after eliminations. Total outstanding minority interests are not material for any period presented.

   The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Accordingly, fiscal 1999 ended on July 2, 1999, fiscal 1998 ended on July 3, 1998 and fiscal 1997 ended on June 27, 1997. Fiscal year 1999 comprised 52 weeks, fiscal year 1998 comprised 53 weeks and fiscal year 1997 comprised 52 weeks. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

   Certain amounts in prior year financial statements and notes thereto have been reclassified to conform to current year presentation.

   Foreign Currency Translation--The U.S. dollar is the functional currency for most of the Company's foreign operations. Gains and losses on the translation into U.S. dollars of amounts denominated in foreign currencies are included in net income for those operations whose functional currency is the U.S. dollar and as a separate component of stockholders' equity for those operations whose functional currency is the local currency.

   Derivative Financial Instruments--Seagate transacts business in various foreign countries. Its primary currency cash flows are in emerging market countries in Asia and in certain European countries. During 1998 and 1997, Seagate employed a foreign currency hedging program utilizing foreign currency forward exchange

                               SEAGATE TECHNOLOGY
contracts and purchased currency options to hedge local currency cash flows for payroll, inventory, other operating expenditures and fixed asset purchases in Singapore, Thailand, and Malaysia. These local currency cash flows were designated as either firm commitments or as anticipated transactions depending upon the contractual or legal nature of local currency commitments in Singapore, Thailand, Malaysia and Northern Ireland. Anticipated transactions were hedged with purchased currency options and with foreign currency forward exchange contracts; firm commitments were hedged with foreign currency forward exchange contracts.

   The Company may enter into foreign currency forward exchange and option contracts to manage exposure related to certain foreign currency commitments, certain foreign currency denominated balance sheet positions and anticipated foreign currency denominated expenditures. The Company does not enter into derivative financial instruments for trading purposes. Foreign currency forward exchange contracts designated and effective as hedges of firm commitments and option contracts designated and effective as hedges of firm commitments or anticipated transactions are treated as hedges for accounting purposes. Gains and losses related to qualified accounting hedges of firm commitments or anticipated transactions are deferred and are recognized in income or as adjustments to the carrying amounts when the hedged transaction occurs. All other foreign currency forward exchange contracts are marked-to-market and unrealized gains and losses are included in current period net income as a component of other income (expense).

   Premiums on foreign currency option contracts used to hedge firm commitments and anticipated transactions are amortized on a straight-line basis over the life of the contract. Forward points on foreign currency forward exchange contracts which qualify as hedges of firm commitments are recognized in income as adjustments to the carrying amount when the hedged transaction occurs.

   The Company may, from time to time, adjust its foreign currency hedging position by taking out additional contracts or by terminating or offsetting existing foreign currency forward exchange and option contracts. These adjustments may result from changes in the Company's underlying foreign currency exposures or from fundamental shifts in the economics of particular exchange rates, as occurred in the first and second quarters of fiscal 1998 with respect to the Thai baht, Malaysian ringgit and Singapore dollar. For foreign currency forward exchange and option contracts qualifying as accounting hedges, gains or losses on terminated contracts and offsetting contracts are deferred and are recognized in income as adjustments to the carrying amount of the hedged item in the period the hedged transaction occurs. For foreign currency forward exchange and option contracts not qualifying as accounting hedges, gains and losses on terminated contracts, or on contracts that are offset, are recognized in income in the period of contract termination or offset.

   Revenue Recognition and Product Warranty--Revenue from sales of products is generally recognized upon shipment to customers. The Company warrants its products against defects in design, materials and workmanship generally for three to five years depending upon the capacity category of the disc drive, with the higher capacity products being warranted for the longer periods. A provision for estimated future costs relating to warranty expense is recorded when products are shipped.

   The Company's software revenue is primarily derived from the sale of product licenses, software maintenance, technical support, training and consulting. During the first quarter of fiscal 1999, the Company began recognizing license revenue in accordance with the American Institute of Certified Public Accountant's Statement of Position 97-2, "Software Revenue Recognition." Revenue from software license agreements is primarily recognized at the time of product delivery, provided that fees are fixed or determinable, evidence of an arrangement exists, collectibility is probable and the Company has vendor-specific objective evidence of fair value. Revenue from resellers, including VARs, OEMs and distributors, are primarily recognized at the time of product delivery to the reseller. The Company's policy is to defer such revenue if resale contingencies exist. Some of the factors that are considered to determine the existence of such contingencies include payment

                               SEAGATE TECHNOLOGY
terms, collectibility and past history with the customer. Product returns are reserved for in accordance with SFAS 48. Such returns are estimated based on historical return rates. The Company considers other factors such as fixed and determinable fees, resale contingencies, arms length contract terms and the ability to reasonably estimate returns to ensure compliance with SFAS 48. Service revenue from customer maintenance fees for ongoing customer support and product updates is recognized ratably over the maintenance term, which is typically 12 months. Service revenue from training and consulting is recognized when such services are performed.

   Inventory--Inventories are valued at the lower of standard cost (which approximates actual cost using the first-in, first-out method) or market.

   Property, Equipment, and Leasehold Improvements--Land, equipment, buildings and leasehold improvements are stated at cost. Equipment and buildings are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated life of the asset or the remaining term of the lease.

   Advertising Expense--The cost of advertising is expensed as incurred. Advertising costs were $56 million, $68 million and $41 million in 1999, 1998 and 1997, respectively.

   Stock-Based Compensation--The Company accounts for employee stock-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APBO 25") and related interpretations. Pro forma net income and net income per share are disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and are included in the Stock-Based Benefit Plans-- Pro Forma Information note to the consolidated financial statements.

   Impact of Recently Issued Accounting Standards--In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997 and was adopted by the Company for its fiscal 1999. The adoption of SFAS 130 did not have a material impact on the Company's financial statements.

   Also in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 replaces Statement of Financial Accounting Standards No. 14 and changes the way public companies report segment information. SFAS 131 is effective for fiscal years beginning after December 15, 1997 and was adopted by the Company for its fiscal 1999 which commenced July 4, 1998. The adoption of SFAS 131 did not have a material impact on the Company's financial statements.

   In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that derivatives be recognized in the balance sheet at fair value and specifies the accounting for changes in fair value. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999 and will be adopted by the Company for its fiscal year 2000. The Company is in the process of assessing the impact of this pronouncement on its financial statements.

   In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1").

                               SEAGATE TECHNOLOGY

SOP 98-1 provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. It also provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. SOP 98-1 will be effective for Seagate's fiscal year ending June 30, 2000. The Company is in the process of assessing the impact of this pronouncement on its financial statements.

   In December 1998, the AICPA issued SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. SOP 98-9 amends SOP 97-2 Software Revenue Recognition to require recognition of revenue using the "residual method" when certain criteria are met. Seagate Technology will be required to implement these provisions of SOP 98-9 for its fiscal year ending June 30, 2000. SOP 98-9 also amends SOP 98-4, an earlier amendment to SOP 97-2, which extended the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4. The Company is in the process of assessing the impact of this pronouncement on its financial statements.

   Cash, Cash Equivalents and Short-Term Investments--The Company considers all highly liquid investments with a remaining maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company's short-term investments primarily comprise readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. The Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are classified as cash equivalents or short-term investments and are stated at fair value with unrealized gains and losses included in stockholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Realized gains and losses are included in other income (expense). The cost of securities sold is based on the specific identification method.

   Concentration of Credit Risk--The Company's customer base for disc drive products is concentrated with a small number of systems manufacturers and distributors. Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable, cash equivalents and short-term investments. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The allowance for noncollection of accounts receivable is based upon the expected collectibility of all accounts receivable. The Company places its cash equivalents and short-term investments in investment grade, short-term debt instruments and limits the amount of credit exposure to any one commercial issuer.

                               SEAGATE TECHNOLOGY

Financial Instruments

   The following is a summary of the fair value of available-for-sale securities at July 2, 1999 and July 3, 1998:

                                                      July 2, 1999 July 3, 1998
                                                      ------------ ------------
                                                             In millions
      Money market mutual funds......................   $    74      $    71
      U.S. government and agency obligations.........       310          398
      Repurchase agreements..........................       --            81
      Auction rate preferred stock...................       222          167
      Municipal bonds................................       109          102
      Corporate securities...........................       514          612
      Mortgage-backed and asset-backed securities....       300          152
      Euro time deposits.............................        48          149
                                                        -------      -------
                                                        $ 1,577      $ 1,732
                                                        =======      =======
      Included in short-term investments.............   $ 1,227      $ 1,161
      Included in cash and cash equivalents..........       350          571
                                                        -------      -------
                                                        $ 1,577      $ 1,732
                                                        =======      =======

   The fair value of all available-for-sale securities approximates amortized cost. Gross realized and unrealized gains and losses on the sale of available-for-sale securities were not material for each of the three years in the period ended July 2, 1999.

   The fair value of the Company's investment in debt securities, by contractual maturity, is as follows:

                                                       July 2, 1999 July 3, 1998
                                                       ------------ ------------
                                                              In millions
      Due in less than 1 year.........................   $   486      $   771
      Due in 1 to 3 years.............................       794          723
                                                         -------      -------
                                                         $ 1,280      $ 1,494
                                                         =======      =======

   Fair Value Disclosures--The carrying value of cash and cash equivalents approximates fair value. The fair values of short-term investments, notes, debentures (see Long-Term Debt and Lines of Credit footnote) and foreign currency forward exchange and option contracts are estimated based on quoted market prices.

   The carrying values and fair values of the Company's financial instruments are as follows:

                                            July 2, 1999       July 3, 1998
                                         ------------------ ------------------
                                                  Estimated          Estimated
                                         Carrying   fair    Carrying   fair
                                          amount    value    amount    value
                                         -------- --------- -------- ---------
                                                      In millions
Cash and cash equivalents...............  $  396   $  396    $  666   $  666
Short-term investments..................   1,227    1,227     1,161    1,161
7.125% senior notes, due 2004...........    (200)    (194)     (200)    (199)
7.37% senior notes, due 2007............    (200)    (189)     (200)    (198)
7.45% senior debentures, due 2037.......    (200)    (188)     (200)    (198)
7.875% senior debentures, due 2017......    (100)     (92)     (100)     (98)
Italian Lira debentures, 14.65% to
 15.25%.................................     --       --         (1)      (1)
Foreign currency forward exchange and
 option contracts.......................     --       --        (18)     (18)

                               SEAGATE TECHNOLOGY

   Derivative Financial Instruments--The Company may enter into foreign currency forward exchange and option contracts to manage exposure related to certain foreign currency commitments, certain foreign currency denominated balance sheet positions and anticipated foreign currency denominated expenditures. The Company does not enter into derivative financial instruments for trading purposes. Based on uncertainty in the Southeast Asian foreign currency markets, beginning in the second quarter of 1998 the Company temporarily suspended its hedging program. At July 3, 1998, the Company had effectively closed out all of its foreign currency forward exchange contracts by purchasing offsetting contracts. As of July 2, 1999, the Company had no outstanding foreign currency forward exchange or purchased currency option contracts.

   Net foreign currency transaction losses included in the determination of net income (loss) were $1 million, $252 million and $2 million for 1999, 1998, and 1997, respectively. The Company transacts business in various foreign countries. Its primary foreign currency cash flows are in emerging market countries in Asia and in certain European countries. During 1998 and 1997, the Company employed a foreign currency hedging program utilizing foreign currency forward exchange contracts and purchased currency options to hedge local currency cash flows for payroll, inventory, other operating expenditures and fixed asset purchases in Singapore, Thailand and Malaysia. During fiscal 1998 the Singapore dollar, Thai baht, and Malaysian ringgit declined in value relative to the U.S. dollar. The transaction loss of $252 million for fiscal 1998 primarily included losses incurred on closing out these foreign currency forward exchange contracts.

Accounts Receivable

   Accounts receivable are summarized below:

                                                                   1999   1998
                                                                   -----  -----
                                                                   In millions
      Accounts receivable......................................... $ 925  $ 853
      Less allowance for noncollection............................   (53)   (54)
                                                                   -----  -----
                                                                   $ 872  $ 799
                                                                   =====  =====

Inventories

   Inventories are summarized below:

                                                                     1999  1998
                                                                     ----- -----
                                                                     In millions
      Components.................................................... $ 143 $ 172
      Work-in-process...............................................    54    87
      Finished goods................................................   254   249
                                                                     ----- -----
                                                                     $ 451 $ 508
                                                                     ===== =====

                               SEAGATE TECHNOLOGY

Property, Equipment and Leasehold Improvements

   Property, equipment and leasehold improvements consisted of the following:

                                       Estimated Useful Life   1999     1998
                                       ---------------------- -------  ------
                                                               In millions
Land..................................                        $    40  $   33
Equipment.............................          1 1/2-4 years   2,365   2,187
Building and leasehold improvements... Life of lease-30 years     932     854
Construction in progress..............                            196     168
                                                              -------  ------
                                                                3,533   3,242
Less accumulated depreciation and
 amortization.........................                         (1,846) (1,573)
                                                              -------  ------
                                                              $ 1,687  $1,669
                                                              =======  ======

   Equipment and leasehold improvements include assets under capitalized leases. Amortization of leasehold improvements is included in depreciation expense. Depreciation expense was $574 million, $549 million and $451 million in 1999, 1998 and 1997, respectively.

Goodwill and Other Intangibles

   Goodwill represents the excess of the purchase price of acquired companies over the estimated fair value of the tangible and specifically identified intangible net assets acquired. Other intangible assets consist of trademarks, assembled workforces, distribution networks, developed technology, customer bases, and covenants not to compete related to acquisitions accounted for by the purchase method. Amortization of purchased intangibles, other than acquired developed technology, is provided on the straight-line basis over the respective useful lives of the assets ranging from 36 to 60 months for trademarks, 24 to 48 months for assembled workforces and distribution networks, 12 to 36 months for customer bases and 18 to 24 months for covenants not to compete. In-process research and development without alternative future use is expensed when acquired.

   In accordance with SFAS 121, the carrying value of other intangibles and related goodwill is reviewed if the facts and circumstances suggest that they may be permanently impaired. If this review indicates these assets' carrying value will not be recoverable, as determined based on the undiscounted net cash flows of the entity acquired over the remaining amortization period, the Company's carrying value is reduced to its estimated fair value, first by reducing goodwill, and second by reducing long-term assets and other intangibles (generally based on an estimate of discounted future net cash flows). Goodwill and other intangibles are being amortized on a straight-line basis over periods ranging from two to fifteen years. Accumulated amortization was $177 million and $201 million as of July 2, 1999 and July 3, 1998, respectively.

   Developed Technology. The Company applies Statement of Financial Accounting Standards No. 86 ("SFAS 86", "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," to software technologies developed internally, acquired in business acquisitions, and purchased.

   Internal development costs are included in research and development and are expensed as incurred. SFAS 86 requires the capitalization of certain internal development costs once technological feasibility is established, which based on the Company's development process generally occurs upon the completion of a working model. As the time period between the completion of a working model and the general availability of software has been short, capitalization of internal development costs has not been material to date. Capitalized costs are amortized based on the greater of the straight-line basis over the estimated product life (generally 30 to 48 months) or the ratio of current revenue to the total of current and anticipated future revenue.

                               SEAGATE TECHNOLOGY

   Purchased developed technology is amortized based on the greater of the straight-line basis over the estimated useful life (30 to 48 months) or the ratio of current revenue to the total of current and anticipated future revenue. The recoverability of the carrying value of purchased developed technology is reviewed periodically. The carrying value of developed technology is compared to the estimated future gross revenue from that product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support (net undiscounted cash flows) and to the extent that the carrying value exceeds the undiscounted cash flows the difference is written off.

Long-Term Debt and Lines of Credit

   Long-term debt consisted of the following:

                                                                       1999  1998
                                                                      ----- -----
                                                                      In millions
7.125% senior notes, due 2004........................................ $ 200 $ 200
7.37% senior notes, due 2007.........................................   200   200
7.45% senior debentures, due 2037....................................   200   200
7.875% senior debentures, due 2017...................................   100   100
Italian lira debentures, 14.65% to 15.25% notes and loans due through
 1999................................................................   --      1
Capitalized lease obligations with interest at 14% to 19.25%
 collateralized by certain manufacturing equipment and buildings.....     4     4
                                                                      ----- -----
                                                                        704   705
Less current portion.................................................     1     1
                                                                      ----- -----
                                                                      $ 703 $ 704
                                                                      ===== =====

   At July 2, 1999, future minimum principal payments on long-term debt and capitalized lease obligations were as follows:

                                               In millions
            2000.............................     $  1
            2001.............................      --
            2002.............................        1
            2003.............................        1
            2004.............................      201
            After 2004.......................      500
                                                  ----
                                                  $704
                                                  ====

   The Company's 7.125% senior notes due 2004, 7.37% senior notes due 2007 and 7.875% senior debentures due 2017 are redeemable at the option of the Company at any time, at a redemption price equal to the greater of (i) 100% of their principal amount plus accrued interest or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of redemption at a discount rate (the "discount rate") as set forth in the indenture governing the notes and debentures plus 10 basis points. The Company's 7.45% senior debentures due 2037 are redeemable at the option of the Company at any time, at a redemption price equal to the greater of (i) 100% of their principal amount plus accrued interest, (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of redemption at the discount rate plus 10 basis points, calculated as if the principal amount were payable in full on March 1, 2009, or (iii) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of redemption at the discount rate plus 10 basis points. In addition, the

                               SEAGATE TECHNOLOGY

Company's 7.45% senior debentures due 2037 will be redeemable on March 1, 2009, at the option of the holders thereof, at 100% of their principal amount, together with interest payable to the date of redemption. The Company's 7.125% senior notes due 2004, 7.37% senior notes due 2007 and 7.875% senior debentures due 2017 will not be redeemable at the option of the holders thereof prior to maturity. These securities were issued in February 1997 in an offering registered under the Securities Act of 1933, as amended.

   As of July 2, 1999, the Company had committed lines of credit of $84 million that can be used for standby letters of credit or bankers' guarantees. At July 2, 1999, $67 million of these lines of credit were utilized.

Net Income Per Share

   The following table sets forth the computation of basic and diluted net income (loss) per share.

                                                         For the years ended
                                                       -------------------------
                                                       July 2,  July 3,  June 27,
                                                        1999     1998      1997
                                                       -------  -------  --------
                                                       In millions, except per
                                                             share data
Basic Net Income (Loss) Per Share Computation
Numerator:
  Net income (loss)................................... $1,176   $ (530)     $ 658
                                                       ------   ------      -----
Denominator:
  Weighted average number of common shares outstanding
   during the period..................................  237.9    243.6      233.6
                                                       ------   ------      -----
Basic net income (loss) per share..................... $ 4.94   $(2.17)     $2.82
                                                       ======   ======      =====
Diluted Net Income (Loss) Per Share Computation
Numerator:
  Net income (loss)................................... $1,176   $ (530)     $ 658
  Add convertible subordinated debentures interest,
   net of income tax effect...........................    --       --          17
  Adjustment to net income for dilutive effect of
   subsidiary Seagate Software, Inc.'s outstanding
   stock options......................................    (75)     --         --
                                                       ------   ------      -----
    Total............................................. $1,101   $ (530)     $ 675
                                                       ------   ------      -----
Denominator:
  Weighted average number of common shares outstanding
   during the period..................................  237.9    243.6      233.6
  Incremental common shares attributable to exercise
   of outstanding options (assuming proceeds would be
   used to purchase treasury stock)...................    5.2      --         7.4
  Incremental common shares attributable to conversion
   of convertible subordinated debentures.............    --       --        16.9
                                                       ------   ------      -----
    Total.............................................  243.1    243.6      257.9
                                                       ------   ------      -----
Diluted net income (loss) per share................... $ 4.53   $(2.17)     $2.62
                                                       ======   ======      =====

   Options to purchase 6.2 million, 9.7 million and 1.3 million shares of common stock were outstanding during 1999, 1998 and 1997, respectively, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

                               SEAGATE TECHNOLOGY

Employee Profit Sharing and Executive Bonus Plans

   The Company allocates a certain percentage of adjusted quarterly pretax profits to its Employee Profit Sharing Plan which is currently distributed to employees, excluding officers, employed for the full quarter. The Company also allocates a certain percentage of adjusted quarterly pretax profits to its Executive Bonus Plan. Distributions to corporate officers under this plan are subject to the discretion of the Board of Directors. Charges to operations for distributions to employees and/or corporate officers under these Plans during 1999, 1998 and 1997 were $27 million, $3 million and $115 million, respectively.

Tax-Deferred Savings Plan

   The Company has a tax-deferred savings plan, the Seagate Technology, Inc. Savings and Investment Plan ("the 40l(k) plan"), for the benefit of qualified employees. The 40l(k) plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to make contributions to the 401(k) plan on a monthly basis. The Company may make annual contributions to the 401(k) plan at the discretion of the Board of Directors. During the fiscal year ended July 2, 1999, the Company made contributions totaling approximately $14 million to the 401(k) plan. No material contributions were made by the Company during fiscal years 1998 and 1997.

Stock-Based Benefit Plans

   Stock Option Plans--Options granted under the Company's stock option plans are granted at fair market value, expire ten years from the date of the grant and generally vest in four equal annual installments, commencing one year from the date of the grant.

   Following is a summary of stock option activity for the three years ended July 2, 1999:

                                                         Options Outstanding
                                                      --------------------------
                                                      Number of Weighted Average
                                                       Shares    Exercise Price
                                                      --------- ----------------
                                                          Shares in millions
Balance June 28, 1996................................    23.7        $16.91
Granted..............................................     6.0         36.31
Exercised............................................    (5.2)        12.15
Canceled.............................................    (2.5)        20.42
                                                        -----        ------
Balance June 27, 1997................................    22.0         22.92
Granted..............................................    18.3         27.10
Exercised............................................    (2.4)        13.34
Canceled.............................................   (11.9)        32.62
                                                        -----        ------
Balance July 3, 1998.................................    26.0         22.30
Granted..............................................    14.1         23.98
Exercised............................................    (4.3)        15.15
Canceled.............................................    (1.9)        25.49
                                                        -----        ------
Balance July 2, 1999.................................    33.9        $23.73
                                                        =====        ======

   In fiscal 1998, the Company offered to all optionees below the level of Senior Vice President, who held options with an exercise price higher than the prevailing fair market value of the Company's common stock the right to exchange their options for new options exercisable at such fair market value. In connection with this transaction, 8.4 million options were exchanged. The number of options shown as granted and canceled in the above table reflects this exchange of options. Such options had a weighted average exercise price before repricing of $34.20 and the new options were granted at a weighted average price of $24.45.

                               SEAGATE TECHNOLOGY

   Options available for grant were 5.0 million at July 2, 1999; 13.6 million at July 3, 1998; and 5.1 million at June 27, 1997. On October 30, 1997, the stockholders approved an amendment to the 1991 Incentive Stock Option Plan to increase the number of shares of common stock reserved for issuance thereunder by 15 million.

   The following table summarizes information about options outstanding at July 2, 1999.

                                  Outstanding Options               Exercisable Options
                      ------------------------------------------- ------------------------
                                  Weighted Average                               Weighted
Range of exercise        Number   Contractual Life Weighted Average  Number      Average
     prices            of Shares    (in years)      Exercise Price  of Shares Exercise Price
----------------      ----------- ---------------- ---------------- --------- --------------
                                                  Shares in millions
$  .00 - $ 16.63         3.6           4.42            $10.76         3.6        $10.69

 16.82 -   23.88         12.2          8.60             21.85         1.4         21.99

 23.94 -   28.94         14.1          8.12             25.37         5.4         24.95

 29.00 -   51.50          4.0          8.20             35.48         1.3         35.79
                         ----          ----            ------        ----        ------
$  .00 -  $51.50         33.9          7.90            $23.74        11.7        $21.41


   On March 4, 1998, the Board of Directors approved the adoption of the 1998 Nonstatutory Stock Option Plan and the reservation of 3.5 million shares of common stock for issuance thereunder.

   Executive Stock Plan--The Company has an Executive Stock Plan under which senior executives of the Company are granted the right to purchase shares of the Company's common stock at $.01 per share. The difference between the fair market value of the shares on the measurement date and the exercise price is recorded as deferred compensation and is charged to operations over the vesting period of five or ten years. The Company has the right to repurchase the restricted stock from an executive upon his or her voluntary or involuntary termination of employment with the Company for any reason at the same price paid by the executive. If an executive voluntarily resigns at or above age 65, the Company may release from the repurchase option, or if his or her employment terminates as a result of death, disability, termination by the Company other than for cause or constructive termination within the two-year period following a change of control, the Company will release from the repurchase option a pro rata number of shares based on the number of months that have passed since the grant date divided by the number of months in the vesting period. The following is a summary of restricted stock activity under the Executive Stock Plan for the three years ended July 2, 1999:

                                                   Restricted Shares Outstanding
                                                   -----------------------------
                                                        Shares in thousands
Balance June 28, 1996.............................             2,021
  Granted.........................................               249
  Repurchased.....................................               (85)
                                                               -----
Balance June 27, 1997.............................             2,185
  Granted.........................................               454
  Repurchased.....................................              (254)
                                                               -----
Balance July 3, 1998..............................             2,385
  Granted.........................................               145
  Repurchased.....................................              (216)
                                                               -----
Balance July 2, 1999..............................             2,314
                                                               =====

                               SEAGATE TECHNOLOGY

   At July 2, 1999, 186,000 shares were available for future grants. In addition, the Company has a Restricted Stock Plan which also has a deferred compensation component. Under this plan the deferred compensation is amortized over a period of seven years. There are two employees remaining in the plan and no shares are available for future grant. The aggregate amount charged to operations for amortization of deferred compensation under both plans was $10 million, $8 million and $8 million in 1999, 1998 and 1997, respectively.

   Stock Purchase Plan--The Company also maintains an Employee Stock Purchase Plan. A total of 19,600,000 shares of common stock have been authorized for issuance under the Purchase Plan. The Purchase Plan permits eligible employees who have completed thirty days of employment prior to the inception of the offering period to purchase common stock through payroll deductions generally at the lower of 85% of the fair market value of the common stock at the beginning or at the end of each six-month offering period. Under the plan, 1,604,000; 1,348,000 and 1,054,000 shares of common stock were issued in 1999, 1998 and 1997, respectively.

   Common stock reserved for future issuance under the Company's Employee Stock Purchase Plan aggregated 5,822,000 shares at July 2, 1999.

   Pro Forma Information--The Company has elected to follow APBO 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APBO 25, the Company generally recognized no compensation expense with respect to such options.

   Pro forma information regarding net income and earnings per share is required by SFAS 123 for stock options granted after June 30, 1995 as if the Company had accounted for its stock options under the fair value method of SFAS
123. The fair value of the Company's stock options was estimated using a Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, the Black-Scholes model requires the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's stock options granted to employees have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options granted to employees.

   The fair value of the Company's stock options granted to employees was estimated assuming no expected dividends and the following weighted average assumptions:

                                                               1999  1998  1997
                                                               ----  ----  ----
   Stock Option Plan Shares
     Expected life (in years)................................. 3.8   3.2   3.5
     Risk-free interest rate.................................. 5.3%  5.5%  6.2%
     Volatility............................................... .56   .45   .45
   Employee Stock Purchase Plan Shares
     Expected life (in years).................................  .5    .6    .5
     Risk-free interest rate.................................. 4.6%  5.5%  5.4%
     Volatility............................................... .80   .63   .46

                               SEAGATE TECHNOLOGY

   The weighted average fair value of stock options granted under the Company's Stock Option Plans was $11.09, $10.05 and $14.57 per share in 1999, 1998 and 1997, respectively. The weighted average fair value of shares granted under the Company's Employee Stock Purchase Plan was $10.18, $12.03 and $8.89 per share in 1999, 1998 and 1997, respectively. The weighted average purchase price of shares granted under the Company's Employee Stock Purchase Plan was $22.72, $26.99 and $27.95 per share in 1999, 1998 and 1997, respectively.
   For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period (for stock options) and the six month purchase period for stock purchases under the Stock Purchase Plan. The Company's pro forma information follows:

                                                              1999  1998   1997
                                                             ------ -----  ----
                                                               In millions,
                                                             except per share
                                                                   data
Pro forma net income (loss)................................. $1,018 $(600) $610
Pro forma basic net income (loss) per share.................   4.60 (2.46) 2.61
Pro forma diluted net income (loss) per share...............   4.27 (2.46) 2.45

   The effects on pro forma disclosures of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosures of future years. Because SFAS 123 is applicable only to options granted subsequent to June 30, 1995, the pro forma effect was not fully reflected in fiscal years prior to 1999.

Income Taxes

   The provision for (benefit from) income taxes consisted of the following:

                                                               1999 1998   1997
                                                               ---- -----  ----
                                                                 In millions
Current Tax Expense (Benefit)
  Federal..................................................... $ 20 $(157) $122
  State.......................................................    1   --      6
  Foreign.....................................................   15    16     9
                                                               ---- -----  ----
                                                                 36  (141)  137
                                                               ---- -----  ----
Deferred Tax Expense (Benefit)
  Federal.....................................................  573   (19)   65
  State.......................................................   86   (20)   14
  Foreign.....................................................    2     6    17
                                                               ---- -----  ----
                                                                661   (33)   96
                                                               ---- -----  ----
Provision for (Benefit from)
  Income Taxes................................................ $697 $(174) $233
                                                               ==== =====  ====

   The income tax benefit related to the exercise of stock options reduces taxes currently payable and is credited to additional paid-in capital. Such amounts approximated $26 million, $12 million, and $52 million for 1999, 1998 and 1997, respectively.

   Income (loss) before income taxes consisted of the following:

                                                              1999   1998   1997
                                                             ------- -----  ----
                                                                In millions
  Federal................................................... $ 1,547 $(778) $ 41
  Foreign...................................................     326    74   850
                                                             ------- -----  ----
                                                             $ 1,873 $(704) $891
                                                             ======= =====  ====

                               SEAGATE TECHNOLOGY

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax assets and liabilities were as follows:

                                                                 July 2, July 3,
                                                                  1999    1998
                                                                 ------- -------
                                                                   In millions
Deferred Tax Assets
Accrued warranty................................................  $114    $151
Inventory valuation accounts....................................    31      38
Receivable reserves.............................................    28      29
Accrued compensation and benefits...............................    31      27
Depreciation....................................................    32      37
Restructuring reserves..........................................    17      25
Other reserves and accruals.....................................    42      40
Acquisition related items.......................................    38      36
Net operating loss and tax credit carry-forwards................    69      87
Other assets....................................................     3       9
                                                                  ----    ----
  Total Deferred Tax Assets.....................................   405     479
Valuation allowance.............................................   (56)    (82)
                                                                  ----    ----
  Net Deferred Tax Assets.......................................   349     397
                                                                  ====    ====

Deferred Tax Liabilities
Unremitted income of foreign subsidiaries.......................   (558)  (549)
Acquisition related items.......................................    (14)   (19)
Deferred gain on VERITAS........................................   (615)   --
Other liabilities...............................................    (13)   (21)
                                                                 ------  -----
  Total Deferred Tax Liabilities................................ (1,200)  (589)
                                                                 ------  -----
  Net Deferred Tax Liabilities.................................. $ (851) $(192)
                                                                 ======  =====

As Reported on the Balance Sheet
Deferred Income Tax Assets...................................... $  252  $ 243
Deferred Income Tax Liabilities................................. (1,103)  (435)
                                                                 ------  -----
  Net Deferred Tax Liability.................................... $ (851) $(192)
                                                                 ======  =====

   The valuation allowance has been provided for deferred tax assets related to certain foreign net operating loss carry-forwards, foreign tax credit carry-forwards and future tax benefits associated with the acquisition of certain software companies. The valuation allowance decreased in 1999 by $26 million, and increased by $25 million and $20 million in 1998 and 1997, respectively.

   The Company, as of July 2, 1999, has domestic, foreign and state net operating loss carry-forwards of approximately $40 million, $22 million and $500 million, respectively, expiring in 2003 through 2013 if not used to offset future taxable income. The Company, as of July 2, 1999, also has tax credit carry-forwards of approximately $26 million expiring in 2003 through 2013 if not used to offset future tax liabilities.

                               SEAGATE TECHNOLOGY

   The differences between the provision for (benefit from) income taxes at the U.S. statutory rate and the effective rate are summarized as follows:

                                                              1999  1998   1997
                                                              ----  -----  ----
                                                                In millions
Provision (benefit) at U.S. statutory rate..................  $656  $(246) $312
State income tax provision (benefit), net of federal income
 tax benefit................................................    72    (15)   19
Benefit from net earnings of foreign subsidiaries considered
 to be permanently invested in non-U.S. operations..........   (68)   --    (97)
Write-off of in-process research and development............    21     75   --
VERITAS.....................................................   (10)   --    --
Valuation reserve...........................................    17     25    19
Other individually immaterial items.........................     9    (13)  (20)
                                                              ----  -----  ----
Provision for (benefit from) income taxes...................  $697  $(174) $233
                                                              ====  =====  ====

   A substantial portion of the Company's Far East manufacturing operations in Singapore, Thailand, Malaysia and China operate under various tax holidays which expire in whole or in part during fiscal years 2001 through 2010. Certain tax holidays may be extended if specific conditions are met. The net impact of these tax holidays was to increase net income by approximately $35 million ($.14 per share, diluted) in 1999. The tax holidays had no impact on the net loss in 1998. The net impact of these tax holidays was to increase net income by approximately $71 million ($0.28 per share, diluted) in 1997. Cumulative undistributed earnings of the Company's Far East subsidiaries for which no income taxes have been provided aggregated approximately $1.634 billion at July 2, 1999. These earnings are considered to be permanently invested in non--U.S. operations. Additional federal and state taxes of approximately $585 million would have to be provided if these earnings were repatriated to the U.S.

   The Company received a statutory notice of deficiency dated June 27, 1997 from the Internal Revenue Service relative to taxable years 1991 through 1993 assessing potential deficiencies approximating $39 million plus interest and approximately $6 million of penalties. The Company petitioned the United States Tax Court on September 24, 1997 for a re-determination of the deficiencies. The Company believes that the likely outcome of this matter will not have a material adverse effect on its financial position or results of operations.

   The Company received a statutory notice of deficiency dated June 12, 1998 from the Internal Revenue Service relative to Conner's taxable years 1991 and 1992 assessing potential deficiencies approximating $11 million plus interest. The Company petitioned the United States Tax Court on September 10, 1998 for a re- determination of the deficiencies. The Company believes that the likely outcome of this matter will not have a material adverse effect on its financial position or results of operations.

   Certain of the Company's foreign and state tax returns for various fiscal years are under examination by taxing authorities. The Company believes that adequate amounts of tax have been provided for any final assessments which may result from these examinations.

Acquisitions

   The Company has a history of acquisitions and during the three most recent fiscal years significant acquisitions included Quinta Corporation and Eastman Storage Software Management Group in fiscal 1998. No significant acquisitions occurred in fiscal 1999 or 1997. The following details information specific to these acquisitions including purchase price allocation, appraisal methods used and significant assumptions used in valuing assets acquired.

                               SEAGATE TECHNOLOGY

Valuation Methodology

   In accordance with the provisions of APB Opinion 16, all identifiable assets, including identifiable intangible assets, were assigned a portion of the cost of the acquired enterprise (purchase price) on the basis of their respective fair values. This included the portion of the purchase price properly attributed to incomplete research and development projects expensed according to the requirements of Interpretation 4 of SFAS No. 2.

   Valuation of acquired intangible assets. Intangible assets were identified through (i) analysis of the acquisition agreement, (ii) consideration of the Company's intentions for future use of the acquired assets, and (iii) analysis of data available concerning Quinta's and Eastman's (collectively referred to as the "Targets") products, technologies, markets, historical financial performance, estimates of future performance and the assumptions underlying those estimates. The economic and competitive environment in which the Company and the Targets operate was also considered in the valuation analysis.

   To determine the value of in-process research and development, the Company considered, among other factors, the state of development of each project, the time and cost needed to complete each project, expected income, associated risks which included the inherent difficulties and uncertainties in completing each project and thereby achieving technological feasibility and risks related to the viability of and potential changes to future target markets. This analysis resulted in amounts assigned to in-process research and development for projects that had not yet reached technological feasibility and which did not have alternative future uses. The Income Approach, which includes analysis of markets, cash flows, and risks associated with achieving such cash flows, was the primary technique utilized in valuing each in-process research and development project. The underlying in-process projects acquired were the most significant and uncertain assumptions utilized in the valuation analysis of in-process research and development projects.

   To determine the value of developed technologies, the expected future cash flows of existing product technologies were evaluated, taking into account risks related to the characteristics and applications of each product, existing and future markets and assessments of the life cycle stage of each product. Based on this analysis, the existing technologies that had reached technological feasibility were capitalized.

   To determine the value of the distribution networks and customer bases, Seagate Technology, considered, among other factors, the size of the current and potential future customer bases, the quality of existing relationships with customers, the historical costs to develop customer relationships, the expected income and associated risks. Associated risks included the inherent difficulties and uncertainties in transitioning the business relationships from the acquired entity to Seagate and risks related to the viability of and potential changes to future target markets.

   To determine the value of trademarks, the Company considered, among other factors, the assumption that in lieu of ownership of a trademark, Seagate would be willing to pay a royalty in order to exploit the related benefits of such trademark.

   To determine the value of assembled workforces, the Company considered, among other factors, the costs to replace existing employees including search costs, interview costs and training costs.

   Goodwill is determined based on the residual difference between the amount paid and the values assigned to identified tangible and intangible assets. If the values assigned to identified tangible and intangible assets exceed the amounts paid, including the effect of deferred taxes, the values assigned to long-term assets were reduced proportionately.

                               SEAGATE TECHNOLOGY

   The underlying in-process projects acquired within each acquisition was the most significant and uncertain assumption utilized in the valuation analysis. Such uncertainties could give rise to unforeseen budget over runs and/or revenue shortfalls in the event that the Company is unable to successfully complete a certain research and development project. Seagate management recognizes that the Company is primarily responsible for estimating the fair value of the purchased research and development in all acquisitions accounted for under the purchase method.

   The following details specific information about significant acquisitions including related assumptions used in the purchase price allocation.

Acquisition of Quinta Corporation:

   In April and June 1997, the Company invested an aggregate of $20 million to acquire approximately ten percent (10%) of the outstanding stock of Quinta Corporation ("Quinta"), a developer of ultra-high capacity disc drive technologies, including a new optically-assisted Winchester (OAW) technology. In August 1997, the Company completed the acquisition of Quinta. Pursuant to the purchase agreement with Quinta, the shareholders of Quinta, other than Seagate, received cash payments aggregating $230 million upon the closing of the acquisition and were eligible to receive additional cash payments aggregating $96 million upon the achievement of certain product development and early production milestones. Of the $96 million, $19 million was charged to operations in fiscal 1998. Of the $19 million charged to operations, $5 million was paid in fiscal 1998. In July 1998, the Company and Quinta amended the purchase agreement to eliminate the product development and early production milestones and provide that the former shareholders of Quinta will be eligible to receive the remaining $77 million and the $14 million that had been accrued but unpaid in fiscal 1998. In the first quarter of fiscal 1999, the Company recorded a charge to operations for the remaining $77 million.

   Quinta's research and development project revolves around an OAW technology. OAW refers to Quinta's newly designed recording technology that, upon completion, would be implemented into Winchester hard disk drives. OAW combines traditional magnetic recording technology with Winchester hard disc drives and optical recording capabilities; optical recording technology enables greater data storage capacity. By integrating advanced optical features along with a highly fine and sophisticated tracking and delivery system within the head design, OAW would multiply the real density of disc drives.

   Through August 8, 1997, the acquisition date, Quinta had demonstrated significant achievements in developing its technology. However, further technological milestones were required before technological feasibility could be achieved. Quinta's development process consists of the following development milestones: (i) route light (optical fiber), (ii) flying head use, (iii) recording media, (iv) mirror creation and demonstration (two stage servo), (v) complete assembly, (vi) form factor containment, (vii) design verification test, (viii) customer qualification, and (ix) delivery.

   Assumptions used in estimating the fair value of intangible assets:

 Revenue

   Future revenue estimates were generated for the following product that the OAW technology would be utilized in: (i) fixed drives, (ii) removable drive,
(iii) fixed/removable drives, and (iv) cartridges. No revenue was expected through fiscal 1998 since the underlying technology was anticipated not to be technologically feasible until fiscal 1999. Revenue was estimated to be approximately $26.6 million in fiscal 1999 and to increase to approximately $212 million for fiscal year 2000 when the in-process project was expected to be complete and shipping. Revenue growth was expected to decline to a sustainable 20% growth by fiscal 2005.

                               SEAGATE TECHNOLOGY

The estimated revenue growth is consistent with the introduction of new technology. Revenue estimates were based on (i) aggregate revenue growth rates for the business as a whole, (ii) individual product revenue, (iii) growth rates for the disc drive market, (iv) the aggregate size of the disc drive market, (v) anticipated product development and introduction schedules, (vi) product sales cycles, and (vii) the estimated life of a product's underlying technology. Quinta's development cycle, in total, is expected to take approximately 18 to 24 months.

 Operating expenses

   Estimated operating expenses used in the valuation analysis of Quinta included (i) cost of goods sold, (ii) general and administrative expense, (iii) selling and marketing expense, and (iv) research and development expense. In developing future expense estimates, an evaluation of Seagate's overall business model, specific product results, including both historical and expected direct expense levels (as appropriate), and an assessment of general industry metrics was conducted. Due to Quinta's limited operating history, an analysis of Quinta's historical performance was not meaningful.

   Cost of goods sold. Estimated cost of goods sold, expressed as a percentage of revenue, for the in-process technologies ranged from approximately 65% to 80%.

   General and administrative ("G&A") expense. Estimated G&A expense, expressed as a percentage of revenue, for the in-process technologies ranged from 2.6% in fiscal 2000 to a sustainable 3.5% in fiscal 2001 and beyond. For fiscal 1999, however, when the OAW technology would become commercially available, G&A expense was estimated to be 6.4% due to the relatively low revenue expectation in the initial commercialization period.

   Selling and marketing ("S&M") expense. Estimated S&M expense, expressed as a percentage of revenue, for the in-process technologies ranged from 3.3% in fiscal 2000 to a sustainable 3.5% in fiscal 2001 and beyond. For fiscal 1999, however, when the OAW technology would become commercially available, S&M expense was estimated to be 8.7% due to the relatively low revenue expectation in the initial commercialization period.

   Research and development ("R&D") expense. Estimated R&D expense consists of the costs associated with activities undertaken to correct errors or keep products updated with current information (also referred to as "maintenance" R&D). Maintenance R&D includes all activities undertaken after a product is available for general release to customers to correct errors or keep the product updated with current information. These activities include routine changes and additions. The maintenance R&D expense was estimated to be 0.5% of revenue for the in-process technologies throughout the estimation period.

 Effective tax rate

   The effective tax rate utilized in the analysis of the in-process technologies was 38%, which reflects the Company's combined federal and state statutory income tax rates, exclusive of non-recurring charges at the time of the acquisition and estimated for future years.

 Discount rate

   The discount rates selected for Quinta's in-process technology was 25%. In the selection of the appropriate discount rates, consideration was given to (i) the Weighted Average Cost of Capital (WACC) of approximately 15% at the date of acquisition and (ii) the Weighted Average Return on Assets of approximately 25%. The discount rate utilized for the in-process technology was determined to be higher than Seagate's WACC due to

                               SEAGATE TECHNOLOGY
the fact that the technology had not yet reached technological feasibility as of the date of valuation. In utilizing a discount rate greater than the Company's WACC, management has reflected the risk premium associated with achieving the forecasted cash flows associated with these projects.

   As a result of this acquisition, the Company incurred a one-time write-off of in-process research and development of approximately $214 million. Intangible assets arising from the acquisition of Quinta are being amortized on a straight-line basis over two years. This acquisition was accounted for as a purchase and, accordingly, the results of operations of Quinta have been included in the Company's consolidated financial statements from the date of acquisition.

   The following is a summary of the purchase price allocation (in millions):

      Tangible assets less liabilities assumed..........................  $  34
      In-process research and development...............................    214
      Assembled workforce...............................................      2
                                                                          -----
                                                                          $ 250
                                                                          =====

Acquisition of Eastman Software Storage Management Group, Inc.:

   In June 1998, the Company acquired Eastman Software Storage Management Group, Inc.("Eastman"), a subsidiary of Eastman Kodak Company, the developer of storage migration software technology for distributed networks, for $10 million.

   Eastman Software SMG's two primary products are OPEN/stor for Windows NT and AvailHSM for NetWare. By integrating Eastman's product line, Seagate will be able to convert their Storage Migrator product into a stand-alone HSM application for Windows NT environments. As of the date of acquisition, the Company abandoned the AvailHSM product and technology due to dated features and functionality; the valuation analysis did not include a fair value for the AvailHSM product.

   As for OPEN/stor at the date of acquisition, the Company planned to phase out the product over the following 12 to 15 months. The Company's purpose for the acquisition was for the next generation technologies that were underway at Eastman, referenced by project names Sakkara and Phoenix. These projects were complete re-writes of Eastman's prior generation technology that would allow the product to be sold stand-alone upon completion.

   In accordance with SFAS 86, paragraph 38 ("Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed"), "the cost of software purchased to be integrated with another product or process will be capitalized only if technological feasibility was established for the software component and if all research and development activities for the other components of the product or process were completed at the time of the purchase." Although Seagate purchased existing products from Eastman, the existing products did not operate on a stand-alone basis. Therefore, as mentioned above, all of the original underlying code and base technology for the next generation products were in the process of being completely re-written as date of valuation.

                               SEAGATE TECHNOLOGY

   Assumptions used in estimating the fair value of intangible assets:

 Revenue

   Future revenue estimates were generated for the following technologies: (i) OPEN/stor, (ii) Sakkara, and (iii) Phoenix. Aggregate revenue for existing Eastman products was estimated to be approximately $167,000 for the one month ending June 30, 1998. Revenue was estimated to increase to approximately $3.9 million and $7.1 million for fiscal years 1999 and 2000 when most of the in-process projects were expected to be complete and shipping. Thereafter, revenue was estimated to increase at rates ranging from 20% to 30% for fiscal years 2001 through 2006. Revenue estimates were based on (i) aggregate revenue growth rates for the business as a whole, (ii) individual product revenue, (iii) growth rates for the storage management software market, (iv) the aggregate size of the storage management software market, (v) anticipated product development and introduction schedules, (vi) product sales cycles, and (vii) the estimated life of a product's underlying technology.

 Operating expenses

   Estimated operating expenses used in the valuation analysis of Eastman included (i) cost of goods sold, (ii) general and administrative expense, (iii) selling and marketing expense, and (iv) research and development expense. In developing future expense estimates, an evaluation of both Seagate's and Eastman's overall business model, specific product results, including both historical and expected direct expense levels, and an assessment of general industry metrics was conducted.

   Cost of goods sold. Cost of goods sold, expressed as a percentage of revenue, for the developed and in-process technologies was estimated to be approximately 5% throughout the estimation period.

   General and administrative ("G&A") expense. G&A expense, expressed as a percentage of revenue, for the developed and in-process technologies was estimated to be approximately 10% throughout the estimation period.

   Selling and marketing ("S&M") expense. S&M expense, expressed as a percentage of revenue, for the developed and in-process technologies was estimated to be 27% throughout the estimation period.

   Research and development ("R&D") expense. R&D expense consists of the costs associated with activities undertaken to correct errors or keep products updated with current information (also referred to as "maintenance" R&D). Maintenance R&D includes all activities undertaken after a product is available for general release to customers to correct errors or keep the product updated with current information. These activities include routine changes and additions. The maintenance R&D expense was estimated to be 5% of revenue for the developed and in-process technologies throughout the estimation period.

   In addition, as of the date of acquisition, Seagate Software management anticipated the costs to complete the in-process technologies at approximately $1.8 million.

 Effective tax rate

   The effective tax rate utilized in the analysis of developed and in-process technologies was 38%, which reflects the Company's combined federal and state statutory income tax rates, exclusive of non-recurring charges at the time of the acquisition and estimated for future years.

                               SEAGATE TECHNOLOGY

 Discount rate

   The discount rates selected for Eastman's developed and in-process technologies were 15% and 20%, respectively. In the selection of the appropriate discount rates, consideration was given to (i) the Weighted Average Cost of Capital (WACC) of approximately 15% at the date of acquisition and (ii) the Weighted Average Return on Assets of approximately 18%. The discount rate utilized for the in-process technology was determined to be higher than the Company's WACC due to the fact that the technology had not yet reached technological feasibility as of the date of valuation. In utilizing a discount rate greater than the Company's WACC, management has reflected the risk premium associated with achieving the forecasted cash flows associated with these projects.

   The purchase price allocation was based upon the anticipated release date, as of the valuation date, of significant projects acquired, such as Sakkara and Phoenix. Such release dates were estimated from the second quarter of the Company's fiscal year 1999 through the fourth quarter of fiscal 1999. Material net cash inflows from such related projects were expected to commence immediately after their respective release dates. As a result of the acquisition, the Company incurred a one-time write-off of in-process research and development of $7 million.

   The following is a summary of the purchase price allocation (in millions):

      Current assets and other tangible assets............................ $ .5
      Liabilities assumed.................................................  (.5)
      Assembled workforce.................................................   .4
      Developed technology................................................   .5
      In-process research and development.................................  6.8
      Microsoft agreement.................................................  1.5
      Goodwill............................................................   .8
                                                                           ----
                                                                           $ 10
                                                                           ====

   In 1998, the Company increased its investment in Dragon Systems, a maker of voice recognition software, by $18 million. Goodwill arising from the equity investment in Dragon Systems is being amortized on a straight-line basis over seven years.

Contribution of the Network & Storage Management Group to New VERITAS and the purchase of outstanding shares of Seagate Software by Seagate Technology.

 Contribution of the Network & Storage Management Group to New VERITAS

   On May 28, 1999, Seagate Technology, and its direct and indirect subsidiaries, Seagate Software and the Seagate Software Network & Storage Management Group, closed the Agreement and Plan of Reorganization (the "Plan") dated as of October 5, 1998 with VERITAS Holding Corporation ("New VERITAS") and VERITAS Software Corporation ("VERITAS"). The Plan provided for the contribution by Seagate Technology, Seagate Software, and certain of their respective subsidiaries to New VERITAS of (a) the outstanding stock of the Network & Storage Management Group and certain other subsidiaries of Seagate Software and (b) those assets used primarily in the network and storage management business of Seagate Software (the "NSMG business"), in consideration for the issuance of shares of common stock of New VERITAS to Seagate Software and the offer by New VERITAS to grant options to purchase common stock of New VERITAS to certain of Seagate Software's employees who become employees of New VERITAS or its subsidiaries. As part of the Plan, New VERITAS assumed certain liabilities of the NSMG business. The Plan was structured to qualify as a tax-free exchange.

                               SEAGATE TECHNOLOGY

   Subsequent to the consummation, all outstanding securities of New VERITAS were assumed and converted into common stock of VERITAS with identical rights, preferences and privileges, on a share for share basis. As a result of the contribution of the NSMG business to New VERITAS, Seagate Software received a total of 69,148,208 shares of VERITAS common stock and former employees of the NSMG business received options to purchase an aggregate of 6,945,048 shares of VERITAS common stock. Share and option amounts for VERITAS have been adjusted to reflect the two-for-one stock split effective July 9, 1999 by VERITAS.

   Seagate Technology has accounted for the contribution of NSMG to New VERITAS as a non-monetary transaction using the fair value of the assets and liabilities exchanged. After the transaction, Seagate Software owns approximately 41.63% (69,148,208 shares) of the outstanding shares of VERITAS, including the NSMG business. Because Seagate Technology still owns a portion of the NSMG business through its ownership of VERITAS, Seagate Technology did not recognize 100% of the gain on the exchange. The gain recorded is equal to the difference between 58.37% of the fair value of the VERITAS common stock received and 58.37% of Seagate Technology's basis in the NSMG assets and liabilities exchanged. Seagate Technology is accounting for its on going investment in VERITAS using the equity method. The difference between the recorded amount of Seagate Technology's investment in VERITAS and the amount of its underlying equity in the net assets of VERITAS has been allocated based upon the fair value of the underlying tangible and intangible assets and liabilities of VERITAS. The intangible assets included amounts allocated to in-process research and development and resulted in a $85 million write-off included in activity related to equity interest in VERITAS in the accompanying statement of operations. Intangible assets including goodwill are being amortized over four years

   Seagate Technology will include in its financial results its share of the net income or loss of VERITAS, excluding certain NSMG purchase accounting related amounts recorded by VERITAS, but including Seagate Technology's amortization of the difference between its recorded investment and the underlying assets and liabilities of VERITAS. Because of practicality considerations, the net income or loss of VERITAS will be included in the results of Seagate Technology on a one quarter lag basis. The results of VERITAS for the period from May 29, 1999 to June 30, 1999, the period subsequent to the contribution of NSMG to VERITAS, will be included in the Company's results of operations for the quarter ended October 1, 1999. The results of VERITAS for the period from July 1, 1999 to September 30, 1999 will be included in the Company's results for the quarter ended December 31, 1999.

 Seagate Technology exchange offer

   In a separate but related transaction to the NSMG contribution to VERITAS, on June 9, 1999, the Company exchanged 5,275,772 shares of its common stock for 3,267,255 of the outstanding shares of Seagate Software common stock owned by employees, directors and consultants of Seagate Software. The exchange ratio was determined based on the estimated value of Seagate Software common stock divided by the fair market value of Seagate Technology common stock.

   The estimated value of Seagate Software common stock exchanged into Seagate Technology common stock was determined based upon the sum of the fair value of the NSMG business, as measured by the fair value of the shares received from VERITAS, plus the estimated fair value of the Information Management Group ("IMG") of Seagate Software as determined by the Seagate Technology Board of Directors, plus the assumed proceeds from the exercise of all outstanding Seagate Software stock options, divided by the number of fully converted shares of Seagate Software. The Board of Directors of Seagate Technology considered a number of factors in determining the estimated fair value of the IMG business, including historical and projected revenues, earnings and cash flows, as well as other factors and consultations with financial advisors.

                               SEAGATE TECHNOLOGY

   The fair value of the Seagate Software shares acquired less the original purchase price paid by the employees was recorded as compensation expense for those shares outstanding and vested less than six months. The purchase of Seagate Software shares outstanding and vested more than six months was accounted for as the purchase of a minority interest and, accordingly, the fair value of the shares exchanged has been allocated to all of the identifiable tangible and intangible assets and liabilities of Seagate Software. In connection with the acquisition, Seagate Technology recorded compensation expense amounting to approximately $124 million and wrote off purchased research and development amounting to $2 million in the fourth quarter of fiscal 1999. Associated intangible assets and goodwill are being amortized to operations over four years.

 Computation of pro rata gain on contribution of NSMG to New VERITAS

                                                                     In millions
      Fair value of shares received.................................   $3,151
      Times: pro rata percentage accounted for at fair value........    58.37%
                                                                       ------
      Adjusted fair value of securities received....................   $1,839
                                                                       ------
      Book value of NSMG............................................   $   57
      Times: pro rate percentage accounted for at fair value........    58.37%
                                                                       ------
      Book value exchanged..........................................       33
                                                                       ------
      Pro rata gain.................................................   $1,806
                                                                       ======

 Computation of original investment in VERITAS

                                                                    In millions
      Book value of NSMG...........................................   $   57
      Times: pro rata percentage accounted for at fair value.......    41.63%
                                                                      ------
      Portion of investment in VERITAS with no step up in basis....       24
      Plus: Adjusted fair value of securities received.............    1,839
                                                                      ------
      Investment in VERITAS........................................   $1,863
                                                                      ======

 Allocation of original investment in VERITAS

                                                                   In millions
      Allocation of investment to VERITAS assets and liabilities:
        Net tangible assets.......................................   $  114
        Intangible assets:
          Distribution channel....................................        9
          Developed technology....................................       46
          Trademark and workforce.................................       16
          In-process research and development.....................       40
      Allocation of investment to NSMG assets and liabilities:
        Net tangible assets.......................................       24
        Intangible assets:
          Distribution channel....................................       66
          Developed technology....................................       92
          Trademark and workforce.................................       14
          In-process research and development.....................       45
        Goodwill..................................................    1,397
                                                                     ------
            Total original investment in VERITAS..................   $1,863
                                                                     ======

                               SEAGATE TECHNOLOGY

 Value of minority interest

                                                          Dollars in millions,
                                                          except per share data
      Number of Seagate Software shares and options
       exchanged for Seagate Technology stock held by
       former employees, consultants and shares held more
       than six months by employees......................       1,010,010
      Times: Exchange ratio into Seagate Technology
       stock.............................................           1.699
                                                               ----------
      Number of Seagate Technology shares issued.........       1,716,007
      Value per share of Seagate Technology common stock
       as of June 9, 1999................................      $    30.75
                                                               ----------
          Total value Seagate Technology shares issued...      $       53
      Less: Proceeds from assumed exercise of Seagate
       Software stock options............................              (1)
                                                               ----------
          Total value of minority interest...............      $       52
                                                               ==========

 Allocation of minority interest purchase price to the intangible assets of Seagate Software

                                                                     In millions
      Distribution channel..........................................     $ 2
      Developed technology..........................................       4
      Trademark and workforce.......................................       1
      In-process research and development...........................       2
      Goodwill......................................................      45
                                                                         ---
        Subtotal....................................................      54
      Deferred tax liability........................................      (2)
                                                                         ---
          Total.....................................................     $52
                                                                         ===

 Compensation relating to stock purchased from employees

                                                           Dollars in millions,
                                                           except per share data
      Seagate Software options exercised and exchanged
       for Seagate Technology stock......................        2,240,470
      Plus: Seagate Software stock held for less than 6
       months and exchanged for Seagate Technology
       stock.............................................           16,775
                                                                ----------
          Total Seagate Software shares exchanged........        2,257,245
      Times: Exchange ratio into Seagate Technology
       stock.............................................            1.699
                                                                ----------
      Number of Seagate Technology shares issued.........        3,835,059
                                                                ----------
      Value per share of Seagate Technology common stock
       on June 9, 1999...................................       $    30.75
      Less: Average price paid per Seagate Technology
       share.............................................       $    (4.01)
                                                                ----------
      Average compensation expense per Seagate Technology
       share issued......................................       $    26.74
                                                                ----------
          Total compensation expense.....................       $      103
                                                                ==========

                              SEAGATE TECHNOLOGY

 Reconciliation of amounts included in Gain on contribution of NSMG to VERITAS, net

                                                                     In millions
      Pro rata gain.................................................   $1,806
      Less:
        Compensation expense........................................      124
        Transaction costs...........................................       12
                                                                       ------
      Gain on contribution of NSMG to VERITAS, net..................   $1,670
                                                                       ======

 Activity related to equity interest in VERITAS

                                                                     In millions
      Write-off of in-process research and development..............    $ 85
      Amortization of intangible assets including goodwill..........      34
                                                                        ----
      Activity related to equity interest in VERITAS................    $119
                                                                        ====

   All activity related to the equity interest in VERITAS was recorded in the fourth quarter of fiscal 1999.

 Allocation of tangible and intangible assets and liabilities related to NSMG and VERITAS

 Overview

   NSMG offers network and storage management software solutions, which focus on the information availability component of Enterprise Information Management ("EIM") by enabling IT professionals to manage distributed network resources and to secure and protect enterprise data. NSMG's products include features such as system backup, disaster recovery, migration, replication, automated client protection, storage resource management, scheduling, event correlation and desktop management.

   VERITAS develops, markets and supports advanced storage management and high availability products for open system environments. VERITAS' products provide performance improvement and reliability enhancement features that are critical for many commercial applications. Some of the key features of storage management products include protection against data loss and file corruption, rapid recovery after disk or system failure, the ability to process large files efficiently and the ability to manage the storage systems without interrupting users. The high availability products provide an automated failover between computer systems organized in clusters sharing disk resources.

   In accordance with the provisions of Accounting Principles Board ("APB") Opinions No. 16 and 17, all identifiable assets acquired were analyzed to determine their Fair Market Values. As the basis for identifying the in-process research and development ("R&D"), the development projects were evaluated in the context of Interpretation 4 of Financial Accounting Standards Board Statement No. 2. In accordance with these provisions, the developmental projects were examined to determine if there were any alternative future uses. Such evaluation consisted of a specific review of the efforts, including the overall objectives of the project, progress toward the objectives, and the uniqueness of the developments of these objectives. Further, each in-process R&D project was reviewed to determine if technological feasibility had been achieved.

 Description of methodology

   Tangible net assets of VERITAS principally include cash and investments, accounts receivable, fixed assets and other current assets. Liabilities principally include accounts payable, accrued compensation, and other accrued liabilities.

                               SEAGATE TECHNOLOGY

   To estimate the value of the developed technology, the expected future cash flows attributable to all existing technology was discounted, taking into account risks related to the characteristics and applications of the technology, existing and future markets, and assessments of the life cycle stage of the technology. The developed technology is being amortized on the straight-line basis over its estimated useful life (four years) which is expected to exceed the ratio of current revenues to the total of current and anticipated revenues.

   The value of the distribution networks and original equipment manufacturer agreements was estimated by considering, among other factors, the size of the current and potential future customer bases, the quality of existing relationships with customers, the historical costs to develop customer relationships, the expected income and associated risks. Associated risks included the inherent difficulties and uncertainties in transitioning business relationships and risks related to the viability of and potential changes to future target markets.

   The value of trademarks was estimated by considering, among other factors, the assumption that in lieu of ownership of a trademark, a company would be willing to pay a royalty in order to exploit the related benefits of such trademark.

   The value of the assembled workforce was estimated as the costs to replace the existing employees, including recruiting, hiring, and training costs for each category of employee.

   The value allocated to projects identified as in-process technology at VERITAS and Seagate Software, for the minority interest acquired, were charged to expense in the fourth quarter of fiscal 1999. These write-offs were necessary because the acquired technologies had not reached technological feasibility at the date of purchase and have no future alternative uses. Seagate Software expects that the acquired in-process research and development will be successfully developed, but there can be no assurance that commercial viability of these products will be achieved.

   The nature of the efforts required to develop the purchased in-process technology into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the product can be produced to meet its design specifications, including functions, features and technical performance requirements. The value of the purchased in-process technology for VERITAS was estimated as the projected net cash flows related to such products, including costs to complete the development of the technology and the future revenues to be earned upon commercialization of the products, excluding revenues attributable to future development efforts. These cash flows were then discounted back to their net present value. The projected net cash flows from such projects were based on management's estimates of revenues and operating profits related to such projects.

   Goodwill is calculated as the residual difference between the estimated amount paid and the values assigned to identified tangible and intangible assets and liabilities.

 Valuation Assumptions

 Revenue

   Revenue estimates were based on (i) aggregate revenue growth rates for the businesses as a whole, (ii) growth rates for the storage management software market, (iii) the aggregate size of the storage management software market,
(iv) anticipated product development and introduction schedules, (v) product sales cycles, and (vi) the estimated life of a product's underlying technology.

   Future revenue estimates were generated based on the worldwide storage management software market and the backup, restore and archive market. The overall storage management software market is forecasted to

                               SEAGATE TECHNOLOGY
increase at a compound annual growth rate of 14.2%, from a 1997 value of $2.543 billion to a 2002 value of $4.941 billion. The backup, restore and archive software segment of storage management software, in which NSMG competes, is expected to grow much faster than other segments.

   NSMG is positioned for continued growth in its backup, restore, and archive software products. The backup, restore, and archive segment is the fastest growing in the storage management software market. Moreover, NSMG competes, and is one of the leaders in providing this type of software for the Windows NT operating environment. Revenue for Windows 95 and Windows NT is projected to grow at a 43.3% compound annual growth rate (1997 through 2002), higher than for any other operating environment.

   Revenue for NSMG was forecasted by product line for the years 1999 through 2001. Revenue was expected to be $350 million for the 1999 calendar year. Thereafter, NSMG is expected to grow slightly greater than the 43.3% industry average through 2003. The revenue by product was allocated between existing, in-process, and future technology; indicating a four-year life cycle (revenue contribution from technology), which is consistent with NSMG's past experience with technology life cycles.

   VERITAS is an open systems supplier. The market for open systems suppliers grew 101.2% between 1996 and 1997. In addition, VERITAS looks to growth and increase its market share through positioning itself as a provider of software services in the Windows NT operating environment. As above, revenue for Windows is projected to grow at a 43.3% compound annual growth rate (1997 through 2002).

   Revenue for VERITAS was forecasted by product line for the years 1999 through 2001. Revenue was expected to be $270 million for the 1999 calendar year. Thereafter, VERITAS is expected to grow at 67.9% and 58.4% for years 2000 and 2001, respectively, a rate greater than the 43.3% industry average. For years 2002 through 2005, revenues are expected to level off at a 40% growth rate. The revenue by product was allocated between existing, in-process, and future technology indicating a four-year life cycle (revenue contribution from technology) for NT based products and a three-year life cycle for Unix based products which is consistent with VERITAS' past experience with technology life cycles.

 Operating expenses

   Estimated operating expenses used in the valuation analysis of NSMG and VERITAS included (i) cost of goods sold, (ii) general and administrative expense, (iii) sales and marketing expense, and (iv) research and development expense. In developing future expense estimates, an evaluation of both NSMG and VERITAS's overall business models, specific product results, including both historical and expected direct expense levels (as appropriate), and an assessment of general industry metrics was conducted.

   Cost of goods sold. Cost of goods sold, for the developed and in-process technologies was estimated to be approximately 8.6% of revenues from 2000 to 2006 for NSMG. Cost of goods sold, for the developed and in-process technologies was estimated to be approximately 14.7% of revenues from 2000 to 2005 for VERITAS.

   General and administrative ("G&A") expense. G&A expense, expressed as a percentage of revenue, for the developed and in-process technologies was estimated to be 9.2% in 1999 and expected to be reduced to 6.7% by 2002 for NSMG. G&A expense for VERITAS, expressed as a percentage of revenue, for the developed and in-process technologies was held constant at 4.4% of revenues for the forecast period of 2000 to 2005.

   Selling and marketing ("S&M") expense. S&M expense, expressed as a percentage of revenue, for the developed and in-process technologies was estimated to be 37.4% for years 2000 to 2006 related to NSMG. S&M expense for VERITAS, expressed as a percentage of revenue, for the developed and in-process technologies was estimated to be 34.7% for years 2000 to 2005.

                               SEAGATE TECHNOLOGY

   Research and development ("R&D") expense. R&D expense consists of the costs associated with activities undertaken to correct errors or keep products updated with current information (also referred to as "maintenance" R&D). Maintenance R&D includes all activities undertaken after a product is available for general release to customers to correct errors or keep the product updated with current information. These activities include routine changes and additions. The maintenance R&D expense was estimated to be 17.4% of revenue for the developed and in-process technologies for the years 2000 to 2006 for NSMG. R&D expense for VERITAS was estimated as 18.2% of revenue in 1999 and was reduced to 16% by 2002, continuing at that rate until 2005.

   In addition, as of the date of the contribution of NSMG to New VERITAS, Seagate Software's management and VERITAS Software's management anticipated the costs to complete the in-process technologies at approximately $5.8 million and $44.2 million, respectively.

 Effective tax rate

   The effective tax rate utilized in the analysis of developed and in-process technologies was 33%, which reflects VERITAS's combined effective federal and state statutory income tax rates, exclusive of non-recurring charges at the time of the contribution and estimated for future years.

 Discount rate

   The discount rates selected for the developed and in-process technologies were 12% and 17%, respectively. In the selection of the appropriate discount rates, consideration was given to (i) the Weighted Average Rate of Return (approximately 14% at the date of acquisition) and (ii) the Weighted Average Return on Assets (approximately 18%) that investors expect for company's with similar anticipated growth rates and other characteristics as the NSMG and VERITAS businesses. The discount rate utilized for the in-process technology was determined to be higher than the WARR due to the fact that the technology had not yet reached technological feasibility as of the date of valuation. In utilizing a discount rate greater than the WARR, management has reflected the risk premium associated with achieving the forecasted cash flows associated with these projects. The discount rate was adjusted downward from the WARR for the developed technologies to reflect less technological and/or market risk associated with forecasted sales of the existing products.

 Allocation of tangible and intangible assets and liabilities related to the Seagate Software minority interest acquired by Seagate Technology

   Seagate Software's investment in VERITAS comprises over 85% of the fair value of Seagate Software. Accordingly, the assumptions utilized in the allocation of the purchase price of the minority interest of Seagate Software acquired by Seagate Technology were materially the same as those used in the allocation of the tangible and intangible assets and liabilities of NSMG and VERITAS.

 Pro forma financial information

   The pro forma financial information presented below is presented as if the contribution of NSMG to VERITAS and the purchase of the Seagate Software minority interest by Seagate Technology had occurred at the beginning of fiscal 1998. The pro forma statements of operations for the twelve months ended July 2, 1999 and July 3, 1998, include the historical results of Seagate Technology less the historic results of the NSMG business, plus Seagate Technology's equity interest in the pro forma results of VERITAS, including recurring amortization of related goodwill and intangibles plus recurring amortization of goodwill and intangibles associated with the purchase of shares of Seagate Software stock by Seagate Technology. Non-recurring transactions, such as the gain on the NSMG contribution to VERITAS, compensation expense relating to the

                               SEAGATE TECHNOLOGY
acquisition of stock held less than six months by employees of Seagate Software, transaction costs and the write-off of in-process research and development are excluded from the pro forma presentation. The pro forma financial results are as follows:

                                             For the years ended
                                     ---------------------------------------
                                       July 2, 1999          July 3, 1998
                                     -----------------     -----------------
                                       In millions, except per share data
      Revenue......................  $           6,600     $           6,644
      Loss before income taxes.....               (110)               (1,127)
      Net loss.....................                (34)                 (789)
      Net loss per share--basic and
       diluted.....................  $           (0.14)    $           (3.24)

Restructuring

   During the third quarter of fiscal 1999, the Company recorded a restructuring charge of $72 million as a result of steps the Company is taking to further improve the efficiency of its operations. These actions include closure of the Company's microchip manufacturing facility in Scotland; discontinuance of the Company's recording head suspension business located in Malaysia and Minnesota; consolidation of global customer service operations by relocating such operations in Singapore, Scotland and Costa Mesa, California to Reynosa, Mexico; and closure of the Company's recording media substrate facility in Mexico. The restructuring charges were comprised of $37 million for the write-off or write-down of excess manufacturing, assembly and test equipment formerly utilized in Scotland, Malaysia and Minnesota; $16 million for lease termination and holding costs for facilities located in Scotland and Singapore; $10 million for employee termination costs; $3 million for the write-off of goodwill associated with the recording media substrate operation in Mexico; $2 million for the write-down of owned facilities located in Malaysia; $1 million for the write-down of leasehold improvements in Singapore; $1 million for the write-off of tooling; $1 million for contract cancellations associated with the suspension business; and $1 million for repayment of various grants previously received from the Scottish government. Prior to this period, there was no indication of permanent impairment of the assets associated with the closure and consolidation of facilities. Evaluations of the resale market for certain assets were used to estimate fair value.

   As of July 2, 1999, all of the equipment located at the microchip facility in Scotland has been sold and the lease on this facility has been terminated.

   The Company is in the final stages of disposing all of the assets for its suspension business. The facility that was previously occupied by the suspension operations is currently being used for other operations.

   In connection with the fiscal 1999 restructuring, the Company currently expects a workforce reduction of approximately 1,250 employees. Approximately 631 of the 1,250 employees had been terminated as of July 2, 1999. As a result of employee terminations and the write-off or write-down of equipment and facilities in connection with implementing the fiscal year 1999 restructuring plan, the Company estimates that annual salary and depreciation expense will be reduced by approximately $27 million and $16 million, respectively. The Company anticipates that the implementation of the 1999 restructuring plan will be substantially complete by the end of March 2000.

   In 1999, the Company reversed $12 million of its restructuring accruals originally recorded in fiscal year 1998 as a result of the Company abandoning its plan to seek an agreement with an external vendor to supply parts currently manufactured at a facility in Thailand. This reversal included $10 million of valuation reserves classified elsewhere on the balance sheet and reversal of amounts included in the restructuring reserve of $1 million for facility lease costs and $1 million for contract cancellations. In addition, reclassifications between

                               SEAGATE TECHNOLOGY
cost categories within the restructuring reserve were made as a result of differences between original estimates and amounts actually incurred or expected to be incurred. This was primarily a result of an increase in the period of time estimated to obtain a suitable sub-lessee for certain leased buildings located at the former San Jose, California design facility offset by lower severance and benefits costs than originally estimated.

   In the second and third quarters of fiscal 1998, the Company recorded restructuring charges aggregating $347 million. The Company had experienced reductions in revenue from the third quarter of fiscal year 1997 to the fourth quarter of fiscal year 1997 of 21%, from the fourth quarter of fiscal year 1997 to the first quarter of fiscal year 1998 of 4% and from the first quarter of fiscal year 1998 to the second quarter of fiscal year 1998 of an additional 12%. During the second quarter of fiscal 1998, forecasted production needs were much lower than the current capacity of the Company and the Company recognized that the recent oversupply in the marketplace was not a short-term anomaly. In this period, the Company also decided to discontinue production of several products, rendering test and manufacturing equipment unique to those products obsolete. Prior to this period, there was no indication of permanent impairment of these assets associated with the recent excess capacity of the Company or the products to be discontinued. These charges reflect steps the Company is taking to align worldwide operations with current market conditions by reducing existing capacity in all areas of the Company and improving the productivity of its operations and the efficiency of its development efforts by consolidating manufacturing and R&D operations. Actions include exiting production of mobile products; early discontinuation of several other products; closing and selling the Clonmel, Ireland drive manufacturing facility; closing and subleasing the San Jose and Moorpark, California design center facilities; aborting production expansion projects in Cork, Ireland; and divesting the Company of the new Philippines manufacturing facility, which was nearing completion. Included in the restructuring charge are the write-down and write-off of tangible assets comprised of manufacturing, assembly and test equipment and tooling formerly utilized in California, Singapore, Thailand, Ireland and facilities located in California, the Philippines and Thailand totaling $200 million and intangible assets totaling $2.5 million for of goodwill associated with permanently impaired media manufacturing equipment.

   The majority of the tangible assets have been disposed of or sold including the disposal of the Clonmel, Ireland facility in May 1998 and the sublease of one of the five buildings at the San Jose, California design center. The Company is marketing three additional buildings in the San Jose, California design center for sublease. The fifth building has a remaining lease term so short as to make a sublease impractical. Equipment formerly utilized at these facilities, in addition to equipment associated with restructuring actions in Singapore and Thailand, has been relocated to other sites or scrapped. Of the $137 million in write-offs and write-downs of equipment, $109 million was scrapped and $28 million is awaiting final disposition. In addition, $10 million of equipment was transferred at net book value for use in operations at other sites. Subsequent to the recording of the restructuring reserve, depreciation related to certain assets that continued in use, was included in operations. At the time these assets were identified as available for sale no further depreciation was recorded. The write-off of intangibles and other assets includes capital equipment deposits and goodwill associated with permanently impaired equipment. Costs associated with aborting production expansion projects in Cork, Ireland include primarily architect costs, lease termination costs associated with equipment leased by contractors, and lease termination costs for temporary housing used by contractor personnel.

   Certain facilities including design centers in California, as well as manufacturing facilities in Thailand continued in use after restructuring amounts were recorded. The Moorpark, California product design center remained in use for six months after the write-down of leasehold improvements and equipment totaling $9 million. This facility has been subleased for a portion of the remaining minimum lease term. One Thailand manufacturing facilities continue to be utilized until a satisfactory agreement can be made with an external vendor to supply parts currently manufactured at this location. At the time the decision to exit this facility was

                               SEAGATE TECHNOLOGY
made, the Company believed that it had identified a supplier for parts. It was subsequently determined that the supplier could not meet the Company's quality standards.

   As of January 1, 1999, the Company's planned workforce reduction associated with the fiscal 1998 restructuring of approximately 15,000 employees had been completed. The implementation of the 1998 restructuring plan was substantially complete as of July 2, 1999.

   The following table summarizes the Company's restructuring activities:

                         Severance                      Intangibles
                            and      Excess               & Other     Contract
                         Benefits  Facilities Equipment   Assets    Cancellations Other  Total
                         --------- ---------- --------- ----------- ------------- -----  -----
                                                     In millions
FY98 restructuring
 charge.................   $ 57       $ 78      $ 137      $  11        $ 43      $ 21   $ 347
Cash charges............    (48)        (3)       --         --          (38)      (11)   (100)
Non-cash charges........    --         (55)      (137)       (11)        --        --     (203)
                           ----       ----      -----      -----        ----      ----   -----
Reserve balances, July
 3, 1998................   $  9       $ 20      $ --       $ --         $  5      $ 10   $  44
FY99 restructuring
 charge.................     10         19         37          4           1         1      72
Cash charges............    (12)       (20)       --         --          --         (1)    (33)
Non-cash charges........    --          (4)       (37)        (4)        --        --      (45)
Adjustments and
 Reclassifications......     (3)         3        --         --           (3)        1      (2)
                           ----       ----      -----      -----        ----      ----   -----
Reserve balances, July
 2, 1999................   $  4       $ 18      $ --       $ --         $  3      $ 11   $  36
                           ====       ====      =====      =====        ====      ====   =====

 Business Segment and Geographic Information

   The Company designs, manufactures and markets products for storage, retrieval and management of data on computer and data communications systems. These products include disc drives and disc drive components, tape drives and software. The Company has three operating segments, disc drives, software and tape drives, however, only the disc drive and software businesses are reportable segments under the criteria of SFAS No. 131. The "other" category in the following revenue and gross profit tables consists of tape drives and out-of-warranty repair. The CEO evaluates performance and allocates resources based on revenue and gross profit from operations. Gross profit from operations is defined as revenue less cost of sales. The Company does not evaluate or allocate assets or depreciation by operating segment, nor does the CEO evaluate segments on these criteria. The CEO has been identified as the Chief Operating Decision Maker as defined by SFAS No. 131.

                               SEAGATE TECHNOLOGY

   The following table summarizes the Company's operations by business segment:

                                                   1999        1998      1997
                                                 --------    --------  --------
                                                        In millions
   Revenue:
     Disc Drives................................ $  6,101    $  6,152  $  8,079
     Software...................................      343         293       218
     Other......................................      358         374       643
                                                 --------    --------  --------
     Consolidated............................... $  6,802    $  6,819  $  8,940
                                                 ========    ========  ========
   Gross Profit:
     Disc Drives................................ $  1,163    $    667  $  1,668
     Software...................................      291         242       173
     Other......................................       98          80       181
                                                 --------    --------  --------
     Consolidated............................... $  1,552    $    989  $  2,022
                                                 ========    ========  ========
   Total Assets:
     Disc Drives................................ $ 16,553    $ 16,685  $ 15,321
     Software...................................    2,032(1)      212       180
     Other......................................      299          80        53
     Eliminations...............................  (11,812)    (11,332)   (8,831)
                                                 --------    --------  --------
     Consolidated............................... $  7,072    $  5,645  $  6,723
                                                 ========    ========  ========

--------
(1) Includes $1.745 billion equity investment in VERITAS Software.

   In 1999, 1998 and 1997, Compaq Computer Corporation accounted for more than 10% of consolidated revenue for a total of $1.144 billion, $873 million and $995 million, respectively. Sales to Compaq Computer Corporation were from the Company's disc drive segment.

   Enterprise-wide information is provided in accordance with SFAS No. 131. Long-lived assets consist of property, equipment and leasehold improvements, capital leases, equity investments, goodwill and other intangibles, and other non-current assets as recorded by the Company's operations in each area.

   The following table summarizes the Company's operations by geographic area:

                                                      1999       1998    1997
                                                     -------    ------- -------
                                                           In millions
   Revenue from external customers: (1)
     United States.................................. $ 3,440    $ 3,641 $ 5,216
     The Netherlands................................   1,361      1,447   1,704
     Singapore......................................   1,194      1,119     713
     Other..........................................     807        612   1,307
                                                     -------    ------- -------
     Consolidated................................... $ 6,802    $ 6,819 $ 8,940
                                                     =======    ======= =======
   Long-lived Assets:
     United States.................................. $ 2,571(2) $   771 $   852
     Singapore......................................     546        607     583
     Other..........................................     643        652     735
                                                     -------    ------- -------
     Consolidated................................... $ 3,760    $ 2,030 $ 2,170
                                                     =======    ======= =======

--------
(1) Revenue is attributed to countries based on the shipping location.
(2) Includes $1.745 billion equity investment in VERITAS Software.

                               SEAGATE TECHNOLOGY

Commitments

   Leases--The Company leases certain property, facilities and equipment under non-cancelable lease agreements. Land and facility leases expire at various dates through 2015 and contain various provisions for rental adjustments including, in certain cases, a provision based on increases in the Consumer Price Index. All of the leases require the Company to pay property taxes, insurance and normal maintenance costs.

   Future minimum lease payments for operating leases with initial or remaining terms of one year or more were as follows at July 2, 1999:

                                               Operating
                                                Leases
                                              -----------
                                              In millions
            2000.............................    $ 46
            2001.............................      41
            2002.............................      31
            2003.............................      25
            2004.............................      21
            After 2004.......................     138
                                                 ----
                                                 $302
                                                 ====

   Total rent expense for all land, facility and equipment operating leases was approximately $56 million, $58 million and $51 million for 1999, 1998 and 1997, respectively.

   Capital Expenditure--The Company's commitments for construction of manufacturing facilities and equipment approximated $78 million at July 2, 1999.

Supplemental Cash Flow Information

                                                            1999   1998   1997
                                                           ------  -----  -----
                                                              In millions
   Cash Transactions:
     Cash paid for interest............................... $   52  $  52  $  26
     Cash paid for income taxes, net of refunds...........   (107)    (1)    59
   Non-Cash Transactions:
     Contribution of NSMG to VERITAS...................... $1,806  $ --   $ --
     Acquisition of minority interest.....................     52    --     --
     Conversion of debentures.............................    --     --     788

Subsequent Events

   The Company is in the process of developing a restructuring plan designed to realign its manufacturing capacity and increase productivity. Some minor restructuring activities have taken place during the first quarter of fiscal 2000; however, as this plan is further developed, the Company expects there to be additional restructuring activities that could be substantial. As a result, the Company will be required to record a potentially substantial charge to operations associated with this restructuring in its fiscal quarter ended October 1, 1999.

   In July 1999, the Board of Directors approved the adoption of the 1999 Stock Option Plan (the "Plan"), subject to stockholder approval at the 1999 Annual Meeting of Stockholders. The number of shares of common stock that will be reserved for issuance under the Plan is estimated to be approximately 11 million.

                               SEAGATE TECHNOLOGY

   Pursuant to a registration statement declared effective by the Securities and Exchange Commission on August 9, 1999, the Company's Seagate Software subsidiary sold an aggregate of 8,232,667 shares of VERITAS common stock for proceeds of $396.8 million, net of underwriting discounts and commissions and before expenses. Seagate Software acquired such shares in connection with the contribution of the Network & Storage Management Group business to VERITAS. The underwriters have an option to acquire an additional 909,833 shares of VERITAS common stock to cover over-allotments from Seagate Software prior to September 8, 1999 at a per share price of $48.1925 (net of underwriting discounts and commissions). In connection with the sale of the VERITAS shares, Seagate Software agreed that it would not sell or otherwise dispose of any additional shares of VERITAS common stock prior to November 7, 1999. Certain exceptions to this limitation apply, including transfers to affiliated entities and the sale of the remaining over-allotment option noted above.

   On August 17, 1999, SanDisk Corporation, a company in which Seagate holds an equity interest, filed a registration statement with the Securities and Exchange Commission in connection with a public offering of 3,000,000 shares of its common stock. Of the 3,000,000 shares, 2,750,000 will be sold by SanDisk and 250,000 will be sold by the Company.

   Concurrent with the equity offering, the Company will enter into a prepaid forward contract with the SanDisk PEPS Trust in connection with a public offering of an aggregate of $200 million of Premium Exchangeable Participating Shares, or PEPS, of the Trust. The SanDisk PEPS Trust will offer the underwriters an option to purchase an additional $30 million of PEPS to cover any over-allotments in connection with the PEPS offering.

   In addition, Thomas F. Mulvaney, senior vice president, general counsel and secretary of Seagate Technology, resigned from SanDisk's board of directors on August 13, 1999.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Seagate Technology, Inc.

   We have audited the accompanying consolidated balance sheets of Seagate Technology, Inc. as of July 2, 1999 and July 3, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended July 2, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the consolidated financial position of Seagate Technology, Inc. at July 2, 1999 and July 3, 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended July 2, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          Ernst & Young LLP

San Jose, California
July 15, 1999, except for the Subsequent Events note, as to which the date is August 17, 1999.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

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

                                    PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) The following documents are filed as a part of this Report:

   1. Financial Statements. The following Consolidated Financial Statements of Seagate Technology, Inc. and Report of Independent Auditors are included in
Item 8:

     Report of Independent Auditors

     Consolidated Balance Sheets--July 2, 1999 and July 3, 1998.

     Consolidated Statements of Operations--Years Ended July 2, 1999; July 3, 1998 and June 27, 1997.

     Consolidated Statements of Stockholders' Equity--Years Ended July 2, 1999; July 3, 1998 and June 27, 1997.

     Consolidated Statements of Cash Flows--Years Ended July 2, 1999; July 3, 1998 and June 27, 1997.

     Notes to Consolidated Financial Statements.

   2. Financial Statement Schedules. The following consolidated financial statement schedule of Seagate Technology, Inc. is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Seagate Technology, Inc.:

     Schedule
     --------
     II--Valuation and Qualifying Accounts

   Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

3.

    Exhibits:                                                            Notes:
    ---------                                                            ------
       3.1    Certificate of Incorporation of Registrant, as amended.     (A)
       3.2    By-Laws of Registrant, as amended.                          (B)
       4.1    Indenture, dated as of March 1, 1997 (the "Indenture"),     (C)
              between Seagate Technology, Inc. (the "Company")
              and First Trust of California, National Association, as
              Trustee.
       4.2    Officers' Certificate pursuant to Section 301 of the        (C)
              Indenture, without Exhibits,
              establishing the terms of the Company's senior notes and
              senior debentures.
       4.3    Form of Senior Note.                                        (C)
       4.4    Form of Senior Debenture.                                   (C)
      10.1    1983 Incentive Stock Option Plan and form of Stock          (E)
              Option Agreement.
      10.2    Seagate Technology Employee Stock Purchase Plan, as         (K)
              amended.
      10.3    Registrant's Executive Stock Plan.                          (I)
      10.4    Conner Peripherals, Inc. 1986 Incentive Stock Plan.         (I)
      10.5    Building Agreement for Land At Private Lot A14547 in Yio    (K)
              Chu Kang dated
              May 30, 1996 between Seagate Technology International
              and Jurong Town
              Corporation.
      10.6    Lease Agreement dated July 18, 1994 between Universal       (K)
              Appliances Limited
              and Seagate Technology (Thailand) Limited.
      10.7    1991 Incentive Stock Option Plan and form of Option         (K)
              Agreement, as amended.
      10.8    Acquisition Agreement dated as of September 29, 1989 by     (G)
              and among Seagate
              Technology, Inc. and Control Data Corporation, Imprimis
              Technology
              Incorporated and Magnetic Peripherals, Inc.
      10.9    Amended and Restated Directors' Option Plan and form of     (H)
              Option Agreement.
      10.10   Amended and Restated Archive Corporation Stock Option       (I)
              and Restricted
              Stock Purchase Plan--1981.
      10.11   Amended and Restated Archive Corporation Incentive Stock    (I)
              Option Plan--1981.
      10.12   Conner Peripherals, Inc.--Arcada Holdings, Inc. Stock       (J)
              Option Plan.
      10.13   Arcada Holdings, Inc. 1994 Stock Option Plan.               (J)
      10.14   Separation Agreement and Release between the Registrant     (K)
              and Alan F. Shugart
              dated as of July 29, 1998.
      10.15   1998 Nonstatutory Stock Option Plan and form of Stock
              Option Agreement.
      21.1    Subsidiaries of the Registrant.
      23.1    Consent of Ernst & Young LLP, Independent Auditors.
      24.1    Power of Attorney (included on page 87).
      27      Financial Data Schedule

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

(G) Incorporated by reference to exhibits filed in response to Item 7(c), "Exhibits," of the Company's Current Report on Form-8K dated October 2, 1989.

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

(K) Incorporated by reference to exhibits filed in response to Item 14(a), "Exhibits," of the Company's Form 10-K for the year ended July 3, 1998.

  (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended July 2, 1999 except for the following:

   On June 17, 1999, a report on Form 8-K was filed reporting the completion of the sale of Seagate Software, Inc.'s Network & Storage Management Group business to VERITAS Software Corporation on May 28, 1999. Seagate Software, Inc. is a majority-owned subsidiary of the Registrant.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SEAGATE TECHNOLOGY, INC.

                                                 /s/ Stephen J. Luczo
                                          By___________________________________
                                                  (Stephen J. Luczo, Chief
                                                    Executive Officer,
                                                 President and a Director)

Dated: August 25, 1999

                               POWER OF ATTORNEY

   Know All Men By These Presents, that each person whose signature appears below constitutes and appoints Stephen J. Luczo and Charles C. Pope, jointly and severally, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Report on Form 10-K, including post-effective amendments, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----


      /s/ Stephen J. Luczo           Chief Executive Officer,       August 25, 1999
____________________________________  President
         (Stephen J. Luczo)           and a Director (Principal
                                      Executive Officer)

      /s/ Charles C. Pope            Executive Vice President and   August 25, 1999
____________________________________  Chief Financial Officer
         (Charles C. Pope)            (Principal Financial and
                                      Accounting Officer)

       /s/ Gary B. Filler            Co-Chairman of the Board       August 25, 1999
____________________________________
          (Gary B. Filler)

      /s/ Lawrence Perlman           Co-Chairman of the Board       August 25, 1999
____________________________________
         (Lawrence Perlman)

      /s/ Kenneth Haughton           Director                       August 25, 1999
____________________________________
         (Kenneth Haughton)

      /s/ Robert A. Kleist           Director                       August 25, 1999
____________________________________
         (Robert A. Kleist)

     /s/ Thomas P. Stafford          Director                       August 25, 1999
____________________________________
        (Thomas P. Stafford)


    /s/ Laurel L. Wilkening          Director                       August 25, 1999
____________________________________
       (Laurel L. Wilkening)


                            SEAGATE TECHNOLOGY, INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

         Col. A             Col. B      Col. C       Col. D        Col. E      Col. F
         ------             ------      ------       ------        ------      ------
                                              Additions
                                      --------------------------
                          Balance at  Charged to   Charged to    Deductions- Balance at
                           Beginning  Costs and  Other Accounts-  Describe     End of
      Description          of Period   Expenses     Describe         (1)       Period
      -----------         ----------  ---------- --------------- ----------- -----------
Year Ended July 2, 1999:
 Deducted from asset
  accounts:
 Allowance for doubtful
  accounts..............  $54,130,000 $  457,000     $  --       $ 2,058,000 $52,529,000
                          =========== ==========     ======      =========== ===========
Year Ended July 3, 1998:
 Deducted from asset
  accounts:
 Allowance for doubtful
  accounts..............  $60,413,000 $1,182,000     $  --       $ 7,465,000 $54,130,000
                          =========== ==========     ======      =========== ===========
Year Ended June 27,
 1997:
 Deducted from asset
  accounts:
 Allowance for doubtful
  accounts..............  $66,656,000 $5,729,000     $  --       $11,972,000 $60,413,000
                          =========== ==========     ======      =========== ===========

--------
(1) Uncollectible accounts written off, net of recoveries.

                            SEAGATE TECHNOLOGY, INC.
                               INDEX TO EXHIBITS

 Exhibits                                                                Notes:
 --------                                                                ------
   3.1    Certificate of Incorporation of Registrant, as amended.          (A)
   3.2    By-Laws of Registrant, as amended.                               (B)
   4.1    Indenture, dated as of March 1, 1997 (the "Indenture"),          (C)
          between Seagate Technology, Inc. (the "Company") and First
          Trust of California, National Association, as Trustee.
   4.2    Officers' Certificate pursuant to Section 301 of the             (C)
          Indenture, without Exhibits, establishing the terms of the
          Company's senior notes and senior debentures.
   4.3    Form of Senior Note.                                             (C)
   4.4    Form of Senior Debenture.                                        (C)
  10.1    1983 Incentive Stock Option Plan and form of Stock Option        (E)
          Agreement.
  10.2    Seagate Technology Employee Stock Purchase Plan, as amended.     (K)
  10.3    Registrant's Executive Stock Plan.                               (I)
  10.4    Conner Peripherals, Inc. 1986 Incentive Stock Plan.              (I)
  10.5    Building Agreement for Land At Private Lot A14547 in Yio Chu     (K)
          Kang dated May 30, 1996 between Seagate Technology
          International and Jurong Town Corporation.
  10.6    Lease Agreement dated July 18, 1994 between Universal            (K)
          Appliances Limited and Seagate Technology (Thailand)
          Limited.
  10.7    1991 Incentive Stock Option Plan and form of Option              (K)
          Agreement, as amended.
  10.8    Acquisition Agreement dated as of September 29, 1989 by and      (G)
          among Seagate Technology, Inc. and Control Data Corporation,
          Imprimis Technology Incorporated and Magnetic Peripherals,
          Inc.
  10.9    Amended and Restated Directors' Option Plan and form of          (H)
          Option Agreement.
  10.10   Amended and Restated Archive Corporation Stock Option and        (I)
          Restricted Stock Purchase Plan--1981.
  10.11   Amended and Restated Archive Corporation Incentive Stock         (I)
          Option Plan--1981.
  10.12   Conner Peripherals, Inc.--Arcada Holdings, Inc. Stock Option     (J)
          Plan.
  10.13   Arcada Holdings, Inc. 1994 Stock Option Plan.                    (J)
  10.14   Separation Agreement and Release between the Registrant and      (K)
          Alan F. Shugart dated as of July 29, 1998.
  10.15   1998 Nonstatutory Stock Option Plan and form of Stock Option
          Agreement.
  21.1    Subsidiaries of the Registrant.
  23.1    Consent of Ernst & Young LLP, Independent Auditors.
  24.1    Power of Attorney (included on page 87).
  27      Financial Data Schedule

--------
(A) Incorporated by reference to exhibits filed in response to Item 16, "Exhibits," of the Company's Registration Statement on Form S-3 (File No. 33-13430) filed with the Securities and Exchange Commission on April 14, 1987.
(B) Incorporated by reference to exhibits filed in response to Item 14 (a), "Exhibits," of the Company's Form 10-K, as amended, for the year ended June 30, 1990.
(C) Incorporated by reference to exhibits filed in response to Item 7(b), "Financial Statements and Exhibits" of the Company's Current Report on Form 8-K dated March 4, 1997.
(E) Incorporated by reference to exhibits filed in response to Item 14(a), "Exhibits," of the Company's Form 10-K for the year ended June 30, 1983.
(G) Incorporated by reference to exhibits filed in response to Item 7(c), "Exhibits," of the Company's Current Report on Form-8K dated October 2, 1989.
(H) Incorporated by reference to exhibits filed in response to Item 14(a), "Exhibits," of the Company's Form 10-K for the year ended June 30, 1991.

(I) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-8 (registration number 333-00697) as filed with the Commission on February 5, 1996.
(J) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-8 (registration number 333-01059) as filed with the Commission on February 21, 1996.
(K) Incorporated by reference to exhibits filed in response to Item 14(a), "Exhibits," of the Company's Form 10-K for the year ended July 3, 1998.