Form 10-Q
period 1999-10-01
SEAGATE TECHNOLOGY INC
filed 1999-10-27
CIK 354952

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                       OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended October 1, 1999
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


                             Yes  X    No____
                                 ____

On October 1, 1999, 208,304,096 shares of the registrant's common stock were issued and outstanding.

                                     INDEX


                            SEAGATE TECHNOLOGY, INC.



PART I                    FINANCIAL INFORMATION                  PAGE NO.
---------  ----------------------------------------------------  --------

Item 1.    Financial Statements (Unaudited)

           Consolidated condensed statements of operations--
             Three months ended October 1, 1999 and
             October 2, 1998                                            3

           Consolidated condensed balance sheets--
             October 1, 1999 and July 2, 1999                           4

           Consolidated condensed statements of cash flows--
             Three months ended October 1, 1999 and
             October 2, 1998                                            5

           Notes to consolidated condensed financial statements         6


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         14



PART II           OTHER INFORMATION
---------  --------------------------------

Item 1.    Legal Proceedings                                           27

Item 6.    Exhibits and Reports on Form 8-K                            28

           SIGNATURES                                                  29

                            SEAGATE TECHNOLOGY, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (In Millions, Except Per Share Data)
                                  (Unaudited)


                                                      Three Months Ended
                                                      ------------------

                                                    October 1,   October 2,
                                                       1999         1998
                                                       ----         ----

Revenue                                               $1,682       $1,553

Cost of sales                                          1,404        1,232
Product development                                      140          141
Marketing and administrative                             118          131
Amortization of goodwill and
  other intangibles                                        9            9
Restructuring costs                                      112            -
Unusual items                                              -           77
                                                      ------       ------

   Total Operating Expenses                            1,783        1,590

   Loss from Operations                                 (101)         (37)

Interest income                                           21           26
Interest expense                                         (13)         (13)
Activity related to equity interest in VERITAS           (99)           -
Gain on sale of VERITAS stock                            193            -
Other                                                     (1)           3
                                                      ------       ------

   Other Income, net                                     101           16
                                                      ------       ------

Loss before income taxes                                   -          (21)
Provision (benefit) for income taxes                      (2)           9
                                                      ------       ------

   Net Income (Loss)                                  $    2       $  (30)
                                                      ======       ======

Net income (loss) per share:
  Basic                                               $ 0.01       $(0.12)
  Diluted                                               0.01        (0.12)

Number of shares used in
  per share computations:
  Basic                                                218.6        245.0
  Diluted                                              224.1        245.0

See notes to consolidated condensed financial statements.

                            SEAGATE TECHNOLOGY, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Millions)
                                  (Unaudited)


                                                       October 1,    July 2,
                                                          1999      1999  (1)
                                                          ----      ---------
ASSETS
------
Cash and cash equivalents                               $   342     $    396
Short-term investments                                    1,073        1,227
Accounts receivable, net                                    810          872
Inventories                                                 404          451
Deferred income taxes                                       286          252
Other current assets                                        116          114
                                                        -------     --------
     Total Current Assets                                 3,031        3,312
Property, equipment and leasehold improvements, net       1,584        1,687
Investment in VERITAS Software, net                       1,442        1,745
Goodwill and other intangibles, net                         134          144
Other assets                                                433          184
                                                        -------     --------
     Total Assets                                       $ 6,624     $  7,072
                                                        =======     ========
LIABILITIES
-----------
Accounts payable                                        $   636     $    714
Accrued employee compensation                               174          205
Accrued expenses                                            575          577
Accrued income taxes                                        179           43
Current portion of long-term debt                             1            1
                                                        -------     --------
     Total Current Liabilities                            1,565        1,540
Deferred income taxes                                     1,080        1,103
Other liabilities                                           179          163
Long-term debt, less current portion                        703          703
                                                        -------     --------
     Total Liabilities                                    3,527        3,509
                                                        -------     --------
STOCKHOLDERS' EQUITY
--------------------
Common stock                                                  3            3
Additional paid-in capital                                1,993        1,991
Retained earnings                                         2,340        2,355
Accumulated other comprehensive income (loss)               138           (7)
Deferred compensation                                       (39)         (43)
Treasury common stock at cost                            (1,338)        (736)
                                                        -------     --------
Total Stockholders' Equity                                3,097        3,563
                                                        -------     --------
     Total Liabilities and Stockholders' Equity         $ 6,624     $  7,072
                                                        =======     ========

(1) The information in this column was derived from the Company's audited consolidated balance sheet as of July 2, 1999.

See notes to consolidated condensed financial statements.

                           SEAGATE TECHNOLOGY, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Millions)
                                  (Unaudited)


                                                                          Three Months Ended
                                                                          -------------------
                                                                    October 1,             October 2,
                                                                      1999                   1998
                                                                      ----                   ----
OPERATING ACTIVITIES:
Net income (loss)                                                   $        2             $      (30)
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
  Depreciation and amortization                                            173                    165
  Deferred income taxes                                                   (150)                     4
  Non-cash portion of restructuring charge                                  76                      -
  Activity related to equity interest in VERITAS                           101                      -
  Gain on sale of VERITAS stock                                           (193)                     -
  Other, net                                                                 5                      7
  Changes in operating assets and liabilities:
    Accounts receivable                                                     62                     37
    Inventories                                                             41                     39
    Accounts payable                                                       (80)                   (72)
    Accrued income taxes                                                   139                    (12)
    Accrued expenses and employee compensation                             (62)                    11
    Other assets and liabilities, net                                       39                     12
                                                                    ----------             ----------
  Net cash provided by operating activities                                153                    161

INVESTING ACTIVITIES:
Acquisition of property, equipment and leasehold
 improvements, net                                                        (117)                  (107)
Purchases of short-term investments                                       (699)                (2,209)
Maturities and sales of short-term investments                             850                  1,937
Proceeds from sale of VERITAS stock                                        397                      -
Other, net                                                                 (18)                   (22)
                                                                    ----------             ----------
  Net cash provided by (used in) investing activities                      413                   (401)

FINANCING ACTIVITIES:
Sale of common stock                                                        20                      7
Purchase of treasury stock                                                (639)                    (1)
Other, net                                                                  (1)                     -
                                                                    ----------             ----------
  Net cash provided by (used in) financing activities                     (620)                     6

Effect of exchange rate changes on cash and cash equivalents                 -                     (1)
                                                                    ----------             ----------

Decrease in cash and cash equivalents                                      (54)                  (235)
Cash and cash equivalents at the beginning of the period                   396                    666
                                                                    ----------             ----------
Cash and cash equivalents at the end of the period                  $      342             $      431
                                                                    ==========             ==========


See notes to consolidated condensed financial statements.

                           SEAGATE TECHNOLOGY, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   Basis of Presentation
     ---------------------

     The consolidated condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes the disclosures included in the unaudited consolidated condensed financial statements, when read in conjunction with the consolidated financial statements of the Company as of July 2, 1999 and notes thereto, are adequate to make the information presented not misleading.

     The consolidated condensed financial statements reflect, in the opinion of management, all material adjustments necessary to summarize fairly the consolidated financial position, results of operations and cash flows for such periods. Such adjustments are of a normal recurring nature.

     The results of operations for the three month period ended October 1, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 30, 2000.

     The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Accordingly, fiscal 1999 was 52 weeks and ended on July 2, 1999 and fiscal 2000 will be 52 weeks and will end on June 30, 2000.

2.   Net Income (Loss) Per Share
     ---------------------------

     For the period in which the Company had net income, basic net income per share was based on the weighted average number of shares of common stock outstanding during the period. For the same period diluted net income per share further included the effect of dilutive stock options outstanding during the period. For the period in which the Company had a net loss, the net loss per share was computed using only the weighted average number of shares of common stock outstanding during the period. The following table sets forth the computation of basic and diluted net income (loss) per share:



     (In Millions, Except                   Three Months Ended
                                            ------------------
     Per Share Data)                     October 1,      October 2,
                                           1999            1998
                                           ----            ----
     Basic Net Income (Loss) Per
     ---------------------------
     Share Computation
     -----------------

     Numerator:
      Net income (loss)                  $        2      $      (30)
                                         ----------      ----------

     Denominator:
      Weighted average number of
      common shares outstanding
      during the period                       218.6           245.0
                                         ----------      ----------

     Basic net income (loss)
     per share                           $     0.01      $    (0.12)
                                         ==========      ==========

     Diluted Net Income (Loss) Per
     -----------------------------
     Share Computation
     -----------------

     Numerator:
      Net income (loss)                  $        2      $      (30)
                                         ----------      ----------


     Denominator:
      Weighted average number of
      common shares outstanding
      during the period                       218.6           245.0

     Incremental common shares
     attributable to exercise of
     outstanding options (assuming
     proceeds would be used to
     purchase treasury stock)                   5.5               -
                                         ----------      ----------

     Total                                    224.1           245.0
                                         ----------      ----------


     Diluted net income (loss)
     per share                           $     0.01      $    (0.12)
                                         ==========      ==========

     Options to purchase 3.1 million and 17.0 million shares of common stock were outstanding during the quarters ended October 1, 1999 and October 2, 1998, respectively, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

3.   Balance Sheet Information
     -------------------------
     (In millions)

                                                        October 1,    July 2,
                                                           1999        1999
                                                           ----        ----
     Accounts Receivable:

     Accounts receivable                                $      867   $     925
     Allowance for non-collection                              (57)        (53)
                                                        ----------   ---------
                                                        $      810   $     872
                                                        ==========   =========

     Inventories:

     Components                                         $      114   $     143
     Work-in-process                                            59          54
     Finished goods                                            231         254
                                                        ----------   ---------
                                                        $      404   $     451
                                                        ==========   =========

     Property, Equipment and Leasehold Improvements:

     Property, equipment and leasehold improvements     $    3,510   $   3,533
     Allowance for depreciation and amortization            (1,926)     (1,846)
                                                        ----------   ---------
                                                        $    1,584   $   1,687
                                                        ==========   =========

4.   Income Taxes
     ------------

     The Company recorded a $2 million benefit from income taxes for the three months ended October 1, 1999 compared with a $9 million provision for income taxes for the comparable period last year. The $2 million benefit from income taxes resulted primarily from applying a 39% combined U.S. federal and state rate, instead of the Company's 28% effective tax rate, to certain net expense items including restructuring charges, gain on sale of VERITAS Software Corporation ("VERITAS") common stock and activity related to the Company's equity interest in VERITAS. The 28% effective tax rate is less than the statutory rate because a portion of the Company's earnings from certain foreign operations is considered to be permanently reinvested offshore and is not subject to foreign income taxes.

5.   Supplemental Cash Flow Information
     ----------------------------------
     (In millions)

                                                          Three Months Ended
                                                          -------------------
                                                        October 1,   October 2,
                                                           1999         1998
                                                           ----         ----
     Cash Transactions:
      Cash paid for interest                            $       26   $      26
      Cash paid for income taxes, net of refunds                 4          15

6.   Restructuring Costs
     -------------------

     During the quarter ended October 1, 1999, the Company recorded a restructuring charge of $112 million. This was a result of a restructuring plan established to align the Company's global workforce and manufacturing capacity with existing and anticipated future market requirements and necessitated by the Company's improved productivity and operating efficiencies (the "fiscal 2000 restructuring plan"). These actions include workforce reductions, capacity reductions including closure of facilities or portions of facilities, write-off of excess equipment and consolidation of operations in the Company's recording media operations, disc drive assembly and test facilities, printed circuit board assembly manufacturing, recording head operations, customer service operations, sales and marketing group, and research and development activities. The restructuring charges were comprised of $48 million for the write-off of excess manufacturing, assembly and test equipment formerly utilized in Singapore, Thailand, and Northern California; $28 million for the write-off of owned facilities located in Singapore; $27 million for employee termination costs; $5 million in lease termination and holding costs; $2 million in renovation costs to restore facilities in Singapore and Northern California to their pre-lease condition; and $2 million in contract cancellations associated with one of the Singapore facilities. Prior to this period, there was no indication of permanent impairment of the assets associated with the closure and consolidation of facilities.

     In connection with the restructuring activities, the Company plans to reduce its workforce by approximately 10,400 employees. Approximately 2,600 of the 10,400 employees had been terminated as of October 1, 1999.
     As a result of employee terminations and the write-off of equipment and facilities in connection with implementing the fiscal 2000 restructuring plan, the Company estimates that annual salary and depreciation expense will be reduced by approximately $43 million and $38 million, respectively. The Company anticipates that the implementation of the fiscal 2000 restructuring plan will be substantially complete by June 30, 2000.

     In connection with the restructuring plan implemented in fiscal 1999, approximately 631 of the planned workforce reduction of 1,250 employees had been terminated as of October 1, 1999. As a result of employee terminations and the write-off or write-down of equipment and facilities in connection with implementing the fiscal 1999 restructuring plan, the Company estimates that annual salary and depreciation expense will be reduced by approximately $27 million and $16 million, respectively. The Company anticipates that the implementation of the fiscal 1999 restructuring plan will be substantially complete by the end of March 2000.

     The following table summarizes the Company's restructuring activities for the three months ended October 1, 1999:

                                Severance
                                  and        Excess                   Contract
In millions                     Benefits   Facilities   Equipment   Cancellations    Other      Total
                                ----------------------------------------------------------------------
Reserve balances,
 July 2, 1999                   $      4   $      18    $      -    $         3     $    11    $    36

FY2000 restructuring charge           27          33          48              2           2        112
Cash charges                          (9)         (2)          -              -           -        (11)
Non-cash charges                       -         (28)        (48)             -           -        (76)
                                ----------------------------------------------------------------------
Reserve balances,
 October 1, 1999                $     22   $      21    $      -    $         5     $    13    $    61
                                ======================================================================

7.   Business Segments
     -----------------

     The Company has three operating segments, disc drives, software and tape drives, however, only the disc drive business is a reportable segment under the criteria of SFAS 131. The "other" category in the following tables consists of tape drives, software, and out-of-warranty repair. The CEO evaluates performance and allocates resources based on revenue and gross profit from operations. Gross profit from operations is defined as revenue less cost of sales. The Company does not evaluate or allocate assets or depreciation by operating segment, nor does the CEO evaluate segments on these criteria. The CEO has been identified as the Chief Operating Decision Maker as defined by SFAS 131.

     The following tables summarize the Company's operations by business segment:

     In millions

                                    Three Months Ended
                                    ------------------

                                  October 1,   October 2,
                                     1999         1998
                                     ----         ----
     Revenue:
       Disc Drives                  $1,566       $1,391
       Other                           116          162
                                    ------       ------
       Consolidated                 $1,682       $1,553
                                    ======       ======

     Gross Profit:
       Disc Drives                  $  231       $  238
       Other                            47           83
                                    ------       ------
       Consolidated                 $  278       $  321
                                    ======       ======

                                    October 1,  July 2,
                                      1999       1999
                                      ----       ----
     Total Assets:
         Disc Drives                $ 16,784   $ 16,553
         Other                           378        586
                                    --------   --------
         Operating Segments           17,162     17,139

         Investment in VERITAS         1,442      1,745
         Eliminations                (11,980)   (11,812)
                                    --------   --------
         Consolidated               $  6,624   $  7,072
                                    ========   ========

8.   Comprehensive Income
     --------------------

     During the quarter ended October 1, 1999, Gadzoox Networks Inc. ("Gadzoox"), a company in which Seagate Technology holds a 19.89% interest, completed an initial public offering of its common stock. The Company is required to account for its investment under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). The Company has identified this investment as "available-for-sale". Under SFAS 115, an available-for-sale security is recorded at fair value on the balance sheet and unrealized holding gains and losses are reported, net of taxes, in a separate component of stockholders' equity called accumulated other comprehensive income, until realized. The Company recorded an unrealized gain on securities, net of tax, of $146 million to record its investment in Gadzoox at fair value as of October 1, 1999.

     The components of comprehensive income, net of related tax, for the three months ended October 1, 1999 and October 2, 1998 were as follows (in millions):

                                                        Three Months Ended
                                                        ------------------

                                                       October 1,  October 2,
                                                         1999        1998
                                                         ----        ----
    Net income (loss)                                  $      2    $    (30)
    Unrealized gain on securities                           145           5
    Foreign currency translation adjustments                  -           -
                                                       --------    --------
    Comprehensive income (loss)                        $    147    $    (25)
                                                       ========    ========

     The components of accumulated other comprehensive income, net of related tax, at October 1, 1999 and July 2, 1999 were as follows (in millions):

                                                      October 1,    July 2,
                                                         1999        1999
                                                         ----        ----

     Unrealized gain (loss) on securities             $     140    $     (5)
     Foreign currency translation adjustments                (2)         (2)
                                                      ---------    --------
     Accumulated other comprehensive income (loss)    $     138    $     (7)
                                                      =========    ========

9.   Equity Investment in VERITAS Software Corporation
     -------------------------------------------------

     Pursuant to a registration statement declared effective by the Securities and Exchange Commission on August 9, 1999, the Company's Seagate Software, Inc. ("Seagate Software") subsidiary sold 8,232,667 shares of VERITAS Software Corporation common stock for proceeds of $397 million, net of underwriting discounts and commissions. Seagate Software acquired such shares in connection with the Company's contribution of the Network & Storage Management Group business to VERITAS. The sale resulted in a pre-tax gain of $193 million. In connection with the sale of the VERITAS shares, Seagate Software agreed that it would not sell or otherwise dispose of any additional shares of VERITAS common stock prior to November 7, 1999 without the prior consent of Morgan Stanley & Co., Inc. Certain exceptions to this limitation apply, including transfers to affiliated entities. As of October 1, 1999, Seagate Software owns approximately 35% of the outstanding shares of VERITAS. The Company accounts for its investment in VERITAS under the equity method and records its equity interest in VERITAS' net income
     (loss) on a one-quarter lag.

     Summarized income statement information for VERITAS for the three months ended June 30, 1999 is as follows (in millions):

          Revenue                    $  115
          Gross profit                   99
          Net loss                     (162)

     The Company's recorded equity in the net loss of VERITAS was a loss of $2 million for the quarter ended October 1, 1999, and differs from the Company's proportionate share of VERITAS' reported net loss for the quarter ended June 30, 1999. This difference is primarily because the Company eliminates from VERITAS' net income (loss) the effect of VERITAS' accounting for the NSMG contribution, including VERITAS' write-off of in-process research and development and amortization expense related to intangible assets. In addition, the Company's recorded equity interest in the net loss of VERITAS includes the results of VERITAS only for the one month period subsequent to the NSMG contribution on May 28, 1999.

     The Company's activity related to equity interest in VERITAS for the period ended October 1, 1999 includes the recorded equity in the net loss of VERITAS of $2 million as described above, as well as the Company's amortization expense for intangible assets relating to the investment in VERITAS amounting to $97 million.

10.  Subsequent  Events - Seagate Software Reorganization
     ----------------------------------------------------

     On October 20, 1999, the stockholders of Seagate Software, a majority-owned subsidiary of the Company, approved the merger of Seagate Daylight Merger Corp., a wholly-owned subsidiary of the Company, with and into Seagate Software. Seagate Software's assets consist of the assets of the Information Management Group ("IMG") and an investment in the common stock of VERITAS Software Corporation.

     The merger was effected on October 20, 1999. As a result of the merger, Seagate Software is a wholly-owned subsidiary of the Company. In the merger, Seagate Software's stockholders and optionees received payment in the form of 3.24 shares of the Company's common stock per share of Seagate Software common stock. All outstanding Seagate Software stock options held by current employees of Seagate Software were accelerated immediately prior to the merger. Seagate Technology issued 8,993,566 shares to former optionees and stockholders of Seagate Software other than Seagate Technology and its other subsidiaries.

     In connection with the reorganization, Seagate Software has also formed a wholly-owned subsidiary that will assume the name "Seagate Software, Inc." Seagate Software will be renamed "Seagate Software Holdings, Inc." Seagate Software intends to transfer the IMG assets into this new subsidiary. This new company will be the future operating entity for the IMG business. A new stock option plan will be established for this subsidiary, and current and future employees of the IMG business will be eligible to participate in the plan.

     Seagate Software will account for the exchange of shares of its common stock as the acquisition of a minority interest for Seagate Software common stock outstanding and vested more than six months held by employees and all stock held by former employees and consultants. The fair value of the shares of Seagate Technology issued will be recorded as purchase price and will be allocated to the assets and liabilities received. It is currently estimated that the amount of the purchase price to be recorded and allocated will be approximately $25 million. The Company will account for the exchange of shares of its common stock for stock options in Seagate Software held by employees and stock held and vested by employees less than six months as the settlement of an earlier stock award. The Company estimates that the settlement of earlier stock awards will result in immediate compensation expense in the period the transaction closes of approximately $285 million.

11.  Litigation
     ----------

     See Part II, Item 1 of this Form 10-Q for a description of legal proceedings.

                           SEAGATE TECHNOLOGY, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Certain Forward-Looking Information:
------------------------------------

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include the statements relating to continued price erosion in the first paragraph under "Results of Operations," the statements relating to restructuring activities in the fifth paragraph under "Results of Operations," the statements relating to the estimated savings resulting from the Company's restructuring activities in the fifth paragraph under "Results of Operations," the statements regarding capital expenditures in the third paragraph under "Liquidity and Capital Resources," the statements below under "Factors Affecting Future Operating Results" and the statements under "Part II Other Information - Item 1. Legal Proceedings," among others. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are set forth below under "Factors Affecting Future Operating Results."

Results of Operations:
----------------------

Revenue for the quarter ended October 1, 1999 was $1.682 billion, as compared with $1.553 billion for the comparable year-ago quarter ended October 2, 1998, and $1.643 billion for the immediately preceding quarter ended July 2, 1999. The increase in revenue from both comparable periods was due primarily to a higher level of unit shipments and, with respect to the year-ago quarter, an improved mix of the Company's products. These factors were partially offset by a continuing decline in the average unit sales prices of the Company's products as a result of intensely competitive market conditions. Increased sales volume and a favorable shift in product mix accounted for $0.6 billion of the revenue increase over the year-ago quarter. This was offset, however, by $0.5 billion of price erosion. Increased sales volume accounted for $0.3 billion of the revenue increase offset by $0.3 billion of price erosion when compared to the immediately preceding quarter. The Company expects that price erosion in the data storage industry will continue for the foreseeable future. Industry competition and continuing price erosion could adversely affect the Company's results of operations in any given quarter and such adverse effects often cannot be anticipated until late in any given quarter.

Gross margin as a percentage of revenue was 16.5% for the three months ended October 1, 1999, compared with 20.7% for the comparable year-ago period and 22.5% for the immediately preceding quarter ended July 2, 1999. The decrease in gross margin as a percentage of revenue from both prior periods was partially due to the Company's contribution of the Network & Storage Management Group (the "NSMG business") to VERITAS Software Corporation ("VERITAS") during the quarter ended July 2, 1999. Excluding the NSMG business, the Company's gross margins would have been 18.4% and 21.1%, respectively, for the quarters ended October 2, 1998 and July 2, 1999. In addition, the decrease in gross margins from both prior periods was a result of price erosion due to intense price competition in the quarter ended October 1, 1999. These decreases were partially offset by cost savings as a result of the Company's intensive program to reduce costs resulting in lower average unit costs per disc drive produced.

Product development expenses for the three months ended October 1, 1999 were $140 million, a decrease of $1 million when compared to both the comparable year-ago quarter and the immediately preceding quarter ended July 2, 1999. These expenses represented 8.3% of revenue for the three months ended October 1, 1999 compared with 9.1% for the comparable year-ago period and 8.6% for the immediately preceding quarter. The decrease in expenses from the comparable year-ago period was primarily due to a decrease of $9 million in product development expenses related to the Company's NSMG business partially offset by increased investment in product development for the Company's core business, resulting in increases of $5 million in salaries and related costs, and $4 million in occupancy costs. The decrease in expenses from the immediately preceding quarter was primarily due to a decrease of $6 million in product development expenses related to the Company's NSMG business partially offset by increased investment in product development for the Company's core business resulting in an increase of $4 million in salaries and related costs.

Marketing and administrative expenses for the three months ended October 1, 1999 were $118 million, a decrease of $13 million when compared with the comparable year-ago quarter and a decrease of $14 million from the immediately preceding quarter ended July 2, 1999. These expenses represented 7.0% of revenue for the three months ended October 1, 1999 compared with 8.4% for the comparable year-ago period and 8.0% for the immediately preceding quarter. The decrease in expenses from the comparable year-ago period was primarily due to decreases of $25 million in marketing and administrative expenses related to the Company's NSMG business, $6 million in advertising and promotion expenses, and $5 million in occupancy costs. These decreases were partially offset by increases of $6 million in marketing and administrative expenses related to the Company's Information Management Group ("IMG") software products and services, $6 million in the provision for bad debts, $5 million in outside services, and $4 million in salaries and related costs. The decrease in expenses from the immediately preceding quarter was primarily due to decreases of $19 million in marketing and administrative expenses related to the Company's NSMG business, $4 million in marketing and administrative expenses related to the Company's IMG software products and services, $3 million in advertising and promotion expenses, and $3 million in legal expenses. These decreases were offset by increases of $6 million in the provision for bad debts, $5 million in salaries and related costs, and $4 million in outside services.

During the quarter ended October 1, 1999, the Company recorded a restructuring charge of $112 million. This was a result of a restructuring plan established to align the Company's global workforce and manufacturing capacity with existing and anticipated future market requirements and necessitated by the Company's improved productivity and operating efficiencies (the "fiscal 2000 restructuring plan"). These actions include workforce reductions, capacity reductions including closure of facilities or portions of facilities, write-off of excess equipment and consolidation of operations in the Company's recording media operations, disc drive assembly and test facilities, printed circuit board assembly manufacturing, recording head operations, customer service operations, sales and marketing group, and research and development activities. In connection with this restructuring, the Company plans to reduce its workforce by approximately 10,400 employees. Approximately 2,600 of the 10,400 employees had been terminated as of October 1, 1999. As a result of employee terminations and the write-off of equipment and facilities in connection with implementing the fiscal year 2000 restructuring plan, the Company estimates that annual salary and depreciation expense will be reduced by approximately $43 million and $38 million, respectively. The Company anticipates that the implementation of the fiscal 2000 restructuring plan will be substantially complete by June 30, 2000. As the Company continues to implement operational efficiencies such as advanced manufacturing processes and high-volume automation, the Company expects it will incur additional restructuring charges in the future.

Net other income increased by $85 million for the three months ended October 1, 1999 when compared with the comparable year-ago period and decreased by $1.459 billion from the immediately preceding quarter ended July 2, 1999. The increase in net other income from the comparable year-ago quarter was primarily due to a gain on sale of VERITAS stock of $193 million partially offset by activity related to the Company's equity interest in VERITAS of $99 million. The decrease in net other income from the immediately preceding quarter was primarily due to the net gain of $1.670 billion on the contribution of the Company's NSMG business to VERITAS in the quarter ended July 2, 1999 partially offset by the gain on sale of VERITAS stock of $193 million in the quarter ended October 1, 1999.

Pursuant to a registration statement declared effective by the Securities and Exchange Commission on August 9, 1999, the Company's Seagate Software subsidiary sold 8,232,667 shares of VERITAS Software Corporation common stock for proceeds of $397 million, net of underwriting discounts and commissions. Seagate Software acquired such shares in connection with the Company's contribution of the NSMG business to VERITAS. The sale resulted in a pre-tax gain of $193 million. In connection with the sale of the VERITAS shares, Seagate Software agreed that it would not sell or otherwise dispose of any additional shares of VERITAS common stock prior to November 7, 1999 without the prior consent of Morgan Stanley & Co., Inc. Certain exceptions to this limitation apply, including transfers to affiliated entities. As of October 1, 1999, Seagate Software owns approximately 35% of the outstanding shares of VERITAS. The Company accounts for its investment in VERITAS under the equity method and records its equity interest in VERITAS' net income (loss) on a one-quarter lag.

The Company recorded a $2 million benefit from income taxes for the three months ended October 1, 1999 compared with a $9 million provision for income taxes for the comparable period last year. The $2 million benefit from income taxes resulted primarily from applying a 39% combined U.S. federal and state rate, instead of the Company's 28% effective tax rate, to certain net expense items including restructuring charges, gain on sale of VERITAS Software Corporation ("VERITAS") common stock and activity related to the Company's equity interest in VERITAS. The 28% effective tax rate is less than the statutory rate because a portion of the Company's earnings from certain foreign operations is considered to be permanently reinvested offshore and is not subject to foreign income taxes.

Liquidity and Capital Resources:
--------------------------------

At October 1, 1999, the Company's cash, cash equivalents and short-term investments totaled $1.415 billion, a decrease of $208 million from the July 2, 1999 balance. This decrease was primarily a result of expenditures for property, equipment and leasehold improvements, and the repurchase of 21.3 million shares of the Company's common stock for $639 million, partially offset by proceeds from sale of VERITAS stock and net cash provided by operating activities. Until required for other purposes, the Company's cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. The Company's short-term investments primarily consist of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase.

As of October 1, 1999, the Company had committed lines of credit of $70 million that can be used for standby letters of credit and bankers' guarantees. At October 1, 1999, $69 million of these lines of credit were utilized.

The Company expects investments in property and equipment in the current fiscal year to approximate $700 million, of which approximately $119 million had been incurred as of October 1, 1999. The Company plans to finance these investments from existing cash balances and cash flows from operations. The $119 million year-to-date investment comprised $50 million for manufacturing facilities and equipment related to the Company's subassembly and disc drive final assembly and test facilities in the United States and the Far East; $38 million for manufacturing facilities and equipment for the recording head operations in the United States, Northern Ireland and Malaysia; $17 million to upgrade the capabilities of the Company's thin-film media operations in California and Northern Ireland; and $14 million for other purposes.

During the three months ended October 1, 1999, the Company acquired 21.3 million shares of its common stock for $639 million. The repurchase of a portion of these shares completed the June 1997 stock repurchase program as amended in February 1999. The remainder of the shares were repurchased under an April 1999 amendment to the program in which up to an additional 25 million shares of the Company's common stock may be acquired in the open market.

During the quarter ended October 1, 1999, Gadzoox Networks Inc. ("Gadzoox"), a company in which Seagate Technology holds a 19.89% interest, completed an initial public offering of its common stock. The Company is required to account for its investment under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). The Company has identified this investment as "available-for-sale". Under SFAS 115, an available-for-sale security is recorded at fair value on the balance sheet and unrealized holding gains and losses are reported, net of taxes, in a separate component of stockholders' equity called accumulated other comprehensive income, until realized. The Company recorded an unrealized gain on securities, net of tax, of $146 million to record its investment in Gadzoox at fair value as of October 1, 1999.


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


Slowdown in demand for computer systems may cause a decline in demand for our products

Our products are components in computer systems. The demand for computer systems has been volatile in the past and often has had an exaggerated effect on the demand for our disc drive and tape drive products, in any given period. In the past, unexpected slowdowns in demand for computer systems have generally caused sharp declines in demand for disc drives and tape drive products. We expect that this situation will occur again in the future and that at such time demand for our disc drive and tape drive products may be reduced. Causes of the declines in demand in the past for our products have included the announcement or introduction of major operating system or semiconductor improvements, such as Windows 95 or the Pentium II. We believe these announcements and introductions caused consumers to defer their purchases and made existing inventory obsolete.

In the data storage industry, the supply of drives periodically exceeds demand. When this happens, the over supply of available products causes the Company to have higher than anticipated inventory levels and it experiences intense price competition from other disc drive and/or tape drive manufacturers.


Our financial results will vary

We often experience a high volume of sales at the end of a quarter, so we may be unable to determine whether our fixed costs are too high relative to sales until late in any given quarter. As a result, we often do not have enough time to reduce these fixed costs. Consequently, our net income would be reduced or we may even incur a loss. In addition, our operating results have been and may in the future be subject to significant quarterly fluctuations as a result of a number of other factors including:

 .    the timing of orders from and shipment of products to major customers, such as Compaq;
 .    our product mix, and the related margins of the various products;
 .    accelerated reduction in the price of our disc drive products due to an oversupply of disc drives in the world market;
 .    manufacturing delays or interruptions, particularly at our major manufacturing facilities in Malaysia, Thailand, China and Singapore;
 .    acceptance by customers of competing technologies in lieu of our products;
 .    variations in the cost of components used in manufacturing our products;
 .    limited access to components that we obtain from a single or a limited number of suppliers;
 .    our inability to reduce our fixed costs to match revenue in any quarter because of our vertical manufacturing strategy;
 .    our ability to develop, introduce and market new products and product enhancements in a timely fashion;
 .    the impact of changes in foreign currency exchange rates on the cost of our products and the effective price of such products to foreign consumers; and
 .    competition and consolidation in the data storage industry.

In addition, our future operating results may also be adversely affected if we receive an adverse judgment or settlement in any of the legal proceedings to which we are a party. See Part II, Item 1, Legal Proceedings.


We face intense competition and may not be able to compete effectively

Even during periods when demand is stable, the data storage industry is intensely competitive and vendors experience price erosion over the life of a product. Historically our competitors have offered new or existing products at lower prices as part of a strategy to gain or retain market share and customers. We expect these practices to continue in the future. We also expect that price erosion in our industry will continue for the foreseeable future. Because we may need to reduce our prices to retain our market share, the competition could adversely affect our results of operations in any given quarter. We have experienced and expect to continue to experience intense competition from a number of domestic and foreign companies including the other independent disc drive manufacturers, as well as large integrated multinational manufacturers such as:

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



Integrated multinational manufacturers are formidable competitors because they possess greater resources and are able to access their customers without having to consider the profitability of the disc drive business in pricing their components. For example, IBM recently entered into agreements with both EMC and Dell under which IBM will likely supply a substantial portion of EMC and Dell's disc drive needs. We face the risk that IBM and other integrated multinational manufacturers will enter into similar agreements with a substantial number of our customers to supply those customers' disc drive requirements as part of a more expansive agreement.

We also face indirect competition from present and potential customers, including several of the computer manufacturers listed above, who are continuously evaluating whether to manufacture their own drives or whether to purchase their drives from outside sources. If our customers manufacture their own drives, it could have a material adverse effect on our business, results of operations and financial condition.

We also compete with manufacturers of products that use alternative data storage and retrieval technologies. Products based upon such alternative technologies, including optical recording technology and semiconductor memory (flash memory, SRAM and DRAM), may become competition for our products.

We may not be able to compete successfully against current or future competitors. If we fail to compete successfully, our business, operating results and financial condition may be materially adversely affected.


We may not develop products in time to meet changing technologies

Our customers have demanded new generations of drive products as advances in other hardware components and software have created the need for improved storage products with features such as increased storage capacity or improved performance and reliability. As a result, the life cycles of our products have been shortened, and we have been required to constantly develop and introduce new cost-effective drive products quickly in order to meet market windows that become progressively shorter. We had research and development expenses of $581 million, $585 million and $459 million in fiscal 1999, 1998 and 1997, respectively.

When we develop new disc and tape drive products with higher capacity and more advanced technology, our operating results may decline because the increased difficulty and complexity associated with producing such disc drives increases the likelihood of reliability, quality or operability problems. If our products suffer increased failure rates, are of low quality or are not reliable, customers may reduce their purchases of our products. Our manufacturing rework and scrap costs and our service and warranty costs may also increase. In addition, a decline in the reliability of our products may reduce our competitiveness in the data storage industry.

Our products are used in combination with other hardware, such as microprocessors, and other software. The Company's future success will also require strong demand by consumers and businesses for computer systems, storage upgrades to computer systems and multimedia applications. If delivery of our products is delayed, our original equipment manufacturer ("OEM") customers may use our competitors' products in order to meet their production requirements. In addition, if delivery of those OEMs' computer systems into which our products are integrated is delayed, consumers and businesses may purchase comparable products from the OEMs' competitors. If customers elect to wait to make their purchases in anticipation of a new product, or buy from a competitor instead, our operating results may be significantly adversely impacted.

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

The Company discontinued production of disc drives that use media smaller than
3.5 inches, in January 1998. We are continuing research and development of smaller drives, because we believe that to successfully compete in the supply of components for mobile, laptop, notebook and ultraportable computers, we must produce a smaller product. We intend to re-enter this market with a durable, low power application in the future, although there can be no assurance that we will be able to do so successfully.


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

The Company's vertical integration strategy entails a high level of fixed costs and requires a high volume of production and sales to be successful. During periods of decreased production, these high fixed costs have had, and could in the future have, a material adverse effect on our operating results and our financial condition. In addition, a strategy of vertical integration has delayed in the past and could continue to delay in the future our ability to introduce products containing market-leading technology. Such delays may be due to the fact that we may not have developed the technology in-house or because we do not have access to inexpensive external sources of supply. For example, over the past two years we have experienced delays in product launches due to delays in production of certain components as a result of slower than anticipated internal development and manufacturing scale-up of new designs.


We have experienced delays in the introduction of products due to supply of components

The Company also relies on independent suppliers for certain components.   In
the past we have experienced production delays when we were unable to obtain sufficient quantities of certain components. Any prolonged interruption or reduction in the supply of a key component could have a material adverse effect on our business, our operating results and our financial condition. We may rely on single or limited source suppliers for certain components used in our products. We may not be able to obtain components that meet our specifications and quality standards at prices that enable us to earn a profit on the finished products. For example, in the past the Company has experienced delays obtaining head stack assemblies and certain integrated circuits for printed circuit board assemblies due to lead-time requirements or changes in specifications. As a result, a few of our suppliers substantially increased the price of such components, and we have incurred increased costs for certain of these components as a result of supply shortages.


If our customers delay or cancel orders, our revenue will be adversely affected

The data storage industry has been characterized by large volume OEM purchase agreements and large distributor orders. Typically, our OEM purchase agreements permit the OEMs to cancel orders and reschedule delivery dates without significant penalties. In the past, orders from many of our OEMs were cancelled or delivery schedules were delayed as a result of changes in the requirements of the OEMs' customers. These order cancellations and delays in delivery schedules have had a material adverse effect on our results of operations in the past, and may again in the future. Our OEMs and foreign distributors typically furnish us with non-binding indications of their near-term requirements, with their product deliveries based on weekly confirmations. To the extent actual orders from foreign distributors and OEMs are reduced from their non-binding forecasts, the Company's business, results of operations and financial condition could be adversely effected.


We face risks from our international operations

The Company has significant offshore operations including manufacturing facilities, sales personnel and customer support operations. We have manufacturing facilities in Singapore, Thailand, the People's Republic of China, Northern Ireland, Malaysia, and Mexico, in addition to those in the United States. Our offshore operations are subject to certain inherent risks including:

 .    fluctuations in currency exchange rates;
 .    longer payment cycles for sales in foreign countries;
 .    difficulties in staffing and managing international manufacturing operations;
 .    seasonal reductions in business activity in the summer months in Europe and certain other countries;
 .    increases in tariffs and duties, price controls, restrictions on foreign currencies and trade barriers imposed by foreign countries; and
 .    political unrest, particularly in areas in which we have manufacturing facilities.

These factors could have a material adverse effect on our business, operating results and financial condition in the future.

The Company's products are priced predominately in U.S. dollars even when sold to customers who are located abroad. The currency instability in Asian and other financial markets may make our products more expensive than the products sold by other manufacturers that are priced in one of the affected currencies. Therefore, foreign customers may reduce purchases of our products. We anticipate that the turmoil in international financial markets and the deterioration of the underlying economic conditions in the recent past in many countries, including those in Asia, may have an impact on our sales to customers located in or whose end-user customers are located in those countries due to:

 .    the impact of  currency fluctuations on the relative price of our products;
 .    restrictions on government spending imposed by the International Monetary
     Fund in those countries receiving the International Monetary Fund's assistance;
 .    customers' reduced access to working capital to fund purchases of disc drive components or software, such as our products due to:

     .    higher interest rates;
     . reduced bank lending due to contractions in the money supply or the deterioration in the customer's or its bank's financial condition; or
     .    the inability to access other financing.


We face risks from the contribution of our Network & Storage Management Group to VERITAS

We consolidated our software businesses into a single entity called Seagate Software in 1996. Seagate Software's business consisted of two primary divisions, Network & Storage Management Group ("NSMG") and Information Management Group. We contributed NSMG to a newly formed company, New VERITAS, consisting of NSMG and VERITAS Software Corporation on May 28, 1999. The Company's Seagate Software subsidiary currently owns approximately 35% of the outstanding shares of New VERITAS.

We face a number of risks from the closing of the NSMG combination including:

 .    Information Management Group employees may be distracted by concerns about whether we will continue to operate their business or spin it off, and they may not meet critical deadlines in their assigned tasks;
 .    the ongoing OEM relationship with NSMG and our tape drive operations may be disrupted and we may not be able to meet our customers' order deadlines or needs as a result;
 .    we have agreed not to compete in certain storage management software markets for a specified period of time after the closing of the NSMG combination and may not be able to benefit from future opportunities in those markets;
 .    we do not have significant control over the management of New VERITAS, although currently we have two representatives on its board of directors;
 .    our financial statements and results of operations reflect 35% of New
     VERITAS' operations which may impact our stock price; and
 .    we are only permitted to sell our interest in New VERITAS in limited increments.


Acquisition related accounting charges will reduce our profits

We intend to continue our expansion into complementary data technology businesses through internal growth as well as acquisitions. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations and products of the acquired businesses and the potential loss of key employees or customers of the acquired businesses. We expect that we will continue to incur substantial expenses as we acquire other businesses including charges for the write-off of in-process research and development. Our operating results have fluctuated in the past and may fluctuate in the future because of the timing of such write-offs. For example, we incurred a charge to operations in the first quarter of fiscal 1998 of approximately $214 million for the write-off of in-process research and development related to our acquisition of Quinta Corporation. We also incurred a charge to operations in the fourth quarter of fiscal 1999 related to the contribution of the NSMG business to New VERITAS of approximately $85 million for the write-off of in-process research and development, and we will experience ongoing charges related to that contribution for amortization of purchased intangibles currently amounting to approximately $100 million per quarter.


Systems failures could adversely affect our business

The Company's operations are dependent on our ability to protect our computer equipment and the information stored in our databases from damage by fire, natural disaster, power loss, telecommunications failures, unauthorized intrusion and other catastrophic events. We believe that we have taken prudent measures to reduce the risk of interruption in our operations. However, we cannot be sure that these measures are sufficient. Any damage or failure that causes interruptions in our operations could have a material adverse effect on our business, results of operations and financial condition.


We may experience Year 2000 computer problems that harm our business

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or a miscalculation causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in normal business activities. The Company considers a product to be in "Year 2000 compliance" if

 .    the product's performance and functionality are unaffected by processing of dates prior to, during and after the year 2000;  but only if
 .    all products (for example hardware, software and firmware) used with the product properly exchange accurate date data with it.

Our Products. We are assessing the capability of our products to determine whether or not they are in Year 2000 compliance. Although we believe our disc and tape drive products and certain of our software products are in Year 2000 compliance, we have determined that certain software products produced by Seagate Software, which are not material to the Company, are not and will not be Year 2000 compliant. We are taking measures to inform our customers that those products are not and will not be Year 2000 compliant. To assist our customers in evaluating their Year 2000 issues, our Seagate Software subsidiary has developed a list of those products that are Year 2000 compliant as stand-alone products. The list is located on Seagate Software's World Wide Web page and is periodically updated when assessment of the Year 2000 compliance of additional products is completed. To date, the costs that the Company has incurred in relation to these programs have been immaterial.

However, the assessment of whether a complete system will operate correctly depends on the BIOS capability and software design and integration, and for many end-users this will include BIOS, software and components provided by companies other than the Company or Seagate Software. The Company considers a disc drive or tape product to be Year 2000 capable if when used properly and in conformity with the product information provided by us, our product will accurately store, display, process, provide and/or receive data from, into and between 1999 and 2000, including leap year calculations if all other technology used in combination with the Seagate Technology disc drive or tape product properly exchanges date data with the Seagate Technology product.

We are incurring various costs to provide customer support and customer satisfaction services regarding Year 2000 issues and anticipate that these expenditures will continue in fiscal 2000 and thereafter. In addition, we have contacted our major customers to determine whether their products into which our products have been and will be integrated are Year 2000 compliant. The Company has received assurances of Year 2000 compliance from its major US customers. Many offshore customers have not responded and are under no contractual obligation to provide us with Year 2000 compliance information. The Company is taking steps with respect to new customer agreements to ensure that the customers' products and internal systems are Year 2000 compliant.

Even if our products are Year 2000 compliant, we may be named as a defendant in litigation against the vendors of all of the component products of systems if some components of the systems are unable to properly manage data related to the Year 2000. Our customer agreements typically contain provisions designed to limit our liability for such claims. It is possible, however, that these measures will not provide protection from liability claims, as a result of existing or future federal, state or local laws or ordinances or unfavorable judicial decisions. If any such claims are brought against the Company, regardless of their merit, our business, financial condition and results of operations could be materially adversely affected due to increased warranty costs, customer satisfaction issues and the costs from potential lawsuits.

Our Systems. We have also initiated a comprehensive program to address Year 2000 readiness in our internal systems and with our customers and suppliers. Our program has been designed to address our most critical internal systems first and to gather information regarding the Year 2000 compliance of products supplied to the Company and into which our products are integrated. The Company conducted a Year 2000 inventory of information technology systems in the first quarter of 1997. Risk assessment was substantially completed and remediation activities were fully completed by the end of the second quarter of 1997. Approximately 2,200 items were identified, and as of October 1999, all items have been resolved with the exception of one phased deployment in some of our Asian plants which is on schedule to be completed by the end of October 1999. Before new technology acquisitions are implemented, they are inventoried and assessed; these are not included in the foregoing project dates. An initial inventory of technology systems not managed by the Information Technology organization was completed in the third calendar quarter of 1997. A second inventory in the second and third calendar quarters of 1998 included all manufacturing operations with special emphasis on embedded technology and facilities. Approximately 6,000 items were identified (non-information technology and embedded combined) of which approximately two-thirds were Year 2000 compliant. The remaining one-third have been made compliant except for six items, which are still being worked on but are not significant to the operations of the Company.

We are using the following phased approach to achieve Year 2000 readiness: inventory, assessment, disposition, test and audit. Of these phases inventory, assessment, disposition and test are complete and audit is 99% complete.

These activities are intended to encompass all major categories of systems in use by the Company, including manufacturing, engineering, sales, finance and human resources. To date, we have not incurred material costs related to assessment and remediation of Year 2000 readiness. We currently expect that the total cost of our Year 2000 readiness programs, excluding redeployed resources, will not exceed $10 million. This total cost estimate does not include potential costs related to any customer or other claims or the costs of internal software or hardware replaced in the normal course of business. The total cost and time to completion estimates are based on the current assessment of our Year 2000 readiness needs and are subject to change as the projects proceed.

The Company's material third party relationships include relationships with suppliers, customers and financial institutions. The Company has identified 600 suppliers which are critical to our operations, and we have surveyed each for details of their Year 2000 efforts, including internal systems, operations and supply chain as well as a schedule for their projects. As of March 1999, 99% of such suppliers had responded affirmatively and had been approved. In May 1999, we initiated an onsite validation process for those suppliers considered most critical. This phase was completed in September 1999; three suppliers failed the on-site validation process and plans are being developed for these three which may include alternate sources or additional inventory for sole source suppliers. In addition, the Company has joined the High Tech Consortium for Year 2000 to pool supply chain efforts with other companies in our industry.

The Company's largest customers were also surveyed regarding their Year 2000 efforts. We currently do not anticipate any material impact due to a Year 2000-related failure of a major customer. All of our financial institutions have been surveyed. All of our primary banking activities can be accommodated by our two major multi-national banking partners with the exception of payroll in certain Asian countries that must be handled in local currency. We are following Year 2000 progress in these areas closely and will develop specific contingency plans for meeting payroll if we cannot obtain assurance that these local banks are fully prepared.

Because Year 2000 compliance measures for the Company's core and mission-critical systems are complete, we do not consider failure of these systems to be within a reasonable Year 2000 worst case scenario. We believe that we are primarily at risk due to failures within external infrastructures such as utilities and transportation systems. We are currently examining these risks with the idea of developing responses and action plans. These may include a business shutdown at some locations on December 31, 1999 and, where justified due to external risk factors, systems will be placed on standby or powered down on December 31, 1999 with controlled startup prior to business resumption on January 3, 2000.

While we currently do not expect Year 2000 issues to pose significant operational problems, we could experience material adverse effects on our business if we fail to fully identify all Year 2000 dependencies in our systems and in the systems of our suppliers, customers and financial institutions. Those material adverse effects could include delays in the delivery or sale of the Company's products. Therefore, we are developing contingency plans for continuing operations in the event such problems arise.


Our dependence on key personnel

Our future performance depends to a significant degree upon the continued service of our key members of management as well as marketing, sales, and product development personnel. The loss of one or more of our key personnel would have a material adverse effect on our business, operating results, and financial condition. We believe our future success will also depend in large part upon our ability to attract and retain highly skilled management, marketing, sales, and product development personnel. We have experienced intense competition for such personnel and there can be no assurance that we will be able to retain our key employees or that we will be successful in attracting, assimilating and retaining them in the future.


Our stock price will fluctuate

Our stock price has varied greatly as has the volume of shares of our common stock that are traded. We expect these fluctuations to continue due to factors such as:

 .    announcements of new products, services or technological innovations by the
     Company or its competitors;
 .    announcements of major restructurings by the Company or its competitors;
 .    quarterly variations in our results of operations as a result of our fixed short-term cost structure and volatility in the demand for our products;
 .    changes in revenue or earnings estimates by the investment community and speculation in the press or investment community stemming from our past performance, concerns about demand for our products, or announcements by our competitors;
 .    general conditions in the data storage industry or the personal computer industry such as the substantial decline in demand for disc drive products that occurred during fiscal 1998;
 .    changes in our revenue growth rates or the growth rates of our competitors;
 .    sales of large blocks of our stock that may lead to investors' concerns that our performance will falter and leading those investors to liquidate their holdings of our shares;
 .    adverse impacts on our operating results if we receive an adverse judgment or settlement in any of the legal proceedings to which we are a party, such as the impact on our earnings in fiscal 1997 from the costs resulting from the settlement of a lawsuit by Amstrad PLC; and
 .    price erosion.



The stock market may from time to time experience extreme price and volume fluctuations. Many technology companies have experienced such fluctuations. In addition, our stock price may be affected by general market conditions and domestic and international macroeconomic factors unrelated to our performance. Often such fluctuations have been unrelated to the operating performance of the specific companies. The market price of our common stock may experience significant fluctuations in the future. For example, our stock price fluctuated from a high of $44 1/4 to a low of $16 1/8 during fiscal 1999.

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

Intellectual Property Litigation
--------------------------------

In November 1992, Rodime, PLC ("Rodime") filed a complaint in Federal Court for the Central District of California, alleging infringement of U.S. Patent No. B1 4,638,383 and various state law unfair competition claims. It is the opinion of the Company's patent counsel that the Company's products do not infringe any valid claims of the Rodime patent in suit and thus the Company refused Rodime's offer of a license for its patents. Other companies, however, such as IBM, Hewlett-Packard and a number of Japanese companies have reportedly made payments to and taken licenses from Rodime. On October 24, 1997, the Court entered a Final Judgment against Rodime and in favor of the Company. Rodime appealed from the final judgment, and on April 13, 1999, the Court of Appeals for the Federal Circuit issued a decision which vacated the judgments of the District Court on non-infringement and no liability under Rodime's state claims, affirmed the exclusion of Rodime's consequential business damages, and remanded the case to the District Court for further proceedings. The Company filed a petition to the U.S. Supreme Court on October 1, 1999, to review the federal Circuit's decision and intends to vigorously defend itself in any further proceedings in the District Court.

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

Ronald Maynard and Microdomain Corporation filed suit in Santa Clara County Superior Court against Quinta Corporation, the Quinta Venture, the four Quinta founders as individuals, Sierra Ventures, Read-Rite Corporation and the Company alleging misappropriation of trade secrets, breach of contract, conspiracy, unfair competition and unjust enrichment. Quinta, Read-Rite and the Company filed a cross-complaint against Ronald Maynard for misappropriation of trade secrets, breach of contract and fraud. Trial is set for March 6, 2000. The Company believes the Maynard lawsuit is without merit and intends to vigorously defend the case and pursue its claims against Maynard.

In November 1997, TeraStor Corporation filed a cross-complaint against the Company in an action pending in the Superior Court of California, County of Santa Clara entitled Maxoptix Corporation

v. TeraStor Corporation and Gordon Knight. The cross-complaint alleges causes of action against the Company for unfair business practices, misappropriation of trade secrets, attempted monopolization, refusal to deal, breach of contract, specific performance, breach of the covenant of good faith and fair dealing, fraud, negligent misrepresentation, intentional interference with prospective economic advantage and negligent interference with prospective economic advantage. The allegations against the Company arose out of the Company's dealings with TeraStor pursuant to a joint development agreement concerning the development of magneto optical recording heads. In December 1997, TeraStor sought a preliminary injunction against the Company seeking to prevent certain Company employees who formerly worked with TeraStor under the joint development agreement from engaging in work related to the Company's Quinta subsidiary. In January 1998, the Court denied TeraStor's motion for injunctive relief. The Company has asserted cross-claims against TeraStor for trade secret misappropriation, fraud, negligent misrepresentation, breach of contract, declaratory relief, recission, violation of Business & Professions Code Section 17200, common law unfair competition, intentional interference with contractual relations, negligent interference with contractual relations, and inducing breach of fiduciary duty. The Company also filed claims against Rick Wilmer and Amyl Ahola, two former Seagate employees employed by TeraStor, for breach of contract and breach of fiduciary duty. Discovery is ongoing and trial is currently set to begin on June 5, 2000. The Company denies TeraStor's allegations and intends to vigorously defend itself.

On February 26, 1999, the Lemelson Medical, Education & Research Foundation filed a lawsuit against 88 defendants in the U.S. District Court for the District of Arizona, alleging that the Company infringes 16 patents relating to the use of machine vision, computer image analysis and automatic ID or bar code scanners in its manufacturing processes. On August 7, 1999, the Company entered into a settlement agreement with the Lemelson Foundation, and the lawsuit was dismissed with prejudice on August 26, 1999.

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


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a) Exhibits

The following exhibits are included herein:

27. Financial Data Schedule

(b) Reports on Form 8-K

No reports on Form 8-K have been filed with the Securities and Exchange Commission during the three months ended October 1, 1999 except for the following:

On September 3, 1999, a report on Form 8-K was filed presenting pro forma financial information as if the contribution of NSMG to VERITAS and the purchase of the Seagate Software minority interest by the Company had occurred at the beginning of fiscal 1999.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           SEAGATE TECHNOLOGY, INC.
                           ------------------------
                                 (Registrant)



DATE:   October 27, 1999      BY:   /s/ Charles C. Pope
                                    -----------------------
                                    CHARLES C. POPE
                                    Executive Vice President
                                    and Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)



DATE:   October 27, 1999      BY:   /s/ Stephen J. Luczo
                                    -----------------------
                                    STEPHEN J. LUCZO
                                    Chief Executive Officer and President
                                    (Principal Executive Officer
                                    and Director)

                           SEAGATE TECHNOLOGY, INC.
                               INDEX TO EXHIBITS



Exhibit
Number
_______

27            Financial Data Schedule