Form 10-Q
period 1999-12-31
SEAGATE TECHNOLOGY INC
filed 2000-02-03
CIK 354952

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                       OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended December 31, 1999
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

On December 31, 1999, 215,847,927 shares of the registrant's common stock were issued and outstanding.

                                     INDEX


                            SEAGATE TECHNOLOGY, INC.





PART I        FINANCIAL INFORMATION                                  PAGE NO.
-----------------------------------------------------------------------------
Item 1.       Financial Statements (Unaudited)

              Consolidated condensed statements of operations--
              Three and six months ended December 31, 1999 and
              January 1, 1999                                               3

              Consolidated condensed balance sheets--
              December 31, 1999 and July 2, 1999                            4

              Consolidated condensed statements of cash flows--
              Three and six months ended December 31, 1999 and
              January 1, 1999                                               5

              Notes to consolidated condensed financial statements          6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       15


PART II      OTHER INFORMATION
------------------------------
Item 1.      Legal Proceedings                                             29

Item 4.      Submission of Matters to a Vote of Security Holders           30

Item 6.      Exhibits and Reports on Form 8-K                              31

             SIGNATURES                                                    33

                            SEAGATE TECHNOLOGY, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (In Millions, Except Per Share Data)
                                  (Unaudited)


                                             Three Months Ended           Six Months Ended
                                             ------------------           ----------------

                                         December 31,   January 1,    December 31,    January 1,
                                             1999          1999           1999           1999
                                         -----------   -------------   -----------   -----------
Revenue                                      $1,645          $1,801        $3,327    $3,354

Cost of sales                                 1,334           1,373         2,738     2,605
Product development                             146             156           286       297
Marketing and administrative                    125             135           243       266
Amortization of goodwill and
  other intangibles                               8              11            17        20
Restructuring costs                              23               -           135         -
Unusual items                                   325               -           325        78
                                             ------          ------        ------    ------

   Total Operating Expenses                   1,961           1,675         3,744     3,266

   Income (Loss) from Operations               (316)            126          (417)       88

Interest income                                  21              27            42        53
Interest expense                                (13)            (12)          (26)      (25)
Activity related to equity interest in
  VERITAS                                       (84)              -          (183)        -
Gain on sale of VERITAS stock                   344               -           537         -
Gain on sale of SanDisk stock                    62               -            62         -
Other                                             -               4            (2)        8
                                             ------          ------        ------    ------

   Other Income (Expense), net                  330              19           430        36
                                             ------          ------        ------    ------

Income before income taxes                       14             145            13       124
Provision for income taxes                       72              41            70        50
                                             ------          ------        ------    ------

   Net Income (Loss)                         $  (58)         $  104        $  (57)   $   74
                                             ======          ======        ======    ======

Net income (loss) per share:
  Basic                                      $(0.27)         $ 0.43        $(0.26)   $ 0.30
  Diluted                                     (0.27)           0.42         (0.26)     0.30

Number of shares used in
   per share computations:
  Basic                                       214.8           244.9         216.7     245.0
  Diluted                                     214.8           250.4         216.7     249.1

See notes to consolidated condensed financial statements.

                            SEAGATE TECHNOLOGY, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Millions)
                                  (Unaudited)

                                                             December 31,     July 2,
                                                                1999         1999  (1)
                                                            -------------   ---------
ASSETS
------
Cash and cash equivalents                                     $   486       $   396
Short-term investments                                          1,057         1,227
Accounts receivable, net                                          779           872
Inventories                                                       369           451
Deferred income taxes                                             254           252
Other current assets                                              145           114
                                                              -------       -------
     Total Current Assets                                       3,090         3,312
Property, equipment and leasehold improvements, net             1,591         1,687
Investment in VERITAS Software, net                             1,265         1,745
Goodwill and other intangibles, net                               146           144
Other assets                                                      537           184
                                                              -------       -------
     Total Assets                                             $ 6,629       $ 7,072
                                                              =======       =======
LIABILITIES
-----------
Accounts payable                                              $   630       $   714
Accrued employee compensation                                     189           205
Accrued expenses                                                  574           577
Accrued income taxes                                              276            43
Current portion of long-term debt                                   1             1
                                                              -------       -------
     Total Current Liabilities                                  1,670         1,540
Deferred income taxes                                           1,049         1,103
Other liabilities                                                 168           163
Long-term debt, less current portion                              704           703
                                                              -------       -------
     Total Liabilities                                          3,591         3,509
                                                              -------       -------
STOCKHOLDERS' EQUITY
--------------------
Common stock                                                        3             3
Additional paid-in capital                                      1,752         1,991
Retained earnings                                               2,202         2,355
Accumulated other comprehensive income (loss)                     204            (7)
Deferred compensation                                             (36)          (43)
Treasury common stock at cost                                  (1,087)         (736)
                                                              -------       -------
     Total Stockholders' Equity                                 3,038         3,563
                                                              -------       -------
     Total Liabilities and Stockholders' Equity               $ 6,629       $ 7,072
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

                            SEAGATE TECHNOLOGY, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Millions)
                                  (Unaudited)

                                                                             Six Months Ended
                                                                             -----------------
                                                                         December 31,      January 1,
                                                                             1999             1999
                                                                         ------------      -----------
OPERATING ACTIVITIES:
Net income (loss)                                                          $   (57)         $    74
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
 Depreciation and amortization                                                 351              333
 Deferred income taxes                                                        (192)              67
 Non-cash portion of restructuring charge                                       76                -
 Activity related to equity interest in VERITAS                                183                -
 Gain on sale of VERITAS stock                                                (537)               -
 Gain on sale of SanDisk stock                                                 (62)               -
 Compensation expense for SSI exchange offer                                   284                -
 Other, net                                                                     53               25
 Changes in operating assets and liabilities:
  Accounts receivable                                                           85              (33)
  Inventories                                                                   63               89
  Accounts payable                                                             (86)              (1)
  Accrued income taxes                                                          (5)               5
  Accrued expenses and employee compensation                                  (135)              24
  Other assets and liabilities, net                                             12              146
                                                                           -------          -------
 Net cash provided by operating activities                                      33              729

INVESTING ACTIVITIES:
Acquisition of property, equipment and leasehold
  improvements, net                                                           (279)            (259)
Purchases of short-term investments                                         (1,639)          (3,676)
Maturities and sales of short-term investments                               1,803            3,550
Proceeds from sale of VERITAS stock                                            834                -
Proceeds from sale of SanDisk stock                                             67                -
Other, net                                                                     (19)             (20)
                                                                           -------          -------
 Net cash provided by (used in) investing activities                           767             (405)

FINANCING ACTIVITIES:
Sale of common stock                                                            65               39
Purchase of treasury stock                                                    (776)            (101)
Other, net                                                                       1               (1)
                                                                           -------          -------
  Net cash provided by (used in) financing activities                         (710)              63

Effect of exchange rate changes on cash and cash equivalents                     -               (1)
                                                                           -------          -------

Increase in cash and cash equivalents                                           90              260
Cash and cash equivalents at the beginning of the period                       396              666
                                                                           -------          -------
Cash and cash equivalents at the end of the period                         $   486          $   926
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

     The results of operations for the three and six month periods ended December 31, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 30, 2000.

     The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Accordingly, fiscal 1999 was 52 weeks and ended on July 2, 1999 and fiscal 2000 will be 52 weeks and will end on June 30, 2000.

2.   Net Income (Loss) Per Share
     ---------------------------

     The following table sets forth the computation of basic and diluted net income (loss) per share:


     (In Millions, Except                         Three Months Ended            Six Months Ended
                                              --------------------------   --------------------------
     Per Share Data)                          December 31,    January 1,   December 31,    January 1,
                                                  1999           1999          1999           1999
                                              -------------   ----------   -------------   ----------
     Numerator:
      Net income (loss)                             $  (58)       $  104         $  (57)       $   74
                                                    ------        ------         ------    ----------

     Denominator:
      Denominator for basic net
      income (loss) per share - weighted
      average shares outstanding                     214.8         244.9          216.7         245.0



      Incremental common shares
      attributable to exercise of
      outstanding options (assuming
      proceeds would be used to
      purchase treasury stock)                     -       5.5        -       4.1
                                              ------    ------   ------    ------

      Denominator for diluted net
      income (loss) per share - adjusted
      weighted average shares                  214.8     250.4    216.7     249.1
                                              ======    ======   ======    ======

     Basic net income (loss)
     per share                                $(0.27)   $ 0.43   $(0.26)   $ 0.30
                                              ======    ======   ======    ======

     Diluted net income (loss)
     per share                                $(0.27)   $ 0.42   $(0.26)   $ 0.30
                                              ======    ======   ======    ======


     For the quarter and six months ended December 31, 1999, all options to purchase shares of common stock, including 8.3 million shares and 6.9 million shares, respectively, were excluded from the computation of diluted net loss per share because the effect would be anti-dilutive. Options to purchase 3.1 million shares and 10.1 million shares of common stock were outstanding during the quarter and six months ended January 1, 1999, respectively, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common stock and, therefore, the effect would be antidilutive.


3.   Balance Sheet Information
     -------------------------
     (In millions)

                                                        December 31,   July 2,
                                                           1999        1999
                                                        -----------  --------
Receivable:

Accounts receivable                                       $   851    $   925
Allowance for non-collection                                  (72)       (53)
                                                          -------    -------
                                                          $    779    $   872
                                                          ========    =======
Inventories:

Components                                                $    95    $   143
Work-in-process                                                68         54
Finished goods                                                206        254
                                                          -------    -------
                                                          $   369    $   451
                                                          =======    =======

Property, Equipment and Leasehold Improvements:

Property, equipment and leasehold improvements            $ 3,549    $ 3,533
Allowance for depreciation and amortization                (1,958)    (1,846)
                                                          -------    -------
                                                          $ 1,591    $ 1,687
                                                          =======    =======

4.   Income Taxes
     ------------

     The effective tax rate used to record the provision for income taxes for the six months ended December 31, 1999 was 534% compared with a 40% effective tax rate used to record the provision for income taxes for the six months ended January 1, 1999. The higher effective tax rate used to record the provision for income taxes for the six months ended December 31, 1999 resulted primarily from the effects of net non-deductible charges associated with the acquisition of the minority interest in Seagate Software, the net gain from the sales of VERITAS Software Corporation ("VERITAS") and SanDisk Corporation ("SanDisk") common stock and activity related to the Company's equity interest in VERITAS. Excluding these items, the Company's settlement of litigation with Rodime PLC (the "Rodime Settlement") and certain non-recurring restructuring costs, the pro forma effective tax rate used to record the provision for income taxes for the six months ended December 31, 1999 would have been 28%. The pro forma effective tax rate of 28% is less than the statutory rate because a portion of the Company's anticipated foreign operating income is not subject to foreign income taxes and is considered to be permanently reinvested in non-U.S. operations.

5.  Supplemental Cash Flow Information
    ----------------------------------
     (In millions)

                                                                                   Six Months Ended
                                                                                   ----------------

                                                                                December 31,   January 1,
                                                                                    1999          1999
                                                                                ------------   ----------
    Cash Transactions:
      Cash paid for interest                                                       $  26        $  26
      Cash paid for income taxes, net of refunds                                     261         (123)

     Non-Cash Transactions:
      Acquisition of minority interest                                                19            -

6.   Restructuring Costs
     -------------------

     In the quarters ended October 1, 1999 and December 31, 1999, the Company recorded restructuring charges of $112 million and $23 million, respectively, for a total of $135 million. These charges were a result of a restructuring plan established to align the Company's global workforce and manufacturing capacity with existing and anticipated future market requirements and necessitated by the Company's improved productivity and operating efficiencies (the "fiscal 2000 restructuring plan"). These actions include workforce reductions, capacity reductions including closure of facilities or portions of facilities, write-off of excess equipment and consolidation of operations in the Company's recording media operations, disc drive assembly and test facilities, printed circuit board assembly manufacturing, recording head operations, software operations, customer service operations, sales and marketing activities, and research and development activities. The restructuring charges were comprised of $48 million for the write-off of excess manufacturing, assembly and test equipment formerly utilized in Singapore, Thailand and Northern California; $46 million for employee termination costs; $29 million for the write-off of owned facilities located in Singapore; $5 million in lease termination and holding costs; $5 million in renovation costs to restore facilities in Singapore and Northern

     California to their pre-lease condition; and $2 million in contract cancellations associated with one of the Singapore facilities. Prior to this period, there was no indication of permanent impairment of the assets associated with the closure and consolidation of facilities.

     In connection with the restructuring activities taken to date, the Company plans to reduce its workforce by approximately 11,300 employees. Approximately 8,800 of the 11,300 employees had been terminated as of December 31, 1999. As a result of employee terminations and the write-off of equipment and facilities in connection with the restructuring charges recorded in the quarters ended October 1, 1999 and December 31, 1999 related to the fiscal 2000 restructuring plan, the Company estimates that after completion of these restructuring activities, annual salary and depreciation expense will be reduced by approximately $82 million and $73 million, respectively. As the Company implements additional actions pursuant to the fiscal 2000 restructuring plan, the Company anticipates that additional charges will be taken related to these actions and that the implementation of the fiscal 2000 restructuring plan will be substantially complete by September 30, 2000.

     In connection with the restructuring plan implemented in fiscal 1999, approximately 800 of the planned workforce reduction of 1,250 employees had been terminated as of December 31, 1999. As a result of employee terminations and the write-off or write-down of equipment and facilities in connection with the fiscal 1999 restructuring plan, the Company estimates that after completion of these restructuring activities, annual salary and depreciation expense will be reduced by approximately $27 million and $16 million, respectively. The Company anticipates that the implementation of the fiscal 1999 restructuring plan will be substantially complete by the end of March 2000.

            The following table summarizes the Company's restructuring activities for the six months ended December 31, 1999:



                                     Severance
                                       and         Excess                    Contract
         In millions                 Benefits    Facilities    Equipment   Cancellations   Other  Total
Reserve balances,
 July 2, 1999                         $  4          $ 18         $  -               $3     $11     $ 36

Q1FY00 restructuring charge             27            33           48                2       2      112
Q2FY00 restructuring charge             19             1            -                -       3       23
Cash charges                           (26)           (5)           -                -      (1)     (32)
Non-cash charges                         -           (28)         (48)               -       -      (76)
                                      -----------------------------------------------------------------
Reserve balances,
 December 31, 1999                    $ 24          $ 19         $  -               $5     $15     $ 63
                                      -----------------------------------------------------------------

7.   Business Segments
     -----------------

     The Company has three operating segments, disc drives, software and tape drives, however, only the disc drive business is a reportable segment under the criteria of SFAS 131. The "other" category in the following tables consists of tape drives, software, and out-of-warranty repair. The Chief Executive Officer (the "CEO") has been identified as the Chief Operating Decision Maker as defined by SFAS 131. The CEO evaluates performance and allocates resources based on revenue and gross profit from operations. Gross profit from operations is defined as revenue less cost of sales. The following tables summarize the Company's operations by business segment:

     In millions


                                      Three Months Ended           Six Months Ended
                                      ------------------           ----------------

                                  December 31,    January 1,    December 31,   January 1,
                                      1999           1999           1999          1999
                                  -------------   -----------   ------------   ----------
     Revenue:
       Disc Drives                    $  1,534      $  1,622          $3,100       $3,013
       Other                               111           179             227          341
                                      --------      --------          ------       ------
       Consolidated                   $  1,645      $  1,801          $3,327       $3,354
                                      ========      ========          ======       ======

     Gross Profit:
       Disc Drives                    $    258      $    325          $  489       $  563
       Other                                53           103             100          186
                                      --------      --------          ------       ------
       Consolidated                   $    311      $    428          $  589       $  749
                                      ========      ========          ======       ======


                                      December 31,   July 2,
                                        1999          1999
                                      --------      --------
     Total Assets:
       Disc Drives                    $ 17,761      $ 16,553
       Other                               210           586
                                      --------      --------
       Operating Segments               17,971        17,139

       Investment in VERITAS             1,265         1,745
       Eliminations                    (12,607)      (11,812)
                                      --------      --------
       Consolidated                   $  6,629      $  7,072
                                      ========      ========


8.   Comprehensive Income
     --------------------

     During the quarter ended October 1, 1999, Gadzoox Networks Inc. ("Gadzoox"), a company in which Seagate Technology holds a 19.89% interest, completed an initial public offering of its common stock. The Company is required to account for its investment under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). The Company has identified this investment as "available-for-sale". Under SFAS 115, an available-for-sale security is recorded at fair value on the balance sheet and unrealized holding gains and losses are reported, net of taxes, in a separate component of stockholders' equity called accumulated other comprehensive income, until realized. The Company recorded an unrealized gain on securities, net of tax, of $146 million to record its investment in Gadzoox at fair value as of October 1, 1999. For the six months ended December 31, 1999, the Company recorded net unrealized gains on securities of $117 million, net of tax, with respect to its investment in Gadzoox.

     During the quarter ended December 31, 1999, the Company identified its investment in SanDisk as "available-for-sale" after it had sold 1,000,000 shares of stock it held in SanDisk resulting in a final ownership percentage of 15.8%. The Company recorded an unrealized gain on securities, net of tax, of $97 million to record its investment in SanDisk at fair value as of December 31, 1999.

     The components of comprehensive income, net of related tax, for the three and six months ended December 31, 1999 and January 1, 1999 were as follows (in millions):


                                                  Three Months Ended             Six Months Ended
                                                  ------------------             ----------------

                                              December 31,    January 1,    December 31,    January 1,
                                                  1999           1999           1999           1999
                                              -------------   -----------   -------------   ----------
Net income (loss)                                    $ (58)        $ 104           $ (57)        $  74
Unrealized gain (loss) on securities                    66             1             211             1
Foreign currency translation adjustments                 -            (1)              -             -
                                                     -----         -----           -----         -----
Comprehensive income (loss)                          $   8         $ 104           $ 154         $  75
                                                     =====         =====           =====         =====


     The components of accumulated other comprehensive income, net of related tax, at December 31, 1999 and July 2, 1999 were as follows (in millions):


                                                            December 31,   July 2,
                                                               1999         1999
                                                            ------------  --------
     Unrealized gain (loss) on securities                      $ 206      $  (5)
     Foreign currency translation adjustments                     (2)        (2)
                                                               -----      -----
     Accumulated other comprehensive income (loss)             $ 204      $  (7)
                                                               =====      =====


9.   Equity Investment in VERITAS Software Corporation
     -------------------------------------------------

     During the quarters ended October 1, 1999 and December 31, 1999, the Company's Seagate Software Holdings, Inc. ("Seagate Software") subsidiary sold 12,349,001 and 6,000,000 shares of VERITAS Software Corporation common stock, adjusted for a 3 for 2 stock split on November 22, 1999, for proceeds of $397 million and $437 million, respectively, net of underwriting discounts and commissions. Seagate Software acquired such shares in connection with Seagate Software's contribution of its Network & Storage Management Group business to VERITAS. The sale of shares of VERITAS common stock by Seagate Software in the quarters ended October 1, 1999 and December 31, 1999 resulted in pre-tax gains of $193 million and $344 million, respectively. As of December 31, 1999, the Company held approximately 33% of the outstanding common stock of VERITAS. The Company accounts for its investment in VERITAS under the equity method and records its equity interest in VERITAS' net income (loss) on a one-quarter lag.

     Summarized income statement information for VERITAS for the three and six months ended September 30, 1999 is as follows (in millions):


                            Three Months Ended    Six Months Ended
                               September 30,        September 30,
                                   1999                 1999
                                   ----                 ----

          Revenue                 $ 183               $ 298
          Gross profit              151                 250
          Net loss                 (184)               (346)


     The Company's recorded equity in the net income of VERITAS for the three and six months ended December 31, 1999 was $9 million and $7 million, respectively, and differs from the Company's proportionate share of VERITAS' reported net loss for the three and six months ended September 30, 1999. This difference is primarily because the Company eliminates from VERITAS' net income (loss) the effect of VERITAS' accounting for the Network & Storage Management Group business contribution, including VERITAS' amortization expense related to intangible assets.

     The Company's activity related to equity interest in VERITAS for the three and six months ended December 31, 1999 consisted of the recorded equity in the net income of VERITAS of $9 million and $7 million, respectively, as described above, and the Company's amortization expense for goodwill and other intangible assets relating to the investment in VERITAS amounting to $93 million and $190 million, respectively.


10.  Seagate Software Reorganization
     -------------------------------

     On October 20, 1999, the stockholders of Seagate Software, a majority-owned subsidiary of the Company, approved the merger of Seagate Daylight Merger Corp., a wholly-owned subsidiary of the Company, with and into Seagate Software. Seagate Software's assets consist of the assets of the Information Management Group ("IMG") and its investment in the common stock of VERITAS Software Corporation. The merger was effected on October 20, 1999. As a result of the merger, Seagate Software became a wholly-owned subsidiary of the Company. In connection with the merger, Seagate Software's stockholders and optionees received payment in the form of 3.23 shares of the Company's common stock per share of Seagate Software common stock less any amounts due for the payment of the exercise price for such options. All outstanding Seagate Software stock options were accelerated immediately prior to the merger. Seagate Technology issued 9,124,046 shares to optionees and minority stockholders of Seagate Software.

     In connection with the reorganization, Seagate Software also formed a wholly-owned subsidiary that assumed the name "Seagate Software, Inc." ("Software Operating Company"). Seagate Software transferred the IMG assets into Software Operating Company. This new company, Software Operating Company, is now the operating entity for the IMG business. A new stock option plan has been established for Software Operating Company, and employees of the IMG business are eligible to participate in the plan.

     Seagate Software accounted for the exchange of shares of its common stock as the acquisition of a minority interest for Seagate Software common stock outstanding and vested more than six months held by employees and all stock held by former employees and consultants. The fair value of the shares of Seagate Technology issued was $19 million and was recorded as purchase price and allocated to the assets and liabilities received. The Company accounted for the exchange of shares of its common stock for stock options in Seagate Software held by employees and stock held and vested by employees less than six months as the settlement of an earlier stock award. During the quarter ended December 31, 1999, the Company recorded compensation expense of $284 million, plus $2 million in payroll taxes, related to the purchase of minority interest in Seagate Software.


     Allocation of minority interest purchase price to the intangible assets of Seagate Software
     In millions
     -------------------------------------------------------------------
     Distribution channel...................................            $  1
     Developed technology...................................               1
     Goodwill...............................................               18
                                                                        -----
     Subtotal...............................................               20

     Deferred tax liability.................................               (1)
                                                                        -----
     Total..................................................               19
                                                                        =====


     Compensation relating to stock purchased from employees
     Dollars in millions, except per share data
     -------------------------------------------------------------------
     Seagate Software options exercised and
     exchanged for Seagate Technology stock........................        3,723,015
     Plus: Seagate Software stock held for less than 6 months
     and exchanged for Seagate Technology stock....................           17,952
                                                                         -----------
     Total Seagate Software shares exchanged.......................        3,740,967
     Times: Exchange ratio into Seagate Technology stock...........             3.23
                                                                         -----------
     Number of  Seagate Technology shares issued...................       12,083,323
                                                                         -----------

     Value per share of Seagate Technology common
     stock on October 20, 1999.....................................      $     29.00

     Less: Average price paid per Seagate Technology share.........      $     (5.50)
                                                                         -----------

     Average compensation expense per
     Seagate Technology share issued...........................          $     23.50
                                                                         -----------

     Total compensation expense....................................      $       284
                                                                         ===========

11.  Subsequent  Events - Acquisition of XIOtech Corporation
     ------------------------------------------------------

     On January 28, 2000, the Company acquired XIOtech Corporation ("XIOtech"), a provider of virtual storage and Storage Area Network (SAN) solutions, for Seagate Technology common stock with a value of $360 million. The acquisition will be accounted for under the purchase method. The purchase price allocation is preliminary and it has been allocated based on the estimated fair market value of net tangible and intangible assets acquired as well as in-process research and development costs.

     In the quarter ending March 31, 2000, the Company expects to record a charge of approximately $105 million associated with the purchased in-process research and development costs. The excess of the purchase price over the net assets is approximately $241 million, will be recorded as goodwill and other intangibles and will be amortized on a straight-line basis over two to seven years.

12.  Litigation
     ----------

     In late 1992, Rodime PLC filed a complaint alleging infringement on a certain patent. The process of litigation ensued and elapsed through January 2000. On January 18, 2000, the U.S. Supreme Court denied the Company's petition for certiorari. On the following day, through a mediation process, the Company and Rodime agreed to a settlement amount of $45 million to bring the related litigation to an end. As a result, a previously recorded estimate of related settlement costs was revised and a charge of $39 million was recorded in the three months ended December 31, 1999. See Part II, Item 1 of this Form 10-Q for a description of legal proceedings.

                            SEAGATE TECHNOLOGY, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Certain Forward-Looking Information:
------------------------------------

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include the statements relating to continued price erosion in the first paragraph under "Results of Operations," the statements relating to restructuring activities in the fifth paragraph under "Results of Operations," the statements relating to the estimated savings resulting from the Company's restructuring activities in the fifth paragraph under "Results of Operations," the statements regarding capital expenditures in the third paragraph under "Liquidity and Capital Resources," the statements relating to the purchase price and charge to operations associated with the acquisition of XIOtech Corporation ("XIOtech") in the tenth paragraph under "Results of Operations," the statements below under "Factors Affecting Future Operating Results" and the statements under "Part II Other Information -
Item 1. Legal Proceedings," among others. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are set forth below under "Factors Affecting Future Operating Results."

Results of Operations:
----------------------

Revenue for the quarter ended December 31, 1999 was $1.645 billion, as compared with $1.801 billion for the comparable year-ago quarter ended January 1, 1999, and $1.682 billion for the immediately preceding quarter ended October 1, 1999. The decrease in revenue from both comparable periods was primarily due to a continuing decline in the average unit sales prices of the Company's products as a result of competitive market conditions partially offset by a higher level of unit shipments. The Company shipped a record number of disc drives in its quarter ended December 31, 1999. Price erosion accounted for $0.5 billion of the revenue decline from the quarter ended January 1, 1999 partially offset by $0.4 billion in improved sales volume and product mix. When compared to the immediately preceding quarter ended October 1, 1999, price erosion accounted for $0.1 billion of the revenue decline offset by $0.1 billion in improved sales volume. Revenue for the six months ended December 31, 1999 was $3.327 billion, as compared with $3.354 billion for the comparable year-ago period. Although revenue was essentially flat compared with the year-ago period, there was $1.0 billion of price erosion that was offset by $1.0 billion in improved sales volume and product mix. The Company expects that price erosion in the data storage industry will continue for the foreseeable future. Industry competition and continuing price erosion could adversely affect the Company's results of operations in any given quarter and such adverse effects often cannot be anticipated until late in any given quarter.

Gross margin as a percentage of revenue was 18.9% and 17.7% for the three and six months ended December 31, 1999, compared with 23.8% and 22.3% for the comparable year-ago periods and 16.5% for the immediately preceding quarter ended October 1, 1999. The decrease in gross margin as a percentage of revenue from both year-ago periods was partially due to the Company's contribution of the Network & Storage Management Group to VERITAS during the quarter ended July 2, 1999. Excluding the Network & Storage Management Group business, the Company's gross margins would have been 21.4% and 20.3%, respectively, for the three and six month periods ended January 1, 1999. In addition, the decrease in gross margins from both year-ago periods was a result of price erosion due to intense price competition for disc drive products in the three and six months ended December 31, 1999. These decreases were partially offset by cost savings as a result of the Company's program to implement operational efficiencies. These efficiencies include implementation of advanced manufacturing processes resulting in lower average unit costs per disc drive produced. The increase in gross margin as a percentage of revenue from the immediately preceding quarter was primarily due to these cost savings partially offset by price erosion.

Product development expenses for the three and six months ended December 31, 1999 were $146 million and $286 million, respectively, a decrease of $10 million and $11 million when compared with the comparable year-ago periods and an increase of $6 million when compared with the immediately preceding quarter ended October 1, 1999. These expenses represented 8.9% and 8.6%, respectively, of revenue for the three and six months ended December 31, 1999 compared with 8.7% and 8.9%, respectively, for the comparable year-ago periods and 8.3% for the immediately preceding quarter ended October 1, 1999. The decrease in expenses from the comparable year-ago quarter was primarily due to decreases of $9 million in product development expenses related to the Company's Network & Storage Management Group business, $6 million in accruals for profit sharing and management bonuses, and $3 million in outside services. These decreases were partially offset by increased investment in product development for the Company's core business resulting in increases of $3 million in salaries and related costs, $3 million in depreciation and $1 million in occupancy costs.
The decrease in expenses from the comparable year-ago six month period was primarily due to decreases of $18 million in product development expenses related to the Company's Network & Storage Management business, $5 million in accruals for profit sharing and management bonuses, $5 million in outside services, and $2 million in recruitment and relocation. These decreases were partially offset by increased investment in product development for the Company's core business resulting in an increase of $8 million in salaries and related costs, $5 million in occupancy costs and $5 million in depreciation costs.

Marketing and administrative expenses for the three and six months ended December 31, 1999 were $125 million and $243 million, respectively, a decrease of $10 million and $23 million when compared with the comparable year-ago periods and an increase of $7 million from the immediately preceding quarter ended October 1, 1999. These expenses represented 7.6% and 7.3%, respectively, of revenue for the three and six months ended December 31, 1999 compared with 7.5% and 7.9%, respectively, for the comparable year-ago periods and 7.0% for the immediately preceding quarter ended October 1, 1999. The decrease in expenses from the comparable year-ago quarter was primarily due to decreases of $28 million in marketing and administrative expenses related to the Company's Network & Storage Management business and $8 million in advertising and promotion expenses. These decreases were partially offset by increases of $13 million in the provision for bad debts, $5 million in marketing and administrative expenses related to the Company's Information Management Group ("IMG") software products and services, $3 million in salaries and related costs, $2 million in outside services, and $2 million in occupancy costs. The decrease in expenses from the comparable year-ago six month period was primarily due to decreases of $53 million in marketing and administrative expenses related to the Company's Network & Storage Management business, $14 million in advertising and promotion expenses, and $2 million in occupancy costs. These decreases were partially offset by increases of $20 million in the provision for bad debts, $11 million in marketing and administrative expenses related to the Company's IMG software products and services, $7 million in salaries and related costs, and $7 million in outside services.

In the quarters ended October 1, 1999 and December 31, 1999, the Company recorded restructuring charges of $112 million and $23 million, respectively, for a total of $135 million. These charges were a result of a restructuring plan established to align the Company's global workforce and manufacturing capacity with existing and anticipated future market requirements and necessitated by the Company's improved productivity and operating efficiencies (the "fiscal 2000 restructuring plan"). These actions include workforce reductions, capacity reductions including closure of facilities or portions of facilities, write-off of excess equipment and consolidation of operations in the Company's recording media operations, disc drive assembly and test facilities, printed circuit board assembly manufacturing, recording head operations, software operations, customer service operations, sales and marketing activities, and research and development activities. In connection with the restructuring activities taken to date, the Company plans to reduce its workforce by approximately 11,300 employees. Approximately 8,800 of the 11,300 employees had been terminated as of December 31, 1999. As a result of employee terminations and the write-off of equipment and facilities in connection with the restructuring charges recorded in the quarters ended October 1, 1999 and December 31, 1999 related to the fiscal year 2000 restructuring plan, the Company estimates that after completion of these restructuring activities, annual salary and depreciation expense will be reduced by approximately $82 million and $73 million, respectively. As the Company implements additional actions pursuant to the fiscal 2000 restructuring plan, the Company anticipates that additional charges will be taken related to these actions and that the implementation of the fiscal 2000 restructuring plan will be substantially complete by September 30, 2000. In connection with the restructuring plan implemented in fiscal 1999, approximately 800 of the planned workforce reduction of 1,250 employees had been terminated as of December 31, 1999.

Unusual items during the quarter ended December 31, 1999 consisted of a $39 million charge as a result of the settlement in the Rodime PLC ("Rodime") litigation (see note #12, Litigation, to the consolidated condensed financial statements) and $284 million for compensation expense, plus payroll taxes of $2 million, related to the purchase of the minority interest in the Company's Seagate Software Holdings, Inc. ("Seagate Software") subsidiary. On October 20, 1999, the stockholders of Seagate Software, a majority-owned subsidiary of the Company, approved the merger of Seagate Daylight Merger Corp., a wholly-owned subsidiary of the Company, with and into Seagate Software. Seagate Software's assets consist of the assets of the Information Management Group ("IMG") and an investment in the common stock of VERITAS Software Corporation. The merger was effected on October 20, 1999. As a result of the merger, Seagate Software became a wholly-owned subsidiary of the Company. In connection with the merger, Seagate Software's stockholders and optionees received payment in the form of 3.23 shares of the Company's common stock per share of Seagate Software common stock less any amounts due for the payment of the exercise price for such options. All outstanding Seagate Software stock options were accelerated immediately prior to the merger. Seagate Technology issued 9,124,046 shares to optionees and minority stockholders of Seagate Software. In connection with the reorganization, Seagate Software also formed a wholly-owned subsidiary that assumed the name "Seagate Software, Inc." ("Software Operating Company"). Seagate Software transferred the IMG assets into Software Operating Company. This new company, Software Operating Company, is now the operating entity for the IMG business. A new stock option plan has been established for Software Operating Company, and employees of the IMG business are eligible to participate in the plan. Seagate Software accounted for the exchange of shares of its common stock as the acquisition of a minority interest for Seagate Software common stock outstanding and vested more than six months held by employees and all stock held by former employees and consultants. The fair value of the shares of Seagate Technology issued was $19 million and was recorded as purchase price and allocated to the assets and liabilities received. The Company accounted for the exchange of shares of its common stock for stock options in Seagate Software held by employees and stock held and vested by employees less than six months as the settlement of an earlier stock award. See note #10,

Seagate Software Reorganization, to the consolidated condensed financial statements.

Net other income increased by $311 million and $394 million for the three and six months ended December 31, 1999, respectively, when compared with the comparable year-ago periods and by $229 million when compared with the immediately preceding quarter ended October 1, 1999. The increase in net other income from the comparable year-ago quarter was primarily due to gains on sales of portions of the Company's investments in VERITAS and SanDisk Corporation ("SanDisk") common stock of $344 million and $62 million, respectively, partially offset by activity related to the Company's equity interest in VERITAS of $84 million. The increase in net other income from the comparable year-ago six month period was primarily due to gains on sales of portions of the Company's investments in VERITAS and SanDisk common stock of $537 million and $62 million, respectively, partially offset by activity related to the Company's equity interest in VERITAS of $183 million and a decrease of $11 million in interest income primarily resulting from lower average invested cash.

During the quarters ended October 1, 1999 and December 31, 1999, Seagate Software sold 12,349,001 and 6,000,000 shares of VERITAS Software Corporation common stock, adjusted for a 3 for 2 stock split on November 22, 1999, for proceeds of $397 million and $437 million, respectively, net of underwriting discounts and commissions. Seagate Software acquired such shares in connection with its contribution of the Network & Storage Management Group business to VERITAS. The sales of VERITAS shares resulted in pre-tax gains of $193 million and $344 million, respectively. As of December 31, 1999, the Company held approximately 33% of the outstanding common stock of VERITAS. The Company accounts for its investment in VERITAS under the equity method and records its equity interest in VERITAS' net income (loss) on a one-quarter in lag.

The effective tax rate used to record the provision for income taxes for the six months ended December 31, 1999 was 534% compared with a 40% effective tax rate used to record the provision for income taxes for the six months ended January 1, 1999. The higher effective tax rate used to record the provision for income taxes for the six months ended December 31, 1999 resulted primarily from the effects of net non-deductible charges associated with the acquisition of the minority interest in Seagate Software, the net gain from the sales of VERITAS and SanDisk common stock and activity related to the Company's equity interest in VERITAS. Excluding these items, the Company's settlement of litigation with Rodime PLC (the "Rodime settlement") and certain non-recurring restructuring costs, the pro forma effective tax rate used to record the provision for income taxes for the six months ended December 31, 1999 would have been 28%. The pro forma effective tax rate of 28% is less than the statutory rate because a portion of the Company's anticipated foreign operating income is not subject to foreign income taxes and is considered to be permanently reinvested in non-U.S. operations.

On January 28, 2000, the Company acquired XIOtech Corporation ("XIOtech"), a provider of virtual storage and Storage Area Network (SAN) solutions, for Seagate Technology common stock with a value of $360 million. The acquisition will be accounted for under the purchase method. The purchase price allocation is preliminary and it has been allocated based on the estimated fair market value of net tangible and intangible assets acquired as well as in-process research and development costs. In the quarter ending March 31, 2000, the Company expects to record a charge of approximately $105 million associated with the purchased in-process research and development costs. The excess of the purchase price over the net assets is approximately $241 million, will be recorded as goodwill and other intangibles and will be amortized on a straight-line basis over two to seven years.

Liquidity and Capital Resources:
--------------------------------

At December 31, 1999, the Company's cash, cash equivalents and short-term investments totaled $1.543 billion, a decrease of $80 million from the July 2, 1999 balance. This decrease was primarily a result of expenditures for property, equipment and leasehold improvements of $279 million and the repurchase of 25 million shares of the Company's common stock for $776 million. However, this decrease was partially offset by proceeds from sales of VERITAS and SanDisk common stock of $834 million and $67 million, respectively, and net cash provided by operating activities. Until required for other purposes, the Company's cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. The Company's short-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase.

As of December 31, 1999, the Company had committed lines of credit of $90 million that can be used for standby letters of credit and bankers' guarantees. At December 31, 1999, $72 million of these lines of credit were utilized. In addition, the Company has a $300 million credit facility that can be used for borrowings. As of December 31, 1999 this facility was unutilized.

The Company expects investments in property and equipment in the current fiscal year to approximate $700 million, of which approximately $281 million had been incurred as of December 31, 1999. The Company plans to finance these investments from existing cash balances and cash flows from operations. The $281 million year-to-date investment comprised $129 million for manufacturing facilities and equipment related to the Company's subassembly and disc drive final assembly and test facilities in the United States and the Far East; $90 million for manufacturing facilities and equipment for the recording head operations in the United States, Northern Ireland and Malaysia; $35 million to upgrade the capabilities of the Company's thin-film media operations in California and Northern Ireland; and $27 million for other purposes.

During the six months ended December 31, 1999, the Company acquired approximately 25 million shares of its common stock for approximately $776 million. The repurchase of a portion of these shares completed the June 1997 stock repurchase program as amended in February 1999. The remainder of the shares were repurchased under an April 1999 amendment to the program in which up to an additional 25 million shares of the Company's common stock may be acquired in the open market. In November 1999, the Company's Board of Directors authorized an increase to the existing stock repurchase program pursuant to which an additional 50 million shares of the Company's common stock may be acquired in the open market.

During the quarter ended October 1, 1999, Gadzoox Networks Inc. ("Gadzoox"), a company in which Seagate Technology holds a 19.89% interest, completed an initial public offering of its common stock. The Company is required to account for its investment under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). The Company has identified this investment as "available-for-sale". Under SFAS 115, an available-for-sale security is recorded at fair value on the balance sheet and unrealized holding gains and losses are reported, net of taxes, in a separate component of stockholders' equity called accumulated other comprehensive income, until realized. The Company recorded an unrealized gain on securities, net of tax, of $146 million to record its investment in Gadzoox at fair value as of October 1, 1999. For the six months ended December 31, 1999, the Company recorded net unrealized gains on securities of $117 million, net of tax, with respect to its investment in Gadzoox.

On January 28, 2000, the Company paid $45 million to Rodime PLC in settlement of patent litigation. See note #12, Litigation, to the consolidated condensed financial statements.

Factors Affecting Future Operating Results:
-------------------------------------------

We compete in the data storage industry, and there are a number of factors that, in the past, have affected all of the companies in our industry, including Seagate. Many of these factors may also impact our business in the future.

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

Our financial results will vary

We often experience a high volume of sales at the end of a quarter, so we may be unable to determine whether our fixed costs are too high relative to sales
until late in any given quarter.   As a result, we often do not have enough time
to reduce these fixed costs. Consequently, our net income would be reduced or we may even incur a loss. In addition, our operating results have been and may in the future be subject to significant quarterly fluctuations as a result of a number of other factors including:

 .      the timing of orders from and shipment of products to major customers;
 .      our product mix, and the related margins of the various products;
 .      accelerated reduction in the price of our disc drive products due to an oversupply of disc drives in the world market;
 .      manufacturing delays or interruptions, particularly at our major manufacturing facilities in Malaysia, Thailand, China and Singapore;
 .      acceptance by customers of competing technologies in lieu of our products;
 .      variations in the cost of components used in manufacturing our products;
 .      limited access to components that we obtain from a single or a limited number of suppliers;
 .      our inability to reduce our fixed costs to match revenue in any quarter because of our vertical manufacturing strategy;
 .      our ability to develop, introduce and market new products and product enhancements in a timely fashion;
 .      the impact of changes in foreign currency exchange rates on the cost of our products and the effective price of such products to foreign consumers; and
 .      competition and consolidation in the data storage industry.

In addition, our future operating results may also be adversely affected if we receive an adverse judgment or settlement in any of the legal proceedings to which we are a party. For example, we incurred a one-time expense of $39 million in the quarter ended December 31, 1999 in connection with the settlement of our litigation with Rodime PLC.

We face intense competition and may not be able to compete effectively

Even during periods when demand is stable, the data storage industry is intensely competitive and vendors experience price erosion over the life of a product. Historically our competitors have offered new or existing products at lower prices as part of a strategy to gain or retain market share and customers. We expect these practices to continue in the future. We also expect that price erosion in our industry will continue for the foreseeable future. Because we may need to reduce our prices to retain our market share, the competition could adversely affect our results of operations in any given quarter. We have experienced and expect to continue to experience intense competition from a number of domestic and foreign companies including other independent disc drive manufacturers, and large integrated multinational manufacturers such as:

          INTEGRATED                                  INDEPENDENT
          ----------                                  -----------

          Fujitsu Limited                          Maxtor Corporation
          International Business Machines          Quantum Corporation
          Corporation                              Western Digital Corporation
          NEC Corporation
          Samsung Electronics Co. Ltd.
          Toshiba Corporation

Integrated multinational manufacturers are formidable competitors because they possess greater resources and are able to access their customers without having to consider the profitability of the disc drive business in pricing their components. For example, IBM entered into agreements with both EMC and Dell under which IBM will likely supply a substantial portion of EMC's and Dell's disc drive needs. We face the risk that IBM and other integrated multinational manufacturers will enter into similar agreements with a substantial number of our customers to supply those customers' disc drive requirements as part of a more expansive agreement.

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

Consumers have shown that they want to purchase personal computers costing less than $1,000. We are producing and selling low cost disc drives to meet the demand for disc drives that are components of low cost personal computers. However, we may not be able to produce disc drives that meet our quality and performance standards at a cost low enough to yield gross margins at acceptable levels to sustain the development efforts for our future products.

The Company discontinued production of disc drives that use media that is 2.5 inches or smaller in January 1998. We are continuing research and development of smaller drives, because we believe that to successfully compete in the supply of components for mobile, laptop, notebook and ultraportable computers, we must produce a smaller product. We intend to re-enter this market with a durable, low power application in the future, although there can be no assurance that we will be able to do so successfully.

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

We face risks from  our investment in VERITAS

We contributed our Network & Storage Management Group business to VERITAS Software Corporation ("VERITAS"), consisting of NSMG and VERITAS Software Corporation on May 28, 1999 and received a 40% interest in VERITAS. As of December 31, 1999, the Company held approximately 33% of the outstanding common stock of VERITAS.

We face a number of risks from our investment in VERITAS including:

 .    we do not have significant control over the management of VERITAS, although currently we have two representatives on its board of directors; and
 .    our financial statements and results of operations reflect our ownership of approximately 33% of VERITAS which may impact our stock price.

Acquisition related accounting charges will reduce our profits

We intend to continue our expansion into complementary data technology businesses through internal growth as well as acquisitions. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations and products of the acquired businesses and the potential loss of key employees or customers of the acquired businesses. We expect that we will continue to incur substantial expenses as we acquire other businesses including charges for the write-off of in-process research and development. Our operating results have fluctuated in the past and may fluctuate in the future because of the timing of such write-offs. For example, we expect to incur a charge to operations in the third quarter of fiscal 2000 of approximately $105 million for the write-off of in-process research and development related to our acquisition of XIOtech Corporation ("XIOtech"). We also incurred a charge to operations in the fourth quarter of fiscal 1999 related to the contribution of the NSMG business to VERITAS of approximately $85 million for the write-off of in-process research and development, and we will experience ongoing charges related to that contribution for amortization of purchased intangibles currently amounting to approximately $100 million per quarter.

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

As of the date of this filing, we have not incurred any significant business disruptions nor any significant product issues as a result of Year 2000 issues. However, while no such occurrence has developed as of the date of this filing to our knowledge, Year 2000 issues may not become apparent as of this date and therefore, there is no assurance that the Company will not be affected by future disruptions. The Company will continue to monitor the issue vigilantly and work to remediate any issues that arise.

Our Products. Although we believe our disc and tape drive products and certain of our software products are in Year 2000 compliance, we have determined that certain software products produced by Seagate Software, which are not material to the Company, are not and will not be Year 2000 compliant. We have taken measures to inform our customers that those products are not and will not be Year 2000 compliant. To assist our customers in evaluating their Year 2000 issues, our Seagate Software subsidiary has developed a list of those products that are Year 2000 compliant as stand-alone products. The list is located on Seagate Software's World Wide Web page and is periodically updated when assessment of the Year 2000 compliance of additional products is completed. To date, the costs that the Company has incurred in relation to these programs have been immaterial.

We are incurring various costs to provide customer support and customer satisfaction services regarding Year 2000 issues and anticipate that these expenditures will continue in 2000 and thereafter. In addition, we have contacted our major customers to determine whether their products into which our products have been and will be integrated are Year 2000 compliant. The Company has received assurances of Year 2000 compliance from its major US customers. Many offshore customers have not responded and are under no contractual obligation to provide us with Year 2000 compliance information. The Company is taking steps with respect to new customer agreements to ensure that the customers' products and internal systems are Year 2000 compliant.

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

Our Systems. We have also initiated a comprehensive program to address Year 2000 readiness in our internal systems and with our customers and suppliers.
Our program was designed to address our most critical internal systems first and to gather information regarding the Year 2000 compliance of products supplied to the Company and into which our products are integrated. The Company conducted a Year 2000 inventory of information technology systems in the first quarter of 1997. Risk assessment was substantially completed and remediation activities were fully completed by the end of the second quarter of 1997. Approximately 2,200 items were identified, and as of October 1999, all items were resolved. Before new technology acquisitions are implemented, they are inventoried and assessed; these are not included in the foregoing project dates. An initial inventory of technology systems not managed by the Information Technology organization was completed in the third calendar quarter of 1997. A second inventory in the second and third calendar quarters of 1998 included all manufacturing operations with special emphasis on embedded technology and facilities. Approximately 6,000 items were identified (non-information technology and embedded combined) of which approximately two-thirds were Year 2000 compliant. The remaining one-third were modified such that the risks posed by Year 2000 issues were reduced.

We used the following phased approach to achieve Year 2000 readiness: inventory, assessment, disposition, test and audit. All of these phases were completed by December 31, 1999.

These activities were intended to encompass all major categories of systems in use by the Company, including manufacturing, engineering, sales, finance and human resources. To date, we have not incurred material costs related to assessment and remediation of Year 2000 issues. We currently expect that the total cost of our Year 2000 readiness programs, excluding redeployed resources, will not exceed $10 million. This total cost estimate does not include potential costs related to any customer or other claims or the costs of internal software or hardware replaced in the normal course of business.

The Company's material third party relationships include relationships with suppliers, customers and financial institutions. The Company identified 600 suppliers which are critical to our operations, and we surveyed each for details of their Year 2000 efforts, including internal systems, operations and supply chain as well as a schedule for their projects. By March 1999, 99% of such suppliers had responded affirmatively and had been approved. In May 1999, we initiated an onsite validation process for those suppliers considered most critical. This phase was completed in September 1999; three suppliers failed the on-site validation process and contingent plans were developed for these three. In addition, the Company joined the High Tech Consortium for Year 2000 to pool supply chain efforts with other companies in our industry.

The Company's largest customers were also surveyed regarding their Year 2000 efforts. We have not experienced nor do we anticipate experiencing any material impact due to a Year 2000-related failure of a major customer. All of our financial institutions have been surveyed. All of our primary banking activities can be accommodated by our two major multi-national banking partners.

While the Company currently does not expect Year 2000 issues to pose significant operational problems, we could still experience material adverse effects on our business. Those material adverse effects could include delays in the delivery or sale of the Company's products. Therefore, the Company has developed contingency plans, such as a reversion to manual procedures, for continuing operations in the event such problems arise.


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

Our stock price will fluctuate

Our stock price has varied greatly as has the volume of shares of our common stock that are traded. We expect these fluctuations to continue due to factors such as:

 .   changes in the price of VERITAS' common stock and the resulting impact on investors and analysts perceptions of the change in our valuation as a result of our holdings of approximately 33% of VERITAS' outstanding common stock;
 .   announcements of new products, services or technological innovations by the
    Company or its competitors;
 .   announcements of major restructurings by the Company or its competitors;
 .   quarterly variations in our results of operations as a result of our fixed short-term cost structure and volatility in the demand for our products;
 .   changes in revenue or earnings estimates by the investment community and speculation in the press or investment community stemming from our past performance, concerns about demand for our products, or announcements by our competitors;
 .   general conditions in the data storage industry or the personal computer industry such as the substantial decline in demand for disc drive products that occurred during fiscal 1998;
 .   changes in our revenue growth rates or the growth rates of our competitors;
 .   sales of large blocks of our stock that may lead to investors' concerns that our performance will falter and leading those investors to liquidate their holdings of our shares;
 .   adverse impacts on our operating results if we receive an adverse judgment or settlement in any of the legal proceedings to which we are a party, such as the impact on our earnings in fiscal 1997 from the costs resulting from the settlement of a lawsuit by Amstrad PLC; and
 .   price erosion.


The stock market may from time to time experience extreme price and volume fluctuations. Many technology companies have experienced such fluctuations. In addition, our stock price may be affected by general market conditions and domestic and international macroeconomic factors unrelated to our performance. In addition, our stock price may reflect the impact of changes in the price of VERITAS' common stock, although we do not control VERITAS or its management. Often such fluctuations have been unrelated to the operating performance of the specific companies. The market price of our common stock may experience significant fluctuations in the future. For example, our stock price fluctuated from a high of $44 1/4 to a low of $16 1/8 during fiscal 1999.

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

Intellectual Property Litigation
--------------------------------

In November 1992, Rodime PLC ("Rodime") filed a complaint in the U.S. District Court for the Central District of California, alleging infringement of U.S. Patent No. B1 4,638,383 and various state law unfair competition claims. On October 24, 1997, the Court entered a Final Judgment against Rodime and in favor of Seagate. Rodime appealed from the final judgment, and on April 13, 1999, the Court of Appeals for the Federal Circuit issued a decision which vacated the judgments of the District Court on non-infringement and no liability under Rodime's state claims, affirmed the exclusion of Rodime's consequential business damages, and remanded the case to the District Court for further proceedings. The Company filed a petition to the U.S Supreme Court on October 1, 1999, to review the Federal Circuit's decision. Trial was scheduled to begin on April 4, 2000. The U.S. Supreme Court denied the Company's petition for certiorari on January 18, 2000, thus allowing to stand the April 13, 1999 ruling of the Court of Appeals for the Federal Circuit. The Company and Rodime settled the litigation during a mediation held on January 19, 2000. The settlement amount of $45 million was paid on January 28, 2000. A charge of $39 million associated with this settlement is reflected in the Company's consolidated condensed financial statements for the quarter ended December 31, 1999 and is included in unusual items.

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

Ronald Maynard and Microdomain Corporation filed suit in Santa Clara County Superior Court against Quinta Corporation, the Quinta Venture, the four Quinta founders as individuals, Sierra Ventures, Read-Rite Corporation and the Company alleging misappropriation of trade secrets, breach of contract, conspiracy, unfair competition and unjust enrichment. Quinta, Read-Rite and the Company filed a cross-complaint against Ronald Maynard for misappropriation of trade secrets, breach of contract and fraud. The case relates to concepts and design for magneto optical recording heads. Trial is set for March 6, 2000. The Company believes the Maynard lawsuit is without merit and intends to vigorously defend the case and pursue its claims against Maynard.

In November 1997 TeraStor Corporation filed a cross-complaint against the Company in an action pending in the Superior Court of California, County of Santa Clara entitled Maxoptix Corporation v. TeraStor Corporation and Gordon Knight. The cross-complaint alleges causes of action against the Company for unfair business practices, misappropriation of trade secrets, attempted monopolization, refusal to deal, breach of contract, specific performance, breach of the covenant of good faith and fair dealing, fraud, negligent misrepresentation, intentional interference with prospective economic advantage and negligent interference with prospective economic advantage. The allegations against the Company arose out of the Company's dealings with TeraStor pursuant to a joint development agreement concerning the development of magneto optical recording heads. In December 1997 TeraStor sought a preliminary injunction against the Company seeking to prevent certain Company employees who formerly worked with TeraStor under the joint development agreement from engaging in work related to the Company's Quinta subsidiary. In January 1998 the Court denied TeraStor's motion for injunctive relief. The Company has asserted cross-claims against TeraStor for trade secret misappropriation, fraud, negligent misrepresentation, breach of contract, declaratory relief, recission, violation of Business & Professions Code Section 17200, common law unfair competition, intentional interference with contractual relations, negligent interference with contractual relations, and inducing breach of fiduciary duty. The Company also filed claims against Rick Wilmer and Amyl Ahola, two former Seagate employees employed by TeraStor, for breach of contract and breach of fiduciary duty. Discovery is ongoing and trial is currently set to begin on June 5, 2000. The Company denies TeraStor's allegations and intends to vigorously defend itself.

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


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

The Company's 1999 Annual Meeting of Stockholders was held on November 2, 1999. The following is a brief description of each matter voted upon at the meeting and a statement of the number of votes cast for, against or withheld and the number of abstentions with respect to each matter.

(a) The stockholders elected the following directors to serve for the ensuing year or until their successors are elected:

                                    FOR       WITHHELD
                                -----------   ---------

       Gary B. Filler           179,747,664   3,175,727
       Kenneth E. Haughton      179,737,948   3,185,443
       Robert A. Kleist         179,747,755   3,175,636
       Stephen J. Luczo         179,772,844   3,150,547
       Lawrence Perlman         179,635,687   3,287,704
       Thomas P. Stafford       179,723,916   3,199,475
       Laurel L. Wilkening      179,788,351   3,135,040


(b) The stockholders approved the adoption of the 1999 Stock Option Plan and the reservation of 10,500,000 shares of Common Stock for issuance thereunder.

                         FOR           AGAINST     ABSTAIN
                         ---           -------     -------

                     105,848,992      76,275,998   798,401

(c) The stockholders ratified the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending June 30, 2000.


                         FOR           AGAINST     ABSTAIN
                         ---           -------     -------

                     181,911,678       482,766     528,947

(d) The stockholders turned down a stockholder proposal regarding employment practices and policies in Northern Ireland.

                                                                BROKER
                       FOR            AGAINST      ABSTAIN     NON-VOTES
                       ---            -------      -------     ----------

                     28,930,256      101,362,272   10,555,028   42,075,835


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a) Exhibits

The following exhibits are included herein:

10.16(1)  1999 Stock Option Plan
10.17(2)  XIOtech Corporation 1996 Stock Option Plan
10.18(3) Form of Stockholder Agreement between Seagate Software, Inc., a wholly-owned subsidiary of Seagate Technology, Inc., and VERITAS Software Corporation
10.19(4) Form of Registration Rights Agreement between Seagate Software, Inc., a wholly-owned subsidiary of Seagate Technology, Inc. and VERITAS Software Corporation
27.       Financial Data Schedule

(b) Reports on Form 8-K

The following reports on Form 8-K were filed with the Securities and Exchange Commission during the fiscal quarter ended December 31, 1999 and the month of January 2000:

A Form 8-K dated December 17, 1999 regarding the Company's announcement of its agreement to acquire XIOtech Corporation.

A Form 8-K dated January 27, 2000 regarding the Company's announcement that it had entered into a settlement with Rodime PLC.

-------------
(1) Incorporated by reference to exhibits filed by the Company in connection with its Registration statement on Form S-8 (Reg. No. 333-92277) dated December 7, 1999.
(2) Incorporated by reference to exhibits filed by the Company in connection with its Registration statement on Form S-8 (Reg. No. 333-95719) dated January 31, 2000.
(3) Incorporated by reference to exhibits filed by Seagate Software, Inc. (File No. 000-23169) in connection with its Quarterly Report on Form 10-Q/A for the period ended January 1, 1999 filed with the Securities and Exchange Commission on April 21, 1999.
(4) Incorporated by reference to exhibits filed by Seagate Software, Inc. (File No. 000-23169) in connection with its Quarterly Report on Form 10-Q/A for the period ended January 1, 1999 filed with the Securities and Exchange Commission on April 16, 1999.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            SEAGATE TECHNOLOGY, INC.
                            ------------------------
                                  (Registrant)



DATE:   February 3, 2000    BY:     /s/ Charles C. Pope
                                    _______________________
                                    CHARLES C. POPE
                                    Executive Vice President
                                    and Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)



DATE:   February 3, 2000    BY:     /s/ Stephen J. Luczo
                                    _______________________
                                    STEPHEN J. LUCZO
                                    Chief Executive Officer and President
                                    (Principal Executive Officer
                                    and Director)

                            SEAGATE TECHNOLOGY, INC.
                               INDEX TO EXHIBITS




Exhibit
Number
-------

10.16(1)   1999 Stock Option Plan
10.17(2)   XIOtech Corporation 1996 Stock Option Plan
10.18(3) Form of Stockholder Agreement between Seagate Software, Inc., a wholly-owned subsidiary of Seagate Technology, Inc., and VERITAS Software Corporation
10.19(4)   Form of Registration Rights Agreement between Seagate
           Software, Inc., a wholly-owned subsidiary of Seagate
           Technology, Inc. and VERITAS Software Corporation
27         Financial Data Schedule

             (1) Incorporated by reference to exhibits filed by the Company in connection with its Registration statement on Form S-8 (Reg. No. 333-92277) dated December 7, 1999.
             (2) Incorporated by reference to exhibits filed by the Company in connection with its Registration statement on Form S-8 (Reg. No. 333-95719) dated January 31, 2000.
             (3) Incorporated by reference to exhibits filed by Seagate Software, Inc. (File No. 000-23169) in connection with its Quarterly Report on Form 10-Q/A for the period ended January 1, 1999 filed with the Securities and Exchange Commission on April 21, 1999.
             (4) Incorporated by reference to exhibits filed by Seagate Software, Inc. (File No. 000-23169) in connection with its Quarterly Report on Form 10-Q/A for the period ended January 1, 1999 filed with the Securities and Exchange Commission on April 16, 1999.