Form 10-K405/A
period 1999-07-02
SEAGATE TECHNOLOGY INC
filed 2000-03-30
CIK 354952

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

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

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:

                                                      NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                       ON WHICH REGISTERED
            -------------------                       -------------------
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

================================================================================

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a) The following documents are filed as a part of this Report:

        1. Financial Statements. The following Consolidated Financial Statements of Seagate Technology, Inc. and Report of Independent Auditors are included in Item 8:

                Report of Independent Auditors

                Consolidated Balance Sheets -- July 2, 1999 and July 3, 1998.

                Consolidated Statements of Operations -- Years Ended July 2, 1999; July 3, 1998 and June 27, 1997.

                Consolidated Statements of Stockholders' Equity -- Years Ended July 2, 1999; July 3, 1998 and June 27, 1997.

                Consolidated Statements of Cash Flows -- Years Ended July 2, 1999; July 3, 1998 and June 27, 1997.

                Notes to Consolidated Financial Statements.

        2. The following financial statements of VERITAS Software Corporation are filed as part of this Report:


                                                                                                          Page
                                                                                                          ----
                Consolidated Balance Sheets as of December 31, 1999 and 1998                               F-2

                Consolidated Statements of Operations for the years ended December 31, 1999,               F-3
                      1998 and 1997

                Consolidated Statements of Stockholders' Equity for the years ended                        F-4
                      December 31, 1999, 1998 and 1997

                Consolidated Statements of Cash Flows for the years ended December 31, 1999,               F-5
                      1998 and 1997

                Notes to Consolidated Financial Statements                                                 F-6

                Report of Ernst & Young LLP, Independent Auditors                                         F-22

        3. Financial Statement Schedules. The following consolidated financial statement schedule of Seagate Technology, Inc. is filed as part of this Report and should be read in conjunction with the Consolidated Financial Statements of Seagate Technology, Inc.:


                SCHEDULE

                II -- Valuation and Qualifying Accounts

        Schedules not listed above have been omitted because they are not applicable or are not required or the information required to be set forth therein is included in the Consolidated Financial Statements or notes thereto.

        4.      Exhibits:


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

          10.9    Amended and Restated Directors' Option Plan and form of Option
                  Agreement.                                                               (H)

          10.10   Amended and Restated Archive Corporation Stock Option and
                  Restricted Stock Purchase Plan - 1981.                                   (I)

          10.11   Amended and Restated Archive Corporation Incentive Stock
                  Option Plan - 1981.                                                      (I)

          10.12   Conner Peripherals, Inc. - Arcada Holdings, Inc. Stock Option
                  Plan.                                                                    (J)

          10.13   Arcada Holdings, Inc. 1994 Stock Option Plan.                            (J)

          10.14   Separation Agreement and Release between the Registrant and
                  Alan F. Shugart dated as of July 29, 1998.                               (K)

          10.15   1998 Nonstatutory Stock Option Plan and form of Stock Option
                  Agreement.                                                               (L)

          21.1    Subsidiaries of the Registrant.                                          (L)

          23.1    Consent of Independent Auditors.

          23.2    Consent of Independent Auditors.

          24.1    Power of Attorney.                                                       (L)

          27      Financial Data Schedule.                                                 (L)


----------------------

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

(L) Incorporated by reference to exhibits filed in response to Item 14(a), "Exhibits," of the Company's Form 10-K for the year ended July 2, 1999.

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



                               SEAGATE TECHNOLOGY, INC.

                               BY:                      *
                                   -------------------------------------------
                                   (Stephen J. Luczo, Chief Executive Officer,
                                           President and a Director)


Dated:  March 30, 2000



        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS AMENDED REPORT ON FORM 10-K HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.




                      SIGNATURE                                           TITLE                                       DATE
                      ---------                                           -----                                       ----
                                                            Chief Executive Officer, President                  March 30, 2000
                         *                                  and a Director (Principal Executive Officer)
------------------------------------------------------
                (STEPHEN J. LUCZO)


                                                            Executive Vice President and Chief Financial
               /s/ Charles C. Pope                          Officer (Principal Financial and Accounting         March 30, 2000
------------------------------------------------------      Officer)
                 (CHARLES C. POPE)


                         *                                  Co-Chairman of the Board                            March 30, 2000
------------------------------------------------------
                 (GARY B. FILLER)


                         *                                  Co-Chairman of the Board                            March 30, 2000
------------------------------------------------------
                (LAWRENCE PERLMAN)


                         *                                  Director                                            March 30, 2000
------------------------------------------------------
                (KENNETH HAUGHTON)


                         *                                  Director                                            March 30, 2000
------------------------------------------------------
                (ROBERT A. KLEIST)


                         *                                  Director                                            March 30, 2000
------------------------------------------------------
               (THOMAS P. STAFFORD)


                         *                                  Director                                            March 30, 2000
------------------------------------------------------
               (LAUREL L. WILKENING)


*By:  /s/ Charles C. Pope
      -----------------------------------------------
                  Charles C. Pope
                 Attorney-in-fact

                              FINANCIAL STATEMENTS

     As required under Item 8. Financial Statements and Supplementary Data, the consolidated financial statements of the Company are provided in this separate section. The consolidated financial statements included in this section are as follows:

              FINANCIAL STATEMENT DESCRIPTION                 PAGE
              -------------------------------                 ----
Consolidated Balance Sheets As of December 31, 1999 and
  1998......................................................   F-2
Consolidated Statements of Operations-Years Ended December
  31, 1999, 1998 and 1997...................................   F-3
Consolidated Statements of Stockholders' Equity-Years Ended
  December 31, 1999, 1998 and 1997..........................   F-4
Consolidated Statements of Cash Flows-Years Ended December
  31, 1999, 1998 and 1997...................................   F-5
Notes to Consolidated Financial Statements..................   F-6
Report of Ernst & Young LLP, Independent Auditors...........   F-22

                          VERITAS SOFTWARE CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 1999         1998
                                                              ----------    --------
Current assets:
  Cash and cash equivalents.................................  $  148,244    $139,086
  Short-term investments....................................     544,137      72,040
  Accounts receivable, net of allowance for doubtful
     accounts of $5,693 and $2,572, respectively............     132,180      52,697
  Deferred income taxes.....................................      23,803       4,272
  Other current assets......................................      13,381       9,237
                                                              ----------    --------
          Total current assets..............................     861,745     277,332
Long-term investments.......................................      65,036      31,925
Property and equipment, net.................................      76,958      26,518
Goodwill and other intangibles, net.........................   3,226,749       4,005
Deferred income taxes.......................................          --       7,928
Other assets................................................       2,789       1,409
                                                              ----------    --------
                                                              $4,233,277    $349,117
                                                              ==========    ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   30,229    $  4,958
  Accrued compensation and benefits.........................      35,560      11,267
  Accrued acquisition and restructuring costs...............      24,202         478
  Other accrued liabilities.................................      41,727      10,718
  Income taxes payable......................................       6,804      13,424
  Customer advances.........................................       5,208          --
  Deferred revenue..........................................      86,979      37,645
                                                              ----------    --------
          Total current liabilities.........................     230,709      78,490
Convertible subordinated notes..............................     451,044     100,000
Deferred income taxes.......................................     157,867          --
Other non-current liabilities...............................         596         773
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.001 par value:
     10,000 shares authorized: none issued and
      outstanding...........................................          --          --
  Common stock, $.001 par value:
     500,000 shares authorized; 390,898 and 214,329 shares
      issued and outstanding at December 31, 1999 and
      1998..................................................         391         214
  Additional paid-in capital................................   3,926,554     199,644
  Accumulated deficit.......................................    (532,374)    (29,416)
  Deferred compensation.....................................          --         (32)
  Accumulated other comprehensive loss......................      (1,510)       (556)
                                                              ----------    --------
          Total stockholders' equity........................   3,393,061     169,854
                                                              ----------    --------
                                                              $4,233,277    $349,117
                                                              ==========    ========

          See accompanying notes to consolidated financial statements.

                          VERITAS SOFTWARE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1999         1998        1997
                                                            ---------    --------    --------
Net revenue:
  User license fees.......................................  $ 498,014    $167,703    $ 95,714
  Services................................................     98,098      43,162      25,411
                                                            ---------    --------    --------
          Total net revenue...............................    596,112     210,865     121,125
Cost of revenue:
  User license fees.......................................     20,735       8,798       4,731
  Services................................................     38,161      20,663      11,714
  Amortization of developed technology....................     35,659          --          --
                                                            ---------    --------    --------
          Total cost of revenue...........................     94,555      29,461      16,445
                                                            ---------    --------    --------
Gross profit..............................................    501,557     181,404     104,680
Operating expenses:
  Selling and marketing...................................    221,989      76,392      42,868
  Research and development................................     94,477      40,239      25,219
  General and administrative..............................     34,185      10,505       8,027
  Amortization of goodwill and other intangibles..........    510,943          --          --
  Acquisition and restructuring costs.....................     11,000          --       8,490
  In-process research and development.....................    104,200         600          --
                                                            ---------    --------    --------
          Total operating expenses........................    976,794     127,736      84,604
                                                            ---------    --------    --------
Income (loss) from operations.............................   (475,237)     53,668      20,076
Interest and other income, net............................     23,328      11,821       4,889
Interest expense..........................................    (15,659)     (5,700)     (1,206)
                                                            ---------    --------    --------
Income (loss) before income taxes.........................   (467,568)     59,789      23,759
Provision for income taxes................................     35,390       8,141       1,010
                                                            ---------    --------    --------
Net income (loss).........................................  $(502,958)   $ 51,648    $ 22,749
                                                            =========    ========    ========
Net income (loss) per share -- basic......................  $   (1.59)   $   0.24    $   0.11
                                                            =========    ========    ========
Net income (loss) per share -- diluted....................  $   (1.59)   $   0.22    $   0.10
                                                            =========    ========    ========
Number of shares used in computing per share
  amounts -- basic........................................    316,892     211,558     205,300
                                                            =========    ========    ========
Number of shares used in computing per share
  amounts -- diluted......................................    316,892     232,519     222,716
                                                            =========    ========    ========

          See accompanying notes to consolidated financial statements.

                          VERITAS SOFTWARE CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                        NOTES                       ACCUMULATED
                                         COMMON STOCK     ADDITIONAL                  RECEIVABLE                       OTHER
                                       ----------------    PAID-IN     ACCUMULATED       FROM         DEFERRED     COMPREHENSIVE
                                       SHARES    AMOUNT    CAPITAL       DEFICIT     STOCKHOLDERS   COMPENSATION   INCOME (LOSS)
                                       -------   ------   ----------   -----------   ------------   ------------   --------------
BALANCE AT DECEMBER 31, 1996.........  202,676    $203    $  179,207    $(103,813)      $(282)          $(97)         $  (263)
  Components of comprehensive income:
    Net income (loss)................       --      --            --       22,749          --             --               --
    Foreign currency translation
      adjustment.....................       --      --            --           --          --             --             (303)
      Total comprehensive income.....       --      --            --           --          --             --               --
  Exercise of stock options..........    3,750       4         3,266           --          --             --               --
  Issuance of common stock under
    employee stock purchase plan.....    1,147       1         2,506           --          --             --               --
  Payments on notes receivable from
    stockholders.....................       --      --            --           --         282             --               --
  Amortization of deferred
    compensation.....................       --      --            --           --          --             33               --
  Tax benefit related to stock
    options..........................       --      --           700           --          --             --               --
                                       -------    ----    ----------    ---------       -----           ----          -------
BALANCE AT DECEMBER 31, 1997.........  207,573     208       185,679      (81,064)         --            (64)            (566)
  Components of comprehensive income:
    Net income (loss)................       --      --            --       51,648          --             --               --
    Foreign currency translation
      adjustment.....................       --      --            --           --          --             --               10
      Total comprehensive income.....       --      --            --           --          --             --               --
  Exercise of stock options..........    5,547       5        10,398           --          --             --               --
  Issuance of common stock under
    employee stock purchase plan.....    1,209       1         3,567           --          --             --               --
  Amortization of deferred
    compensation.....................       --      --            --           --          --             32               --
                                       -------    ----    ----------    ---------       -----           ----          -------
BALANCE AT DECEMBER 31, 1998.........  214,329     214       199,644      (29,416)         --            (32)            (556)
  Components of comprehensive income:
    Net income (loss)................       --      --            --     (502,958)         --             --               --
    Foreign currency translation
      adjustment.....................       --      --            --           --          --             --             (954)
      Total comprehensive income.....       --      --            --           --          --             --               --
  Exercise of stock options..........   11,909      12       101,940           --          --             --               --
  Issuance of common stock under
    employee stock purchase plan.....      798       1         6,973           --          --             --               --
  Issuance of common stock related to
    the NSMG acquisition.............  155,583     156     3,151,196           --          --             --               --
  Issuance of options to purchase
    shares of common stock related to
    the NSMG acquisition.............       --      --       281,418           --          --             --               --
  Issuance of common stock related to
    the TeleBackup acquisition.......    6,842       7       134,095           --          --             --               --
  Issuance of options to purchase
    shares of common stock related to
    the TeleBackup acquisition.......       --      --         2,762           --          --             --               --
  Issuance of common stock related to
    the NuView acquisition...........    1,436       1        48,526           --          --             --               --
  Amortization of deferred
    compensation.....................       --      --            --           --          --             32               --
                                       -------    ----    ----------    ---------       -----           ----          -------
BALANCE AT DECEMBER 31, 1999.........  390,898    $391    $3,926,554    $(532,374)      $  --           $ --          $(1,510)
                                       =======    ====    ==========    =========       =====           ====          =======


                                           TOTAL
                                       STOCKHOLDERS'
                                          EQUITY
                                       -------------
BALANCE AT DECEMBER 31, 1996.........   $   74,955
  Components of comprehensive income:
    Net income (loss)................       22,749
    Foreign currency translation
      adjustment.....................         (303)
                                        ----------
      Total comprehensive income.....       22,446
  Exercise of stock options..........        3,270
  Issuance of common stock under
    employee stock purchase plan.....        2,507
  Payments on notes receivable from
    stockholders.....................          282
  Amortization of deferred
    compensation.....................           33
  Tax benefit related to stock
    options..........................          700
                                        ----------
BALANCE AT DECEMBER 31, 1997.........      104,193
  Components of comprehensive income:
    Net income (loss)................       51,648
    Foreign currency translation
      adjustment.....................           10
                                        ----------
      Total comprehensive income.....       51,658
  Exercise of stock options..........       10,403
  Issuance of common stock under
    employee stock purchase plan.....        3,568
  Amortization of deferred
    compensation.....................           32
                                        ----------
BALANCE AT DECEMBER 31, 1998.........      169,854
  Components of comprehensive income:
    Net income (loss)................     (502,958)
    Foreign currency translation
      adjustment.....................         (954)
                                        ----------
      Total comprehensive income.....     (503,912)
  Exercise of stock options..........      101,952
  Issuance of common stock under
    employee stock purchase plan.....        6,974
  Issuance of common stock related to
    the NSMG acquisition.............    3,151,352
  Issuance of options to purchase
    shares of common stock related to
    the NSMG acquisition.............      281,418
  Issuance of common stock related to
    the TeleBackup acquisition.......      134,102
  Issuance of options to purchase
    shares of common stock related to
    the TeleBackup acquisition.......        2,762
  Issuance of common stock related to
    the NuView acquisition...........       48,527
  Amortization of deferred
    compensation.....................           32
                                        ----------
BALANCE AT DECEMBER 31, 1999.........   $3,393,061
                                        ==========

          See accompanying notes to consolidated financial statements.

                          VERITAS SOFTWARE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    YEARS ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                 1999         1998         1997
                                                              ----------    ---------    ---------
Cash flows from operating activities:
  Net income (loss).........................................  $ (502,958)   $  51,648    $  22,749
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation and amortization...........................      24,126        7,346        3,113
    Amortization of goodwill and other intangibles..........     510,943           --           --
    Amortization of developed technology....................      35,659           --           --
    In-process research and development.....................     104,200          600           --
    Restructuring costs.....................................         948           --        1,218
    Amortization of original issue discount on convertible
      notes.................................................       5,402           --           --
    Deferred income taxes...................................     (36,775)      (8,000)      (4,200)
    Changes in operating assets and liabilities, net of
      effects of business acquisitions:
      Accounts receivable...................................     (77,174)     (22,127)     (14,601)
      Other receivable......................................      22,935           --           --
      Other assets..........................................      (3,367)      (8,136)        (267)
      Accounts payable......................................      19,389        3,469         (208)
      Accrued compensation and benefits.....................      17,539        4,611        3,480
      Accrued acquisition and restructuring costs...........     (15,269)          --           --
      Other accrued liabilities.............................      10,169        2,525        2,387
      Income taxes payable..................................      (8,956)      10,694        3,779
      Customer advances and deferred revenue................      37,203       20,167        9,370
                                                              ----------    ---------    ---------
Net cash provided by operating activities...................     144,014       62,797       26,820
Cash flows from investing activities:
  Purchases of investments..................................    (764,097)    (284,819)    (144,907)
  Investment maturities.....................................     258,891      296,048       79,921
  Payment received on note..................................          --           --          108
  Purchase of property and equipment........................     (59,671)     (23,424)      (6,181)
  Cash acquired from Seagate Software.......................       1,044           --           --
  Cash acquired from TeleBackup.............................       1,493           --           --
  Purchase of NuView, Inc. .................................     (11,400)          --           --
  Purchase of Frontier Software Devel. Pvt. Ltd. ...........      (1,325)          --           --
  Purchase of Windward Technologies, Inc. ..................          --       (1,250)          --
  Purchase of other businesses and technologies.............      (1,900)          --           --
                                                              ----------    ---------    ---------
Net cash used for investing activities......................    (576,965)     (13,445)     (71,059)
Financing activities:
  Proceeds from issuance of common stock....................     108,926       13,971        5,777
  Net proceeds from issuance of convertible debt............     334,137           --       97,500
  Payments of notes payable.................................          --           --         (612)
  Payments on notes receivable from stockholders............          --           --          282
                                                              ----------    ---------    ---------
Net cash provided by financing activities...................     443,063       13,971      102,947
Effect of exchange rate changes.............................        (954)         134         (490)
                                                              ----------    ---------    ---------
Net increase in cash and cash equivalents...................       9,158       63,457       58,218
Cash and cash equivalents at beginning of year..............     139,086       75,629       17,411
                                                              ----------    ---------    ---------
Cash and cash equivalents at end of year....................  $  148,244    $ 139,086    $  75,629
                                                              ==========    =========    =========
Supplemental disclosures:
  Cash paid for interest....................................  $    5,300    $   5,521    $      --
                                                              ==========    =========    =========
  Cash paid for income taxes................................  $   15,834    $   6,245    $   1,703
                                                              ==========    =========    =========
Supplemental schedule of noncash investing and financing
  transactions:
  Issuance of common stock and options for business
    acquisitions............................................  $3,618,161    $      --    $      --
                                                              ==========    =========    =========

          See accompanying notes to consolidated financial statements.

                          VERITAS SOFTWARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     VERITAS Software Corporation (the Company), a Delaware corporation, is a leading independent supplier of storage management software. The Company's products help its customers manage complex and diverse computing environments efficiently and cost-effectively by making sure that their data is protected, can be accessed at all times, and can be managed and used in compliance with business policies. The Company's products help to improve the levels of centralization, control, automation and manageability in computing environments, they allow information technology, or IT, managers to be more effective with constrained resources and limited budgets. Its products offer protection against data loss and file corruption, allow rapid recovery after disk or computer system failure, enable IT managers and end users to work efficiently with large numbers of files, and make it possible to manage data distributed on large networks of computer systems without harming productivity or interrupting users. In addition, the Company's products provide continuous availability of data in clustered computer systems that share disk resources to maintain smooth business operations. Its products are highly scalable in order to keep up with the rapid growth of data and technologies deployed in businesses. The Company develops and sells products for all popular operating systems, including versions of UNIX and Windows NT. Its software solutions are used in a broad spectrum of industries, including many leading global corporations and e-commerce businesses. The Company also provides a full range of services to assist its customers in planning and implementing their storage management solutions. The Company markets its products and services to original equipment manufacturers and end user customers through a combination of direct sales and indirect sales channels such as resellers, value-added resellers, hardware distributors, application software vendors and systems integrators.

  Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

  Stock splits

     On June 7, 1999, the Company announced a two-for-one stock split in the form of a stock dividend paid on July 8, 1999 to stockholders of record on June 18, 1999. On October 14, 1999, the Company announced a three-for-two split in the form of a stock dividend paid on November 19, 1999 to stockholders of record on November 2, 1999. On January 27, 2000, the Company announced a three-for-two split in the form of a stock dividend paid on March 3, 2000 to stockholders of record on February 18, 2000. All share and per share data have been restated to give retroactive effect to the these stock splits.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

  Cash, Cash Equivalents and Short-Term Investments

     Cash and cash equivalents include cash and highly liquid investments with insignificant interest rate risk and with original maturities of three months or less when purchased. The Company invests its excess cash in diversified instruments maintained primarily in U.S. financial institutions in an effort to preserve principal and to maintain safety and liquidity.

     Short-term investments include investments with original maturities of one year or less when purchased. The Company has determined its short-term investments are held to maturity under the provisions of

                          VERITAS SOFTWARE CORPORATION

Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", (SFAS No. 115) and accordingly such amounts are recorded at amortized cost.

     At December 31, 1999, amortized cost approximated fair value for all cash equivalents and short-term investments. To date, there have been no significant realized or unrealized gains or losses on the short-term investments.

  Long-Term Investments

     Investments with remaining maturities greater than one year from date of purchase are classified as long-term. The Company accounts for its long-term investments in accordance with SFAS No. 115 and these investments are classified as held to maturity as of the balance sheet date. At December 31, 1999, amortized cost approximated fair value for all long-term investments and, to date, there have been no significant realized or unrealized gains or losses on the Company's long-term investments.

  Property and Equipment

     Property and equipment are recorded at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives or, in the case of leasehold improvements, the term of the related lease, if shorter. The estimated useful lives of furniture and equipment and computer equipment is generally three to five years. The Company also depreciates a building located in India over fifteen years. Depreciation and amortization of property and equipment charged to costs and expenses was approximately $23.1 million for the year ended December 31, 1999, $6.9 million for the year ended December 31,1998 and $3.1 million for the year ended December 31,1997.

  Goodwill and other intangibles

     Goodwill represents the excess of the purchase price of net tangible and intangible assets acquired in business combinations over their estimated fair value. Other intangibles mainly represent distribution channels, original equipment manufacturer agreements, developed technology, assembled workforce and trademarks acquired in business combinations. Goodwill and other intangibles are being amortized on a straight-line basis over their estimated useful life of four years. The Company reviews goodwill and other intangibles to assess recoverability from future operations using undiscounted cash flows. In management's opinion, no material impairment exists at December 31, 1999. Accumulated amortization of goodwill and other intangibles was $548.6 million as of December 31, 1999 and $0.5 million as of December 31, 1998.

  Revenue Recognition

     In October of 1997 the Accounting Standards Executive Committee issued Statement of Position (SOP) 97-2 "Software Revenue Recognition", which has been amended by SOP 98-4 and SOP 98-9. These statements set forth generally accepted accounting principles for recognizing revenue on software transactions. SOP 97-2, as amended by SOP 98-4, was effective for revenue recognized under software license and service arrangements beginning January 1, 1998. SOP 98-9 amends SOP 97-2 and requires recognition of revenue using the "residual method" when certain criteria are met. The implementation of these provisions of SOP 98-9 will be effective for the Company's fiscal year ending December 31, 2000. The Company does not believe the impact of SOP 98-9 will be material to its financial position, results of operations and cash flows.

     The Company derives revenue from software licenses and customer support and other services. Service revenue includes contracts for software maintenance and technical support, consulting, training, and porting fees. In software arrangements that include rights to multiple software products and/or services, the Company allocates the total arrangement fee among each of the deliverables based on the relative fair value of each of the deliverables, determined based on vendor-specific objective evidence of fair value.

                          VERITAS SOFTWARE CORPORATION

     The Company recognizes revenue from licensing of software products to an end user upon delivery of the software product to the customer, unless the fee is not fixed or determinable, or collectibility is not considered probable. For licensing of the Company's software to OEMs, revenue is not recognized until the software is sold by the OEM to an end-user customer. For licensing of the Company's software through our indirect sales channels, revenue is recognized when the software is sold by the reseller, value-added reseller or distributor to an end-user customer. The Company considers all arrangements with payment terms extending beyond twelve months and other arrangements with payment terms longer than normal not to be fixed or determinable. If collectibility is not considered probable, revenue is recognized when the fee is collected.

     Customer support revenue is recognized on a straight-line basis over the period that the support is provided. Other software service arrangements are evaluated to determine whether those services are essential to the functionality of the other elements of the arrangement. When software services are considered essential, revenue under the arrangement is recognized using contract accounting. When software services are not considered essential, the revenue allocable to the software services is recognized as the services are performed. The Company generally considers software services essential unless the software is paid for before the services commence and the services are limited to training or normal installation.

     Revenue is recognized using contract accounting for arrangements involving customization or modification of the software or where software services are considered essential to the functionality of the software. Revenue from these software arrangements is recognized using the percentage-of-completion method with progress-to-completion measured using labor cost inputs.

  Software Development Costs

     Under Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model, which is typically demonstrated by initial beta shipment. The period between the achievement of technological feasibility and the general release of the Company's products has been of short duration. As of December 31, 1999 such capitalizable software development costs were insignificant and all software development costs have been charged to research and development expense in the accompanying consolidated statements of operations.

  Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments in debt securities and trade receivables. The Company primarily invests its excess cash in commercial paper rated A-1/P-1, medium-term notes, corporate notes, government securities, market auction preferreds with approved financial institutions, and other specific money market instruments of similar liquidity and credit quality. The Company is exposed to credit risks in the event of default by the financial institutions or issuers of investments to the extent recorded on the balance sheet. The Company generally does not require collateral. The Company maintains allowances for credit losses, and such losses have been within management's expectations. For the years ended December 31, 1999 and 1997 no customer accounted for greater than 10% of revenues. For the year ended December 31, 1998, one customer accounted for approximately 12% or $25.8 million of the Company's revenue.

  Net Income Per Share

     Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive common shares consist of

                          VERITAS SOFTWARE CORPORATION
employee stock options using the treasury stock method and common shares issued assuming conversion of the convertible subordinated notes, if dilutive.

  Accounting for Stock-Based Compensation

     The Company accounts for employee stock based compensation in accordance with APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations. Pro forma net income and net income per share disclosures required by Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation", are included in Note 9.

  Translation of Foreign Currencies

     Assets and liabilities of certain foreign subsidiaries, whose functional currency is the local currency, are translated at year-end exchange rates. Income and expense items are translated at the average rates of exchange prevailing during the year. The adjustment resulting from translating the financial statements of such foreign subsidiaries is reflected as a separate component of stockholder's equity. Certain other transaction gains or losses, which have not been material, are reported in results of operations.

  Impairment of Long-Lived Assets

     The Company reviews the assets for impairment and determines whether an event or change in facts and circumstances indicates that the carrying amount of property and equipment or other long-lived assets may not be recoverable. The Company determines recoverability of the assets by comparing the carrying amount of the asset to net future undiscounted cash flows that the asset is expected to generate. The impairment recognized is the amount by which the carrying amount exceeds the fair market value of the asset. No events or changes in facts and circumstances occurred during the year that would indicate that any impairment of assets existed.

  Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No.
133). SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company will be required to implement SFAS No. 133 as of the beginning of its fiscal year 2001. The Company's exchange rate hedging activities have been insignificant to date and the Company does not believe the impact of SFAS No. 133 will be material to its financial position, results of operations or cash flows.

     In December 1998, the AICPA issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions". SOP 98-9 amends SOP 97-2 "Software Revenue Recognition" to require recognition of revenue using the "residual method" when certain criteria are met. The Company will be required to implement these provisions of SOP 98-9 for its fiscal year ending December 31, 2000. SOP 98-9 also amends SOP 98-4, an earlier amendment to SOP 97-2, which extended the deferral of the application of certain passages of SOP 97-2. The Company does not believe the impact of SOP 98-9 will be material to the Company's financial position, results of operations or cash flows.

NOTE 2. BUSINESS COMBINATIONS

     On May 28, 1999, the Company acquired the Network & Storage Management Group business of Seagate Software, Inc., which the Company refers to as "NSMG." The NSMG business develops and markets software products and provides related services enabling information technology professionals to manage distributed network resources and to secure and protect enterprise data. Its products offer features such as system backup, disaster recovery, migration, replication, automated client protection, storage resource

                          VERITAS SOFTWARE CORPORATION
management, scheduling, event correlation and desktop management. In connection with the NSMG acquisition, in consideration for the contribution of assets and liabilities related to the NSMG business by Seagate Technology, Inc., Seagate Software, Inc., and their respective subsidiaries, and based on the average closing price of our common stock of $20.26 per share for 5 days before and after June 7, 1999, the measurement date for the transaction, the Company issued 155,583,486 shares of its common stock to Seagate Software, Inc. and issued options to purchase 15,626,358 shares of its common stock to its employees who were former NSMG employees. The Company accounted for the NSMG acquisition using the purchase method of accounting, and incurs charges of $221.5 million per quarter primarily related to the amortization of developed technology, goodwill and other intangibles over their estimated useful life of four years. The total NSMG purchase price was $3,464.5 million and included $3,151.4 million for the issuance of our common stock, $269.7 million for the exchange of options to purchase our common stock and $43.4 million of acquisition-related costs. The purchase price was allocated, based on an independent valuation, to goodwill of $3,015.8 million, distribution channels of $233.8 million, original equipment manufacturer agreements of $23.4 million, developed technology of $233.7 million, assembled workforce of $12.8 million, trademarks of $22.8 million, in-process research and development of $101.2 million, net deferred tax liabilities of $179.5 million, other intangibles of $1.5 million and tangible net liabilities assumed of $1.0 million. For 1999, the Company recorded $482.5 million for the amortization of goodwill and other intangibles, and $34.1 million for the amortization of developed technology related to this acquisition. The Consolidated Statements of Operations include the results of operations of NSMG subsequent to the acquisition date.

     Acquisition-related costs consist of direct transaction costs of $20.0 million, operating lease commitments on duplicative facilities of $8.2 million and involuntary termination benefits of $15.2 million. Non-cash charges included in the acquisition-related costs approximate $11.7 million. At December 31, 1999, $17.4 million in direct transaction costs, $0.3 million in operating lease commitments on duplicative facilities and $1.8 million in involuntary termination benefits were paid against the acquisition-related costs accrual and $11.7 million of non-cash involuntary termination benefits were charged against the acquisition-related costs accrual. The remaining acquisition-related costs accrual of $12.2 million is anticipated to be utilized primarily for servicing operating lease payments or negotiated buyout of operating lease commitments, the lease terms of which will expire at various times through the year 2013. In addition, the Company recorded a restructuring charge of $11.0 million in 1999 as a result of the NSMG acquisition. This restructuring charge related to exit costs with respect to duplicative facilities that the Company plans to vacate, which include $0.9 million of write-off of redundant equipment and leasehold improvements, and involuntary termination benefits. Involuntary termination benefits relate to the salary and fringe benefit expense for terminated employees in research and development. Involuntarily terminated employees represented approximately 2% of the global workforce. At December 31, 1999, $0.9 million in severance costs were paid against the restructuring charge accrual and $0.9 million of write-off of redundant equipment and leasehold improvements had been written off. The remaining restructuring charge accrual of $9.2 million is anticipated to be utilized primarily for servicing operating lease payments or negotiated buyout of operating lease commitments, the lease terms of which will expire at various times through the year 2012.

     On June 1, 1999 the Company acquired TeleBackup Systems, Inc., which the Company refers to as "TeleBackup." TeleBackup designs, develops and markets software solutions for local and remote backup and recovery of electronic information stored on networked, remote and mobile personal computers. TeleBackup became a wholly owned subsidiary of the Company in exchange for the issuance of 6,842,795 shares of either its common stock or exchangeable shares to the holders of TeleBackup common shares and the exchange of options to purchase 154,706 shares of its common stock to its employees who were former employees of TeleBackup. The Company accounted for the TeleBackup acquisition using the purchase method of accounting, and incurs charges of $9.0 million per quarter primarily related to the amortization of developed technology, goodwill and other intangibles over their estimated useful life of four years. Based on the average closing price of our common stock of $19.60 per share for 5 days before and after June 1, 1999, the

                          VERITAS SOFTWARE CORPORATION
measurement date for the transaction, the total purchase price for TeleBackup was $143.1 million. The TeleBackup purchase price included $134.1 million related to the issuance of our common stock, $2.8 million for the issuance of options to purchase our common stock and $6.2 million in acquisition-related costs. The acquisition costs of $6.2 million consist primarily of direct transaction costs and involuntary termination benefits. At December, 1999, of the total $6.2 million acquisition costs, the Company paid $5.3 million in direct transaction costs with the majority of the remaining $0.9 million anticipated to be utilized by May 2000. The purchase price was allocated, based on an independent valuation, to goodwill of $133.1 million, distribution channels of $1.0 million, original equipment manufacturer agreements of $2.1 million, developed technology of $6.6 million, assembled workforce of $0.3 million, trademarks of $1.3 million, in-process research and development of $1.9 million, net deferred tax liabilities of $3.0 million and tangible net liabilities assumed of $0.2 million. For 1999, the Company recorded $20.1 million for amortization of goodwill and other intangibles, and $1.0 million for the amortization of developed technology related to this acquisition. The Consolidated Statements of Operations include the results of operations of TeleBackup subsequent to the acquisition date.

     On August 10, 1999, the Company acquired certain assets of NuView, Inc., which the Company refers to as "NuView". Under an asset purchase agreement, the Company acquired certain assets of NuView, including its Windows NT cluster management solution, Cluster X, for a total cost of approximately $67.9 million. The Company accounted for the acquisition using the purchase method of accounting, and incurs charges of $4.3 million per quarter primarily related to the amortization of developed technology, goodwill and other intangibles over their estimated useful life of four years. The purchase price included $47.7 million related to the issuance of the Company's common stock, $0.8 million for the issuance of options to purchase the Company's common stock to former NuView employees, $0.2 million in acquisition-related costs and $19.2 million payable in cash, of which $11.4 million has been paid. The purchase price was allocated, based on an independent valuation, to goodwill of $62.6 million, developed technology of $2.4 million, assembled workforce of $0.6 million, trademarks of $0.3 million, covenant-not-to-compete of $0.9 million and in-process research and development of $1.1 million. For 1999, the Company recorded $8.1 million for amortization of goodwill and other intangibles, and $0.3 million for the amortization of developed technology related to this acquisition. The Consolidated Statements of Operations include the results of operations of NuView subsequent to the acquisition date.

     The following unaudited pro forma summary results of operations data have been prepared assuming that the NSMG, TeleBackup and NuView acquisitions had occurred at the beginning of the periods presented. The consolidated results are not necessarily indicative of results of future operations nor of results that would have occurred had the acquisitions been consummated as of the beginning of the periods presented. The pro forma information excludes the impact of the one-time charges related to in-process research and development costs of $104.2 million and the restructuring charges of $11.0 million recorded in 1999 (in thousands, except per share amounts):

                                                         1999         1998
                                                       ---------    ---------
Net revenue..........................................  $ 700,027    $ 409,998
                                                       =========    =========
Net loss.............................................  $(738,049)   $(814,993)
                                                       =========    =========
Basic and diluted net loss per share.................  $   (1.93)   $   (2.18)
                                                       =========    =========

     Effective April 25, 1997, the Company merged with OpenVision, a publicly-held company that provided storage management applications and services for client/server computing environments. This transaction was accounted for as a pooling of interests. Approximately 65,745,000 shares of the Company's common stock were issued in the OpenVision merger and the Company reserved approximately 9,780,000 shares of its common stock for issuance pursuant to the assumption of outstanding options, warrants and other rights to purchase OpenVision common stock.

                          VERITAS SOFTWARE CORPORATION

     The following information shows revenue and net income of the separate companies during the periods preceding the merger (in thousands):

                                                                1997
                                                              --------
Net revenue:
  VERITAS...................................................  $ 12,454
  OpenVision................................................    13,156
  Combined company..........................................    95,515
                                                              --------
                                                              $121,125
                                                              ========
Net income:
  VERITAS...................................................  $  3,752
  OpenVision................................................     1,665
  Combined company..........................................    17,332
                                                              --------
                                                              $ 22,749
                                                              ========

     Note: April 1, 1997 was used as an approximation of the effective date of the Merger.

     As a result of the OpenVision merger, the Company incurred charges to operations of $8.5 million during the second quarter of 1997, consisting of approximately $4.2 million for transaction fees and professional services, $1.9 million for contract terminations and asset write-offs and $2.4 million for other costs incident to the merger. Of the total charge, $1.2 million resulted from the write-down of redundant assets and facilities, primarily consisting of intangible assets related to a prior acquisition which became redundant as a result of OpenVision having a similar product line. The remaining $7.3 million, involving banking, legal and accounting fees and other direct costs and payments in connection with the elimination of duplicative facilities, was fully paid as of December 31, 1999.

NOTE 3. CASH, CASH EQUIVALENTS AND INVESTMENTS

     Cash, cash equivalents and short-term investments consist of the following (in thousands):

                                                             DECEMBER 31,
                                                         --------------------
                                                           1999        1998
                                                         --------    --------
Cash and cash equivalents:
  Cash.................................................  $ 55,233    $  6,893
  Money market funds...................................     5,234         172
  Commercial paper.....................................    77,771     132,021
  Corporate notes......................................    10,006          --
                                                         --------    --------
Cash and cash equivalents..............................   148,244     139,086
                                                         --------    --------
Short-term investments:
  Commercial paper.....................................   207,465       1,357
  Market auction preferreds............................    11,713      20,659
  Government securities................................    91,599          --
  Corporate notes......................................   233,360      50,024
                                                         --------    --------
Short-term investments.................................   544,137      72,040
                                                         --------    --------
Cash, cash equivalents and short-term investments......  $692,381    $211,126
                                                         ========    ========

                          VERITAS SOFTWARE CORPORATION

     Long-term investments consist of the following (in thousands):

                                                             DECEMBER 31,
                                                          -------------------
                                                           1999        1998
                                                          -------     -------
Long-term investments:
  Government securities.................................  $18,838     $ 9,497
  Medium-term corporate notes...........................   46,198      22,428
                                                          -------     -------
Long-term investments...................................  $65,036     $31,925
                                                          =======     =======

NOTE 4. PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost and consisted of the following (in thousands):

                                                             DECEMBER 31,
                                                         --------------------
                                                           1999        1998
                                                         --------    --------
Furniture and equipment................................  $ 24,176    $  6,962
Computer equipment.....................................    96,828      34,251
Building...............................................     1,445       1,008
Leasehold improvements.................................    17,266       3,765
                                                         --------    --------
                                                          139,715      45,986
Less -- accumulated depreciation and amortization......   (62,757)    (19,468)
                                                         --------    --------
Property and equipment, net............................  $ 76,958    $ 26,518
                                                         ========    ========

NOTE 5. CONVERTIBLE SUBORDINATED NOTES

     In October 1997, the Company issued $100.0 million of 5.25% convertible subordinated notes due 2004 (the "5.25% notes"), for which the Company received net proceeds of $97.5 million. The Company and its wholly-owned subsidiary, VERITAS Operating Corporation, are co-obligors on the 5.25% notes. The 5.25% notes provide for semi-annual interest payments of $2.6 million each May 1 and November 1. The 5.25% notes are convertible into shares of the Company's common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, at a conversion price of $9.56 per share, subject to adjustment in certain events, equivalent to a conversion rate of
104.65 shares of common stock per $1,000 principal amount at maturity. On or after November 5, 2002, the 5.25% notes will be redeemable over the period of time until maturity at our option at declining premiums to par. The debt issuance costs are being amortized over the term of the 5.25% notes using the interest method. The fair value of the 5.25% notes as of December 31, 1999 was $1,000.9 million.

     In August 1999, the Company and its wholly-owned subsidiary, VERITAS Operating Corporation, issued $465.8 million, aggregate principal amount at maturity, of 1.856% convertible subordinated notes due 2006 (the "1.856% notes") for which the Company received net proceeds of approximately $334.1 million. The interest rate of 1.856% together with the accrual of original issue discount represent a yield to maturity of 6.5%. VERITAS and VERITAS Operating Corporation are co-obligors on the 1.856% notes. The 1.856% notes provide for semi-annual interest payments of $4.3 million each February 13 and August 13, commencing February 13, 2000. The 1.856% notes are convertible into shares of the Company's common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, at a conversion price of $35.80 per share, subject to adjustment in certain events, equivalent to a conversion rate of 27.934 shares of common stock per $1,000 principal amount at maturity. On or after August 16, 2002, the 1.856% notes will be redeemable over the period of time until maturity at the Company's option at issuance price plus accrued original issue discount and any accrued interest. The debt issuance costs are being amortized over the

                          VERITAS SOFTWARE CORPORATION
term of the 1.856% notes using the interest method. The fair value of the 1.856% notes as of December 31, 1999 was $1,259.3 million.

NOTE 6. SUMMARY FINANCIAL INFORMATION OF SUBSIDIARY

     VERITAS and its wholly-owned subsidiary, VERITAS Operating Corporation, are co-obligors on VERITAS' 5.25% convertible subordinated notes due 2004 and 1.856% convertible subordinated notes due 2006. In accordance with Staff Accounting Bulletin No. 53, Financial Statement Requirements in Filings Involving the Guarantee of Securities by the Parent, VERITAS provides the following unaudited summary financial information with respect to VERITAS Operating Corporation. The following presents the operations of, and the assets held by, the legal entity VERITAS Operating Corporation and does not necessarily, nor is it intended to, represent the operations of VERITAS Operating Corporation had it continued as a separate entity absent the NSMG acquisition (in thousands):

                                                                1999        1998
                                                              --------    --------
STATEMENT OF OPERATIONS DATA:
Total net revenue...........................................  $451,095    $210,865
Amortization of goodwill and other intangibles..............    28,441          --
In-process research and development.........................     3,000          --
Acquisition and restructuring costs.........................        --          --
Income from operations......................................    96,714      53,668
Net income..................................................    65,488      51,648
BALANCE SHEET DATA:
Working capital.............................................  $530,672    $198,842
Goodwill and other intangibles..............................   199,590          --
Total assets................................................   987,359     349,117
Long-term obligations.......................................   451,629     100,773
Retained earnings (accumulated deficit).....................    36,072     (29,416)
Stockholders' equity........................................   433,478     169,854

NOTE 7. COMMITMENTS AND CONTINGENCIES

     The Company currently has operating leases for its facilities through October 31, 2012. Rental expense under operating leases was approximately $15.6 million, $6.1 million and $4.3 million for the years ended December 31, 1999, 1998, and 1997, respectively. In addition to the basic rent, the Company is responsible for all taxes, insurance and utilities related to the facilities. The approximate minimum lease payments as of December 31, 1999 are as follows (in thousands):

2000..............................................  $ 23,549
2001..............................................    21,453
2002..............................................    18,195
2003..............................................    17,039
2004..............................................    15,267
Thereafter........................................    39,599
                                                    --------
Minimum lease payments............................  $135,102
                                                    ========

     In the ordinary course of business, various lawsuits and claims have been filed against the Company. While the outcome of these matters is currently not determinable, management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

                          VERITAS SOFTWARE CORPORATION

NOTE 8. BENEFIT PLANS

     The Company has adopted a retirement savings plan (the VERITAS Software 401(k) Plan), qualified under Section 401(k) of the Internal Revenue Code, which is a pretax savings plan covering substantially all United States employees. Under the plan employees may contribute up to 20% of their pretax salary, subject to certain limitations. Employees are eligible to participate beginning the first day of the month following their date of hire. The Company matches approximately 50% of the employee contributions up to $2,500 per year and contributed approximately $3.1 million in 1999. For 1998 and 1997, the Company matched approximately 25% of the employee contributions up to $1,200 per year and contributed approximately $0.6 million in 1998 and $0.3 million in 1997.

NOTE 9. STOCK COMPENSATION PLANS

     At December 31, 1999, the Company had three stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Since the exercise price of options granted under such plans is generally equal to the market value on the date of grant, no compensation cost has been recognized for grants under its stock option plans and stock purchase plans. If compensation cost for the Company's stock-based compensation plans had been determined consistent with SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                        1999        1998       1997
                                                      ---------    -------    -------
Net income (loss)
  As reported.......................................  $(502,958)   $51,648    $22,749
  Pro forma.........................................  $(540,474)   $32,102    $12,358
Basic earnings (loss) per share
  As reported.......................................  $   (1.59)   $  0.24    $  0.11
  Pro forma.........................................  $   (1.71)   $  0.15    $  0.06
Diluted earnings (loss) per share
  As reported.......................................  $   (1.59)   $  0.22    $  0.10
  Pro forma.........................................  $   (1.71)   $  0.14    $  0.06

     SFAS No. 123 is only applicable to options granted subsequent to January 1, 1995. As a result, the pro forma effect of adopting SFAS No. 123 is not fully reflected until the year ending December 31, 1999.

  Stock Option Plans

     The Company has two stock option plans. The Company's 1993 Equity Incentive Plan (the 1993 Plan) provides for the issuance of either incentive or nonstatutory stock options to employees and consultants of the Company. The options generally are granted at the fair market value of the Company's common stock at the date of grant, expire ten years from the date of grant, vest over a four-year period and are exercisable immediately upon vesting. The Company has reserved 89,596,000 shares of common stock for issuance under the 1993 Plan. The Company has also reserved 2,531,250 shares for issuance under the Company's 1993 Director's Stock Option Plan (the Director's Plan). Generally options expire ten years from date of grant, vest over the term of each directors board membership and are exercisable immediately upon vesting. As of December 31, 1999, 39,840,353 shares were available for future grant under the plans.

     For the pro forma amounts determined under SFAS No. 123, as set forth above, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997: risk-free interest rates averaging 5.55% in 1999, 5.15% in 1998 and 6.19% in 1997; a dividend yield of 0.0% for all years; a weighted-average expected

                          VERITAS SOFTWARE CORPORATION
life of 5 years for all years; and a volatility factor of the expected market price of the Company's common stock of 0.65 for 1999, 0.65 for 1998 and 0.60 for 1997.

     A summary of the status of the Company's stock option plans (including the options assumed in the Acquisitions and the Merger) as of December 31, 1999, 1998 and 1997 and changes during the years ended on those dates is presented below (number of shares in thousands):

                                                1999                    1998                    1997
                                        ---------------------   ---------------------   ---------------------
                                                    WEIGHTED-               WEIGHTED-               WEIGHTED-
                                                     AVERAGE                 AVERAGE                 AVERAGE
                                         NUMBER     EXERCISE     NUMBER     EXERCISE     NUMBER     EXERCISE
                                        OF SHARES     PRICE     OF SHARES     PRICE     OF SHARES     PRICE
                                        ---------   ---------   ---------   ---------   ---------   ---------
Outstanding at beginning of year......    36,948     $ 4.88       34,601      $2.86       25,817      $1.58
Granted...............................    16,717     $23.36       10,469      $9.76       14,369      $4.68
Assumed in business combinations......    15,896     $ 3.40           --      $  --           --      $  --
Exercised.............................   (11,909)    $ 3.21       (5,547)     $1.88       (3,474)     $0.92
Forfeited.............................    (3,230)    $ 9.07       (2,575)     $4.03       (2,111)     $2.94
                                        --------     ------      -------      -----      -------      -----
Outstanding at end of year............    54,422     $10.28       36,948      $4.88       34,601      $2.86
                                        ========     ======      =======      =====      =======      =====
Options exercisable at year end.......    22,625                  15,201                  11,516
Weighted-average fair value of options
  Granted during the year.............  $  13.93                 $  5.75                 $  2.69

     The following table summarizes information about stock options outstanding at December 31, 1999 (number of shares in thousands):

                           OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                 ----------------------------------------   --------------------------
                                   WEIGHTED-
                     NUMBER         AVERAGE     WEIGHTED-       NUMBER       WEIGHTED-
                 OUTSTANDING AT    REMAINING     AVERAGE    EXERCISABLE AT    AVERAGE
   RANGE OF       DECEMBER 31,    CONTRACTUAL   EXERCISE     DECEMBER 31,    EXERCISE
EXERCISE PRICES       1999           LIFE         PRICE          1998          PRICE
---------------  --------------   -----------   ---------   --------------   ---------
$ 0.01 - $ 1.66       5,637          5.34        $ 0.99          5,326        $ 0.98
$ 1.68 - $ 2.42       6,285          6.91        $ 2.06          4,243        $ 2.08
$ 2.43 - $ 3.68       5,964          6.81        $ 2.73          3,641        $ 2.68
$ 3.70 - $ 4.79       7,265          8.01        $ 4.49          3,058        $ 4.55
$ 4.84 - $ 8.58       6,319          7.88        $ 6.31          2,779        $ 6.08
$ 8.70 - $11.33       5,519          8.48        $10.11          1,795        $10.01
$12.00 - $17.56       6,286          9.24        $16.09            973        $15.69
$17.94 - $21.81       7,891          9.50        $20.67            775        $20.35
$23.33 - $62.83       3,001          9.74        $37.87             35        $30.35
$72.12 - $72.13         255          9.96        $72.13             --        $72.13
                     ------          ----        ------         ------        ------
$ 0.01 - $72.13      54,422          7.97        $10.28         22,625        $ 4.63
                     ======          ====        ======         ======        ======

EMPLOYEE STOCK PURCHASE PLANS

     Under the Company's 1993 Employee Stock Purchase Plan (the 1993 Purchase
Plan), the Company is authorized to issue up to 21,910,295 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the 1993 Purchase Plan, employees can choose to have up to 10% of their wages withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of the subscription date fair market value and the purchase date fair market value.

                          VERITAS SOFTWARE CORPORATION

     Substantially all of the eligible employees have participated in the either the 1993 Purchase Plan or the 1996 Purchase Plan in 1999, 1998 and 1997. Under the 1993 Purchase Plan, the Company issued 796,495 shares to employees in 1999, 764,573 shares in 1998, and 672,075 shares in 1997.

     In accordance with APB 25, the Company does not recognize compensation cost related to employee purchase rights under the Plan. To comply with the pro forma reporting requirements of SFAS No. 123, compensation cost is estimated for the fair value of the employees' purchase rights using the Black-Scholes option-pricing model with the following assumptions for these rights granted in 1999, 1998 and 1997: a dividend yield of 0.0% for all years; an expected life ranging up to 2 years for all years; an expected volatility factor of 0.65 in 1999, 0.65 in 1998 and 0.60 in 1997; and risk-free interest rates ranging from 4.57% to 5.77% in 1999, from 5.14% to 5.39% in 1998 and from 5.27% to 5.84% in
1997. The weighted-average fair value of the purchase rights granted was $8.70 in 1999, $3.15 in 1998 and $2.06 in 1997.

NOTE 10. STOCKHOLDERS' EQUITY

     On October 4, 1998, the Board of Directors of the Company adopted a Stockholder Rights Plan, declaring a dividend of one preferred share purchase right (a Right) for each outstanding share of common stock, par value $0.001 per share, of VERITAS. The rights are initially attached to the Company's common stock and will not trade separately. If a person or group acquires 20 percent or more of the Company's common stock, or announces an intention to make a tender offer for the Company's common stock the consummation of which would result in acquiring 20 percent or more of the Company's common stock, then the rights will be distributed and will then trade separately from the common stock. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share, of the Company. The rights expire October 5, 2008, unless the expiration date is extended or unless the rights are earlier redeemed or exchanged by the Company.

     The Company is authorized to issue up to 10,000,000 shares of undesignated preferred stock. No such preferred shares have been issued to date.

     Total common shares reserved for issuance at December 31, 1999 under all stock compensation plans are 114,037,545 shares (see Note 9).

NOTE 11. INCOME TAXES

     The provision for income taxes consists of the following (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         1999       1998       1997
                                                       --------    -------    -------
Federal
  Current............................................  $ 64,452    $11,858    $   539
  Deferred...........................................   (35,245)    (8,075)    (3,500)
State
  Current............................................     9,340      2,514      1,939
  Deferred...........................................    (5,077)        75       (700)
Foreign..............................................     1,920      1,769      2,732
                                                       --------    -------    -------
          Total......................................  $ 35,390    $ 8,141    $ 1,010
                                                       ========    =======    =======

     The tax benefits associated with the disqualifying disposition of stock options or employee stock purchase plan shares reduced the income taxes currently payable by $63.0 million for 1999. Such benefits are credited to additional paid-in capital when realized.

                          VERITAS SOFTWARE CORPORATION

     The provision for income taxes differs from the amount computed by applying the federal statutory rate as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1999      1998      1997
                                                              ------    ------    ------
Federal tax at statutory rate...............................   35.0%     35.0%     35.0%
Benefit of loss carryforwards...............................     --      (9.3)    (35.9)
State taxes.................................................   (0.9)      4.2       5.4
Foreign taxes...............................................   (0.4)      3.0       9.4
Change in valuation allowance...............................     --     (13.4)    (17.7)
Acquisition and restructuring costs.........................     --        --       6.5
In-process research and development charge and
  non-deductible goodwill...................................  (42.2)       --        --
Alternative minimum tax, net................................     --        --       2.3
Tax credits.................................................    0.5      (7.1)       --
Other.......................................................    0.4       1.2      (0.7)
                                                              -----     -----     -----
          Total.............................................   (7.6)%    13.6%      4.3%
                                                              =====     =====     =====

     Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                        YEARS ENDED DECEMBER 31,
                                                    ---------------------------------
                                                      1999         1998        1997
                                                    ---------    --------    --------
Deferred tax assets:
Net operating loss carryforwards..................  $  26,946    $ 23,276    $ 22,499
Reserves and accruals not currently deductible....     28,315       6,146       2,205
Acquired intangibles..............................     12,521       1,895       2,114
Tax credit carryforwards..........................      2,861          --       2,246
Other.............................................      2,170       1,655         887
                                                    ---------    --------    --------
          Total...................................     72,813      32,972      29,951
Valuation allowance...............................    (11,602)    (20,772)    (25,751)
                                                    ---------    --------    --------
Net deferred tax assets...........................  $  61,211    $ 12,200    $  4,200
                                                    =========    ========    ========
Deferred tax liabilities:
Acquired intangibles..............................   (195,275)         --          --
                                                    ---------    --------    --------
Net deferred tax assets (liabilities).............  $(134,064)   $ 12,200    $  4,200
                                                    =========    ========    ========

     The valuation allowance decreased by approximately $9.2 million in 1999, $5.0 million in 1998 and $13.6 million in 1997. As of December 31, 1999, the $11.6 million valuation allowance reflected above relates to the tax benefits of certain assets acquired with the acquisition of NSMG and will be credited to goodwill if realized.

     As of December 31, 1999, the Company had federal tax loss carryforwards of approximately $74.0 million and federal tax credit carryforwards of approximately $2.9 million. The federal tax loss carryforwards will expire in 2008 through 2011, and the federal tax credit carryforwards will expire in 2003 through 2014, if not utilized. Because of the change in ownership provisions of the Internal Revenue Code, a substantial portion of the Company's net operating loss and credit carryforwards may be subject to annual limitations. The annual limitation may result in the expiration of net operating loss and credit carryforwards before utilization.

     Management has determined based on the Company's history of prior earnings, its expectations for the future and the extended period over which the benefits of certain deferred tax assets will be realized, as well as

                          VERITAS SOFTWARE CORPORATION
the limitations on its ability to utilize certain net operating loss carryforwards, that a valuation allowance continues to be necessary.

     The realization of the Company's deferred tax assets, which relate primarily to net operating loss carryforwards and temporary differences is dependent on generating sufficient taxable income in future periods. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized.

NOTE 12. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

                                                        YEARS ENDED DECEMBER 31,
                                                    ---------------------------------
                                                      1999         1998        1997
                                                    ---------    --------    --------
Numerator:
  Net income (loss)...............................  $(502,958)   $ 51,648    $ 22,749
                                                    =========    ========    ========
Denominator:
  Weighted-average shares.........................    316,892     211,558     205,300
                                                    ---------    --------    --------
  Denominator for basic earnings (loss) per
     share........................................    316,892     211,558     205,300
  Common stock equivalents........................         --      20,961      17,416
                                                    ---------    --------    --------
  Denominator for diluted earnings (loss) per
     share........................................    316,892     232,519     222,716
                                                    =========    ========    ========
Basic earnings (loss) per share...................  $   (1.59)   $   0.24    $   0.11
                                                    =========    ========    ========
Diluted earnings (loss) per share.................  $   (1.59)   $   0.22    $   0.10
                                                    =========    ========    ========

     Common stock equivalents included in the denominator for purposes of computing diluted earnings per share do not include 10,465,067 shares issuable upon conversion of the 5.25% convertible subordinated notes and 13,010,144 shares issuable upon conversion of the 1.856% convertible subordinated notes, as their effect would be anti-dilutive for all periods presented (see Note 5). In 1999, common stock equivalents included in the denominator for purposes of computing diluted earnings per share do not include 39,406,524 potential common shares, all related to employee stock options, as their effect would be anti-dilutive.

NOTE 13. SIGNIFICANT DEVELOPMENT AND LICENSE AGREEMENTS

     In January 1997 the Company entered into a cross-license and development arrangement with Sun Microsystems whereby each party granted the other a royalty-based license to bundle or resell substantially all then-available products of both companies. Under this arrangement, 5% of each royalty dollar received by the Company is to be set aside to fund future "best efforts", non-recurring engineering services to be performed by the Company at the direction of Sun. Under these NRE projects, the scope of which is mutually agreed to by both parties, Sun bears the risk of the development effort. In accordance with SFAS No. 68 the Company has recognized a liability equal to 5% of each royalty dollar received from Sun under this arrangement. The liability to Sun as of December 31, 1999 was $1.2 million. As of December 31, 1998 there was no liability to Sun. The liability to Sun as of December 31, 1997 was $0.2 million.

NOTE 14. SEGMENT INFORMATION

     The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No.
131), in fiscal 1998. SFAS No. 131 supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise" and establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available

                          VERITAS SOFTWARE CORPORATION
that is evaluated regularly by the chief operating decision maker, or group, in deciding how to allocate resources and in assessing performance.

     The Company operates in one segment, storage management solutions. The Company's products and services are sold throughout the world, through direct, OEM, reseller and distributor channels. The Company's chief operating decision maker, the chief executive officer, evaluates the performance of the Company based upon stand-alone revenue of product channels and the geographic regions of the segment and does not receive discrete financial information about asset allocation, expense allocation or profitability from the Company's storage products or services.

     Geographic information (in thousands):

                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1999        1998        1997
                                                     --------    --------    --------
User license fees(1):
  United States....................................  $372,485    $121,910    $ 67,888
  Europe(2)........................................    94,986      33,172      12,971
  Other(3).........................................    30,543      12,621      14,855
                                                     --------    --------    --------
          Total....................................  $498,014    $167,703    $ 95,714
                                                     ========    ========    ========
Services(1):
  United States....................................  $ 78,756    $ 34,759    $ 20,463
  Europe(2)........................................    15,450       7,869       4,865
  Other(3).........................................     3,892         534          83
                                                     --------    --------    --------
          Total....................................  $ 98,098    $ 43,162    $ 25,411
                                                     ========    ========    ========
          Total net revenue........................  $596,112    $210,865    $121,125
                                                     ========    ========    ========

                                                             AS OF DECEMBER 31,
                                                      --------------------------------
                                                         1999        1998       1997
                                                      ----------    -------    -------
Long-lived assets(4):
  United States.....................................  $3,289,545    $25,202    $ 9,412
  Europe(2).........................................      11,918      3,644      1,114
  Other(3)..........................................       2,244        380         67
                                                      ----------    -------    -------
          Total.....................................  $3,303,707    $29,226    $10,593
                                                      ==========    =======    =======

---------------
(1) License and Service revenues are attributed to geographic regions based on location of customers.

(2) Europe includes the Middle East and Africa.

(3) Other consists of Canada, Latin America, Japan and the Asia Pacific region.

(4) Long-lived assets include all long-term assets except those specifically excluded under SFAS No. 131, such as deferred income taxes and financial instruments. Reconciliation to total assets reported (in thousands):

                                                            AS OF DECEMBER 31,
                                                    ----------------------------------
                                                       1999         1998        1997
                                                    ----------    --------    --------
Total long-lived assets...........................  $3,303,707    $ 29,226    $ 10,593
Other assets, including current...................     929,570     319,891     231,287
                                                    ----------    --------    --------
          Total consolidated assets...............  $4,233,277    $349,117    $241,880
                                                    ==========    ========    ========

                          VERITAS SOFTWARE CORPORATION

No customer represented 10% or more of the Company's net revenue in 1999 and 1997. One customer represented approximately 12% or $25.8 million of the Company's net revenue in 1998.

NOTE 15. RELATED PARTY TRANSACTIONS

     The Company paid $0.8 million in 1998 and $6.7 million in 1999 in service fees related to the acquisition of NSMG to Donaldson, Lufkin & Jenrette (DLJ), a company affiliated with a director of the Company until February 1999. The Company had no outstanding receivable or payable balance with DLJ at December 31, 1999.

NOTE 16. SUBSEQUENT EVENTS (UNAUDITED)

     During the first quarter of 2000, the Company amended and revised its existing lease agreement, originally signed in the second quarter of 1999, for new corporate campus facilities in Mountain View, California. These facilities will replace certain facilities the Company currently leases in Mountain View. The new corporate campus facilities will be developed in one phase for a total of 425,000 square feet and will provide space for sales, marketing, administration and research and development functions. The lease term for these facilities is five years beginning in March 2000, with an option to extend the lease term for two successive periods of one year each. The revised total approximate minimum lease payments for these facilities for the next five years will be $0 for 2000, $5.3 million for 2001, $10.6 million for 2002 and $10.3 million for 2003 and 2004. The Company has an option to purchase the property (land and facilities) for $139.4 million or, at the end of the lease, to arrange for the sale of the property to a third party with the Company retaining an obligation to the owner for the difference between the sales price and the guaranteed residual value up to $123.8 million if the sales price is less than this amount, subject to certain provisions of the lease. The Company anticipates occupying the new corporate campus facilities and beginning the lease payments in the second quarter of 2001. The lease agreement requires the Company to maintain specified financial covenants such as and earnings before interest, taxes, depreciation and amortization (EBITDA), debt on EBITDA and quick ratio, all of which the Company was in compliance with as of December 31, 1999.

     During the first quarter of 2000, the Company signed a lease agreement for its existing facilities in Roseville, Minnesota. The Company will improve and expand its existing facilities of 62,000 square feet and will develop adjacent property adding 260,000 square feet to the campus, with the first phase of 142,000 square feet being completed in the second quarter of 2001. The facilities will provide space for research and development functions. The lease term for these facilities is five years beginning in March 2000, with an option to extend the lease term for two successive periods of one year each. The total approximate minimum lease payments for these facilities for the next five years will be $0.6 million in 2000, $1.9 million in 2001 and $2.9 million in 2002, 2003 and 2004. The Company has an option to purchase the property (land and facilities) for $40 million or, at the end of the lease, to arrange for the sale of the property to a third party with the Company retaining an obligation to the owner for the difference between the sales price and the guaranteed residual value up to $34.3 million if the sales price is less than this amount, subject to certain provisions of the lease. The Company anticipates occupying the new corporate campus facilities and beginning the lease payments in the second quarter of 2001.

     On March 29, 2000, the Company, Seagate Technology, Inc. and an investor group including Seagate Technology's management group announced a transaction in which the Company will acquire all of the shares of its common stock held by Seagate Technology, certain other securities and cash. The Company is not acquiring Seagate Technology's disc drive business or any other Seagate Technology operating business.

     In the transaction, the Company will issue to the Seagate Technology stockholders approximately 109.3 million shares of its common stock for approximately 128 million shares of the Company's common stock held by Seagate Technology. In addition, the Company will issue shares of its common stock for certain other securities held by Seagate Technology at the closing date and, at the Company's election, the Company may also issue shares of its common stock for up to $750 million in retained cash at the closing date.

     The Company will be indemnified for liabilities, including tax liabilities and other matters that may arise in connection with the transaction. The transaction is intended to qualify as a tax-free reorganization.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Stockholders and Board of Directors
VERITAS Software Corporation

     We have audited the accompanying consolidated balance sheets of VERITAS Software Corporation as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of VERITAS Software Corporation at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

San Jose, California
January 25, 2000

                                     EXHIBIT INDEX

   Exhibit No.                        Description                                        Notes:
   -----------                        -----------                                        ------
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

          10.9    Amended and Restated Directors' Option Plan and form of Option
                  Agreement.                                                               (H)

          10.10   Amended and Restated Archive Corporation Stock Option and
                  Restricted Stock Purchase Plan - 1981.                                   (I)

          10.11   Amended and Restated Archive Corporation Incentive Stock
                  Option Plan - 1981.                                                      (I)

          10.12   Conner Peripherals, Inc. - Arcada Holdings, Inc. Stock Option
                  Plan.                                                                    (J)

          10.13   Arcada Holdings, Inc. 1994 Stock Option Plan.                            (J)

          10.14   Separation Agreement and Release between the Registrant and
                  Alan F. Shugart dated as of July 29, 1998.                               (K)

          10.15   1998 Nonstatutory Stock Option Plan and form of Stock Option
                  Agreement.                                                               (L)

          21.1    Subsidiaries of the Registrant.                                          (L)

          23.1    Consent of Independent Auditors.

          23.2    Consent of Independent Auditors.

          24.1    Power of Attorney.                                                       (L)

          27      Financial Data Schedule.                                                 (L)


----------------------

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

(L) Incorporated by reference to exhibits filed in response to Item 14(a), "Exhibits," of the Company's Form 10-K for the year ended July 2, 1999.