Form 10-Q
period 2000-03-31
SEAGATE TECHNOLOGY INC
filed 2000-04-28
CIK 354952

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2000
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

On March 31, 2000, 227,222,348 shares of the registrant's common stock were issued and outstanding.

                                      INDEX

                            SEAGATE TECHNOLOGY, INC.

PART I        FINANCIAL INFORMATION                                     PAGE NO.
--------------------------------------------------------------------------------

Item 1.       Financial Statements (Unaudited)

              Consolidated condensed statements of operations--
               Three and nine months ended March 31, 2000 and
               April 2, 1999                                                   3

              Consolidated condensed balance sheets--
               March 31, 2000 and July 2, 1999                                 4

              Consolidated condensed statements of cash flows--
               Three and nine months ended March 31, 2000 and
               April 2, 1999                                                   5

              Notes to consolidated condensed financial statements             6

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       17

PART II       OTHER INFORMATION
-------------------------------

Item 1.       Legal Proceedings                                               32

Item 6.       Exhibits and Reports on Form 8-K                                33

              SIGNATURES                                                      34

                            SEAGATE TECHNOLOGY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (In Millions, Except Per Share Data)
                                   (Unaudited)

                                     Three Months Ended   Nine Months Ended
                                     ------------------   -----------------

                                    March 31,    April 2,  March 31, April 2,
                                      2000        1999       2000      1999
                                      ----        ----       ----      ----

Revenue                               $1,573      $1,805     $4,900   $5,159

Cost of sales                          1,245       1,371      3,984    3,976
Product development                      144         143        430      440
Marketing and administrative             123         135        366      401
Amortization of goodwill and
 other intangibles                        15           9         32       29
In-process research and development      105           -        105        -
Restructuring costs                       49          60        183       60
Unusual items                              -           -        325       78
                                      ------      ------     ------   ------

 Total Operating Expenses              1,681       1,718      5,425    4,984

 Income (Loss) from Operations          (108)         87       (525)     175

Interest income                           27          28         69       81
Interest expense                         (13)        (12)       (39)     (37)
Activity related to equity interest
 in VERITAS                              (74)          -       (256)       -
Gain on sale of VERITAS stock              -           -        537        -
Gain on sale of SanDisk stock            453           -        515        -
Other                                      -           2         (3)      10
                                      ------      ------     ------   ------

 Other Income (Expense), net             393          18        823       54
                                      ------      ------     ------   ------

Income before income taxes               285         105        298      229
Provision for income taxes               149          23        219       72
                                      ------      ------     ------   ------

 Net Income                           $  136      $   82     $   79   $  157
                                      ======      ======     ======   ======

Net income per share:
 Basic                                $ 0.61      $ 0.35     $ 0.36   $ 0.65
 Diluted                                0.58        0.34       0.35     0.63

Number of shares used in
 per share computations:
 Basic                                 223.4       236.6      218.9    242.2
 Diluted                               235.6       243.9      227.6    247.3

See notes to consolidated condensed financial statements.

                            SEAGATE TECHNOLOGY, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (In Millions)
                                   (Unaudited)

                                                          March 31,  July 2,
                                                            2000    1999 (1)
                                                            ----    -------
ASSETS
------
Cash and cash equivalents                                 $1,125    $   396
Short-term investments                                       765      1,227
Accounts receivable, net                                     761        872
Inventories                                                  334        451
Deferred income taxes                                        248        252
Other current assets                                         155        114
                                                          ------    -------
     Total Current Assets                                  3,388      3,312
Property, equipment and leasehold improvements, net        1,539      1,687
Investment in VERITAS Software, net                        1,191      1,745
Goodwill and other intangibles, net                          409        144
Other assets                                                 629        184
                                                          ------    -------
     Total Assets                                         $7,156    $ 7,072
                                                          ======    =======
LIABILITIES
-----------
Accounts payable                                          $  598    $   714
Accrued employee compensation                                193        205
Accrued expenses                                             476        577
Accrued income taxes                                         244         43
Current portion of long-term debt                              1          1
                                                          ------    -------
     Total Current Liabilities                             1,512      1,540
Deferred income taxes                                      1,101      1,103
Other liabilities                                            126        163
Long-term debt, less current portion                         703        703
                                                          ------    -------
     Total Liabilities                                     3,442      3,509
                                                          ------    -------
STOCKHOLDERS' EQUITY
--------------------
Common stock                                                   3          3
Additional paid-in capital                                 1,919      1,991
Retained earnings                                          2,311      2,355
Accumulated other comprehensive income (loss)                282         (7)
Deferred compensation                                        (34)       (43)
Treasury common stock at cost                               (767)      (736)
                                                          ------    -------
     Total Stockholders' Equity                            3,714      3,563
                                                          ------    -------
     Total Liabilities and Stockholders' Equity           $7,156    $ 7,072
                                                          ======    =======

(1) The information in this column was derived from the Company's audited consolidated balance sheet as of July 2, 1999.

See notes to consolidated condensed financial statements.

                            SEAGATE TECHNOLOGY, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Millions)
                                  (Unaudited)

                                                             Nine Months Ended
                                                             -----------------
                                                            March 31,   April 2,
                                                               2000       1999
                                                               ----       ----
OPERATING ACTIVITIES:
Net income                                                  $    79    $   157
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Depreciation and amortization                                  541        507
 Deferred income taxes                                         (223)        73
 In-process research and development                            105          -
 Non-cash portion of restructuring charge                        88         34
 Activity related to equity interest in VERITAS                 256          -
 Gain on sale of VERITAS stock                                 (537)         -
 Gain on sale of SanDisk stock                                 (515)         -
 Compensation expense for SSI exchange offer                    284          -
 Other, net                                                      34         38
 Changes in operating assets and liabilities:
  Accounts receivable                                           106       (118)
  Inventories                                                    94        129
  Accounts payable                                             (125)        20
  Accrued income taxes                                           (9)        13
  Accrued expenses and employee compensation                   (216)       (23)
  Other assets and liabilities, net                             (17)       170
                                                            -------    -------
 Net cash provided by (used in) operating activities            (55)     1,000

INVESTING ACTIVITIES:
Acquisition of property, equipment and leasehold
 improvements, net                                             (385)      (420)
Purchases of short-term investments                          (1,796)    (5,332)
Maturities and sales of short-term investments                2,249      5,243
Proceeds from sale of VERITAS stock                             834          -
Proceeds from sale of SanDisk stock                             535          -
Other, net                                                      (14)       (31)
                                                            -------    -------
 Net cash provided by (used in) investing activities          1,423       (540)

FINANCING ACTIVITIES:
Sale of common stock                                            138         74
Purchase of treasury stock                                     (776)      (843)
Other, net                                                        -         (1)
                                                            -------    -------
  Net cash used in financing activities                        (638)      (770)

Effect of exchange rate changes on cash and
 cash equivalents                                                (1)        (2)
                                                            -------    -------

Increase (decrease) in cash and cash equivalents                729       (312)
Cash and cash equivalents at the beginning of the period        396        666
                                                            -------    -------
Cash and cash equivalents at the end of the
 period                                                     $ 1,125    $   354
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

     The results of operations for the three and nine month periods ended March 31, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 30, 2000.

     The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Accordingly, fiscal 1999 was 52 weeks and ended on July 2, 1999 and fiscal 2000 will be 52 weeks and will end on June 30, 2000.

2.   Net Income Per Share
     --------------------

     The following table sets forth the computation of basic and diluted net income (loss) per share:

(In Millions, Except                   Three Months Ended    Nine Months Ended
Per Share Data)                        ------------------    ------------------
                                       March 31, April 2,    March 31, April 2,
                                         2000      1999       2000      1999
                                        ------    ------     ------    --------

     Numerator:
      Net income                        $  136    $   82     $   79      $  157
                                        ------    ------     ------    --------

     Denominator:
      Denominator for basic net
      income per share - weighted
      average shares outstanding         223.4     236.6      218.9       242.2

      Incremental common shares
      attributable to exercise of
      outstanding options (assuming
      proceeds would be used to
      purchase treasury stock)            12.2       7.3        8.7         5.1
                                        ------    ------     ------      ------

      Denominator for diluted net
      income per share - adjusted
      weighted average shares            235.6     243.9      227.6       247.3
                                        ======    ======     ======      ======

     Basic net income
     per share                          $ 0.61    $ 0.35     $ 0.36      $ 0.65
                                        ======    ======     ======      ======

     Diluted net income
     per share                          $ 0.58    $ 0.34     $ 0.35      $ 0.63
                                        ======    ======     ======      ======

     Options to purchase 0.1 million shares and 1.6 million shares of common stock were outstanding during the quarter and nine months ended March 31, 2000, respectively, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common stock and, therefore, the effect would be antidilutive. Options to purchase 1.6 million shares and 7.2 million shares of common stock were outstanding during the quarter and nine months ended April 2, 1999, respectively, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common stock and, therefore, the effect would be antidilutive.


3.   Balance Sheet Information
     -------------------------
     (In millions)
                                                    March 31,  July 2,
                                                      2000      1999
                                                      ----      ----
Accounts Receivable:

Accounts receivable                                  $   835   $   925
Allowance for non-collection                             (74)      (53)
                                                     -------   -------
                                                     $   761   $   872
                                                     =======   =======

Inventories:

Components                                           $   118   $   143
Work-in-process                                           64        54
Finished goods                                           152       254
                                                     -------   -------
                                                     $   334   $   451
                                                     =======   =======

Property, Equipment and Leasehold Improvements:

Property, equipment and leasehold improvements       $ 3,580   $ 3,533
Allowance for depreciation and amortization           (2,041)   (1,846)
                                                     -------   -------
                                                     $ 1,539   $ 1,687
                                                     =======   =======

4.   Income Taxes
     ------------

     The effective tax rate used to record the provision for income taxes for the nine months ended March 31, 2000 was 74% compared with a 32% effective tax rate used to record the provision for income taxes for the nine months ended April 2, 1999. The higher effective tax rate used to record the provision for income taxes for the nine months ended March 31, 2000 resulted primarily from the effects of net non-deductible charges associated with the acquisition of the minority interest in Seagate Software, the acquisition of XIOtech Corporation ("XIOtech"), the net gain from the sales of SanDisk Corporation ("SanDisk") and VERITAS Software Corporation ("VERITAS") common stock and activity related to the Company's equity interest in VERITAS. Excluding these items, and considering the effects of the Company's settlement of litigation with Rodime PLC (the "Rodime Settlement") and certain non-recurring restructuring costs, the pro forma effective tax rate used to record the provision for income taxes for the nine months ended March 31, 2000 would have been 28%. The pro forma effective tax rate of 28% is less than the statutory rate because a portion of the Company's anticipated foreign operating income is not subject to foreign income taxes and is considered to be permanently reinvested in non-U.S. operations.

5.   Supplemental Cash Flow Information
     ----------------------------------
     (In millions)
                                                       Nine Months Ended
                                                       -----------------

                                                    March 31,       April 2,
                                                      2000            1999
                                                      ----            ----
     Cash Transactions:
      Cash paid for interest                        $  52            $  52
      Cash paid for income
       taxes, net of refunds                          447             (115)

     Non-Cash Transactions:
      Acquisition of minority
       interest                                        19                -
      Acquisition of XIOtech                          359                -


6.   Restructuring Costs
     -------------------

     During the nine months ended March 31, 2000, the Company recorded restructuring charges totaling $184 million including $49 million recorded in the quarter ended March 31, 2000. These charges were a result of a restructuring plan established to align the Company's global workforce and manufacturing capacity with existing and anticipated future market requirements and necessitated by the Company's improved productivity and operating efficiencies (the "fiscal 2000 restructuring plan"). These actions include workforce reductions, capacity reductions including closure of facilities or portions of facilities, write-off of excess equipment and consolidation of operations in the Company's recording media operations, disc drive assembly and test facilities, printed circuit board assembly manufacturing, recording head operations, software operations, customer service operations, sales and marketing activities, and research and development activities. The restructuring charges were comprised of $60 million for the write-off of excess manufacturing, assembly and test equipment formerly utilized in Singapore, Thailand and

     Northern California; $81 million for employee termination costs; $29 million for the write-off of owned facilities located in Singapore; $7 million in lease termination and holding costs; $5 million in renovation costs to restore facilities in Singapore and Northern California to their pre-lease condition; and $2 million in contract cancellations associated with one of the Singapore facilities. Prior to this period, there was no indication of permanent impairment of the assets associated with the closure and consolidation of facilities.

     In connection with the restructuring activities taken to date, the Company plans to reduce its workforce by approximately 21,800 primarily manufacturing employees. Approximately 17,500 of the 21,800 employees had been terminated as of March 31, 2000. As a result of employee terminations and the write-off of equipment and facilities in connection with the restructuring charges recorded during the nine months ended March 31, 2000 related to the fiscal 2000 restructuring plan, the Company estimates that after completion of these restructuring activities, annual salary and depreciation expense will be reduced by approximately $118 million and $76 million, respectively. The Company may implement additional actions pursuant to the fiscal 2000 restructuring plan, and, if such additional actions are implemented, the Company anticipates that additional charges would be taken related to these actions. The Company expects the implementation of the fiscal 2000 restructuring plan will be substantially complete by September 30, 2000.

     In connection with the restructuring plan implemented in fiscal 1999, the Company's planned workforce reduction has been completed as of March 31, 2000 and the other restructuring activities were substantially complete as of March 31, 2000.

     The following table summarizes the Company's restructuring activities for the nine months ended March 31, 2000:

                               Severance
                                  and        Excess                   Contract
         In millions            Benefits   Facilities   Equipment   Cancellations  Other   Total
                               -------------------------------------------------------------------

Reserve balances,
 July 2, 1999                       $  4         $ 18        $  -              $3    $11    $ 36

Q1FY00 restructuring charge           27           33          48               2      2     112
Q2FY00 restructuring charge           19            1           -               -      3      23
Q3FY00 restructuring charge           35            2          12               -      -      49
Cash charges                         (62)         (11)          -               -     (2)    (75)
Non-cash charges                       -          (28)        (60)              -      -     (88)
Adjustments and
 reclassifications                    (2)           -           -               -      2       -
                               -------------------------------------------------------------------
Reserve balances,
 March 31, 2000                     $ 21         $ 15        $  -              $5    $16    $ 57
                               -------------------------------------------------------------------

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

     In millions
                                Three Months Ended      Nine Months Ended
                                ------------------      -----------------

                                March 31,   April 2,   March 31,  April 2,
                                   2000       1999        2000      1999
                                   ----       ----        ----      ----
     Revenue:
       Disc Drives               $  1,468   $  1,614      $4,568    $4,627
       Other                          105        191         332       532
                                 --------   --------      ------    ------
       Consolidated              $  1,573   $  1,805      $4,900    $5,159
                                 ========   ========      ======    ======

     Gross Profit:
       Disc Drives               $    279   $    322      $  768    $  885
       Other                           49        112         148       298
                                 --------   --------      ------    ------
       Consolidated              $    328   $    434      $  916    $1,183
                                 ========   ========      ======    ======


                                March 31,    July 2,
                                  2000        1999
                                  ----        ----
     Total Assets:
       Disc Drives               $ 19,122   $ 16,553
       Other                          504        586
                                 --------   --------
       Operating Segments          19,626     17,139

       Investment in VERITAS        1,191      1,745
       Eliminations               (13,661)   (11,812)
                                 --------   --------
       Consolidated              $  7,156   $  7,072
                                 ========   ========

8.   Comprehensive Income
     --------------------

     During the quarter ended October 1, 1999, Gadzoox Networks Inc. ("Gadzoox"), a company in which Seagate Technology held a 19.89% interest as of that date, completed an initial public offering of its common stock. The Company is required to account for its investment under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). The Company has identified this investment as "available-for-sale". Under SFAS 115, an available-for-sale security is recorded at fair value on the balance sheet and unrealized holding gains and losses are reported, net of taxes, in a separate component of stockholders' equity called accumulated other comprehensive income, until realized. For the nine months ended March 31, 2000, the Company recorded net unrealized gains on securities of $130 million, net of tax, with respect to its investment in Gadzoox.

     During the quarter ended December 31, 1999, the Company identified its investment in SanDisk as "available-for-sale" after it had sold 2,000,000 shares of stock it held in SanDisk, adjusted for a 2 for 1 stock split on February 23, 2000, resulting in an ownership percentage of 15.8% as of December 31, 1999. The Company recorded an unrealized gain on securities, net of tax, of $97 million to record its investment in SanDisk at fair value as of December 31, 1999. For the nine months ended March 31, 2000, the Company recorded unrealized gains on securities of $162 million, net of tax, with respect to its investment in SanDisk.

     Between March 31, 2000 and April 26, 2000, the Company experienced a decline in the market values on its investments in SanDisk and Gadzoox of $133 million and $69 million, respectively. On an after tax basis, these unrealized losses were $81 million and $42 million, respectively.

     The components of comprehensive income, net of related tax, for the three and nine months ended March 31, 2000 and April 2, 1999 were as follows (in millions):


                                     Three Months Ended      Nine Months Ended
                                     ------------------      -----------------

                                     March 31,  April 2,    March 31,  April 2,
                                       2000       1999        2000       1999
                                       ----       ----        ----       ----

Net income                               $ 136     $  82       $  79     $ 157
Unrealized gain (loss) on securities        78        (3)        289        (2)
Foreign currency translation adjustments     -         -           -        (1)
                                         -----     -----       -----     -----
Comprehensive income                     $ 214     $  79       $ 368     $ 154
                                         =====     =====       =====     =====

     The components of accumulated other comprehensive income (loss), net of related tax, at March 31, 2000 and July 2, 1999 were as follows (in millions):

                                                      March 31,   July 2,
                                                         2000      1999
                                                         ----      ----

     Unrealized gain (loss) on securities                 $ 284     $  (5)
     Foreign currency translation adjustments                (2)       (2)
                                                          -----     -----
     Accumulated other comprehensive income (loss)        $ 282     $  (7)
                                                          =====     =====

9.   Equity Investment in VERITAS Software Corporation
     -------------------------------------------------

     During the quarters ended October 1, 1999 and December 31, 1999, Seagate Software sold 18,523,502 and 9,000,000 shares, respectively, of VERITAS common stock, adjusted for 3 for 2 stock splits on November 22, 1999 and March 6, 2000, for proceeds of $397 million and $437 million, respectively, net of underwriting discounts and commissions. Seagate Software acquired such shares in connection with the contribution of its Network & Storage Management Group business to VERITAS in May 1999. The sale of shares of VERITAS common stock by Seagate Software in the quarters ended October 1, 1999 and December 31, 1999 resulted in pre-tax gains of $193 million and $344 million, respectively. As of March 31, 2000, Seagate Software held approximately 33% of the outstanding common stock of VERITAS. The Company accounts for its investment in VERITAS under the equity method and records its equity interest in VERITAS' net income (loss) on a one-quarter lag.

     Summarized income statement information for VERITAS for the three and nine months ended December 31, 1999 is as follows (in millions):

                               Three Months Ended   Nine Months Ended
                                   December 31,        December 31,
                                       1999                1999
                                       ----                ----
          Revenue                      $ 226               $ 524
          Gross profit                   188                 438
          Net loss                      (171)               (517)


     The Company's recorded equity in the net income of VERITAS for the three and nine months ended March 31, 2000 was $12 million and $20 million, respectively, and differs from the Company's proportionate share of VERITAS' reported net loss for the three and nine months ended December 31, 1999. This difference is primarily because the Company eliminates from VERITAS' net income (loss) the effect of VERITAS' accounting for the Network & Storage Management Group business contribution, including VERITAS' amortization expense related to intangible assets.

     The Company's activity related to equity interest in VERITAS for the three and nine months ended March 31, 2000 consisted of the recorded equity in the net income of VERITAS of $12 million and $20 million, respectively, as described above, and the Company's amortization expense for goodwill and other intangible assets relating to the investment in VERITAS amounting to $86 million and $276 million, respectively.


10.  Seagate Software Reorganization
     -------------------------------

     On October 20, 1999, the stockholders of Seagate Software, a majority-owned subsidiary of the Company, approved the merger of Seagate Daylight Merger Corp., a wholly-owned subsidiary of the Company, with and into Seagate Software. Seagate Software's assets consisted of the assets of the Information Management Group ("IMG") and its investment in the common stock of VERITAS Software Corporation. The merger was effected on October 20, 1999. As a result of the merger, Seagate Software became a wholly-owned subsidiary of the Company. In connection with the merger, Seagate Software's stockholders and optionees received payment in the form of 3.23 shares of the Company's common stock per share of Seagate Software common stock less any amounts due for the payment of the exercise price for such options. All outstanding Seagate Software stock options were accelerated immediately prior to the merger. Seagate Technology issued 9,124,046 shares to optionees and minority stockholders of Seagate Software.

     In connection with the reorganization, Seagate Software also formed a wholly-owned subsidiary that assumed the name "Seagate Software, Inc." ("Software Operating Company"). Seagate Software transferred the IMG assets into Software Operating Company. This new company, Software Operating Company, is now the operating entity for the IMG business. In October 1999, a new stock option plan was established for Software Operating Company, and employees of the IMG business are eligible to participate in the plan.

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

     Allocation of minority interest purchase price to the intangible assets of Seagate Software
     In millions
     ---------------------------------------------------------------------------

   Distribution channel..........................................  $         1
   Developed technology..........................................            1
   Goodwill......................................................           18
                                                                   -----------
     Subtotal....................................................           20

   Deferred tax liability........................................           (1)
                                                                   -----------
   Total.........................................................           19
                                                                   ===========

   Compensation relating to stock purchased from employees
   Dollars in millions, except per share data
   -----------------------------------------------------------------------------

   Seagate Software options exercised and
     exchanged for Seagate Technology stock......................    3,723,015
   Plus: Seagate Software stock held for less than 6 months
     and exchanged for Seagate Technology stock..................       17,952
                                                                   -----------
   Total Seagate Software shares exchanged.......................    3,740,967
   Times: Exchange ratio into Seagate Technology stock...........         3.23
                                                                   -----------
   Number of Seagate Technology shares issued....................   12,083,323
                                                                   -----------

   Value per share of Seagate Technology common
     stock on October 20, 1999...................................  $     29.00

   Less: Average price paid per Seagate Technology share.........  $     (5.50)
                                                                   -----------

   Average compensation expense per
     Seagate Technology share issued.............................  $     23.50
                                                                   -----------

   Total compensation expense....................................  $       284
                                                                   ===========

11.  Acquisition of XIOtech Corporation
     ----------------------------------

     On January 28, 2000, the Company acquired XIOtech Corporation ("XIOtech"), a provider of virtual storage and Storage Area Network (SAN) solutions, for Seagate Technology common stock with a value of $359 million. This acquisition was accounted for as a purchase and, accordingly, the results of operations of XIOtech have been included in the consolidated financial statements from the date of acquisition. The purchase price has been allocated based on the estimated fair market value of net tangible and intangible assets acquired as well as in-process research and development costs. As a result of the acquisition, the Company incurred a one-time write-off of in-process research and development of $105 million. Goodwill and other intangibles arising from the acquisition are being amortized on a straight-line basis over periods ranging from four months to seven years. Amortization of goodwill and other intangibles is expected to be approximately $51 million the first year and approximately $47 million in subsequent years. XIOtech's revenue and expenses are immaterial to the Company's consolidated revenue and expenses.

     The following is a summary of the purchase price allocation (in millions):

     Tangible assets less liabilities assumed    $ 12
     Developed technology                          90
     Tradenames                                     5
     Assembled workforce                            2
     Customer list                                  2
     In-process research and development          105
     Goodwill                                     182
     Deferred tax liability                       (39)
                                                 ----
                                                 $359
                                                 ====


12.  Stock Purchase Agreement and Merger Agreement
     ---------------------------------------------

     On March 29, 2000, Seagate Technology, Seagate Software Holdings, Inc. ("Seagate Software") and Suez Acquisition Company (Cayman) Limited ("SAC"), an entity affiliated with, among others, Silver Lake Partners and Texas Pacific Group entered into a Stock Purchase Agreement (the "Stock Purchase Agreement"), and Seagate Technology, VERITAS and a wholly owned subsidiary of VERITAS entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement").

     Under the Stock Purchase Agreement, SAC has agreed to purchase, in exchange for $2 billion in cash, all of the assets of Seagate Technology and its consolidated subsidiaries, including Seagate's disc drive, tape drive and software businesses and operations, but excluding the approximately 128 million shares of VERITAS common stock currently held by Seagate Software and Seagate Technology's equity investments in Gadzoox Networks, SanDisk Corporation, CVC, Inc. and Dragon Systems, Inc., a privately held company. In addition, under the Stock Purchase Agreement, SAC has agreed to assume substantially all of the liabilities of Seagate Technology and its consolidated subsidiaries. This transaction is referred to herein as the SAC transaction.

     Under the Merger Agreement, immediately following and contingent upon the consummation of the SAC transaction, a wholly-owned subsidiary of VERITAS will merge with and into Seagate Technology, with Seagate Technology to survive the merger and to become a wholly-owned subsidiary of VERITAS. This transaction is referred to herein as the Merger. VERITAS is not acquiring Seagate Technology's disc drive business or any other

     Seagate operating business. In the Merger, the Seagate stockholders will receive merger consideration consisting of:

     - Approximately 109.3 million shares of VERITAS common stock issued in exchange for the approximately 128 million shares of VERITAS common stock that Seagate currently holds,

     - additional shares of VERITAS common stock issued in exchange for the investment securities, and, at VERITAS' election, for up to $750 million in retained cash, and

     - all cash on the Seagate balance sheet in excess of $800 million (including cash generated from the SAC transaction) and after giving effect to VERITAS retained cash, debt repayment, taxes and other liabilities.

     The Merger is intended to qualify as a tax-free reorganization.

     On March 29, 2000, Seagate Technology, VERITAS and SAC entered into an Indemnification Agreement, pursuant to which these entities and certain other subsidiaries of Seagate Technology have agreed to certain indemnification provisions regarding tax and other matters that may arise in connection with the SAC transaction and the Merger. Also on March 29, 2000, VERITAS and SAC entered into a letter agreement, pursuant to which VERITAS agreed to a no-shop provision and an alternative termination fee provision.

     All of the transactions contemplated by the SAC transaction and the Merger are herein referred to as the Veritas/Silver Lake transaction. The Veritas/Silver Lake transaction is expected to close in the first quarter of fiscal year 2001, subject to the approval of VERITAS and Seagate stockholders, funding of the debt commitments and clearance by the U.S. Securities and Exchange Commission, as well as clearance under antitrust laws and other customary closing conditions. The Company expects that while the Veritas/Silver Lake transaction is pending, the value of Seagate common stock will depend primarily on the value of VERITAS common stock.


13.  Litigation
     ----------

     Following the Company's announcement of the Veritas/Silver Lake transaction, a number of stockholders filed lawsuits against the Company, the individual members of the Board of Directors and certain executive officers in both Delaware and California. As of April 11, 2000, 17 complaints had been filed in the Chancery Court of Delaware. In California, three complaints were filed in Santa Clara County Superior Court and two complaints were filed in Santa Cruz County Superior Court. The complaints in these jurisdictions each allege that the members of the Company's Board of Directors breached their fiduciary duties to the Company's shareholders by entering into the Veritas/Silver Lake transaction. The complaints also allege that the Company's directors and executive officers have conflicting financial interests and did not secure the highest possible price for the Company's shares. All the complaints are styled as class actions, and seek to enjoin the Veritas/Silver Lake transaction and secure damages from all defendants. The Company believes that none of the lawsuits has any merit and intends to defend all these claims vigorously.

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

                            SEAGATE TECHNOLOGY, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Certain Forward-Looking Information:
------------------------------------

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include the statements relating to continued price erosion in the first paragraph under "Results of Operations," the statements relating to amortization charges for goodwill and other intangibles associated with the acquisition of XIOtech Corporation ("XIOtech") in the sixth paragraph under "Results of Operations," the statements relating to restructuring activities in the seventh paragraph under "Results of Operations," the statements relating to the Stock Purchase Agreement and the Merger Agreement in the thirteenth through eighteenth paragraphs under "Results of Operations," the statements regarding capital expenditures in the third paragraph under "Liquidity and Capital Resources," the statements below under "Factors Affecting Future Operating Results" and the statements under "Part II Other Information - Item 1. Legal Proceedings," among others. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are set forth below under "Factors Affecting Future Operating Results."

Results of Operations:
----------------------

Revenue for the quarter ended March 31, 2000 was $1.573 billion, as compared with $1.805 billion for the comparable year-ago quarter ended April 2, 1999, and $1.645 billion for the immediately preceding quarter ended December 31, 1999. The decrease in revenue from both comparable year-ago periods was primarily due to a continuing decline in the average unit sales prices of the Company's products as a result of competitive market conditions and a shift in mix to the Company's lower priced products partially offset by a higher level of unit shipments. The Company shipped a record 10.5 million disc drives in its quarter ended March 31, 2000. Price erosion accounted for $0.7 billion of the revenue decline from the quarter ended April 2, 1999 partially offset by $0.5 billion in improved sales volume. When compared to the immediately preceding quarter ended December 31, 1999, the decrease in revenue was primarily due to price erosion and a shift in mix to the Company's lower priced products. Revenue for the nine months ended March 31, 2000 was $4.900 billion, as compared with $5.159 billion for the comparable year-ago period. Excluding the Network & Storage Management Group business, which was contributed to VERITAS Software Corporation ("VERITAS") in May 1999, revenue for the nine months ended April 2, 1999 would have been $4.989 billion. Price erosion accounted for $2.1 billion of the revenue decline in the nine months ended March 31, 2000. This decline was partially offset by $2.0 billion in improved sales volume and product mix. The Company expects that price erosion in the data storage industry will continue for the foreseeable future. Industry competition and continuing price erosion could adversely affect the Company's results of operations in any given quarter and such adverse effects often cannot be anticipated until late in any given quarter.

Gross margin as a percentage of revenue was 20.9% and 18.7% for the three and nine months ended March 31, 2000, compared with 24.0% and 22.9% for the comparable year-ago periods and 18.9% for the immediately preceding quarter ended December 31, 1999. The decrease in gross margin as a percentage of revenue from both year-ago periods was partially due to the Company's contribution of the Network & Storage Management Group business to VERITAS during the quarter ended July 2, 1999. Excluding the Network & Storage Management Group business, the

Company's gross margins would have been 21.5% and 20.7%, respectively, for the three and nine month periods ended April 2, 1999. In addition, the decrease in gross margins from both year-ago periods was a result of price erosion due to intense price competition for disc drive products in the three and nine months ended March 31, 2000. These decreases were partially offset by cost savings as a result of the Company's program to implement operational efficiencies. These efficiencies include implementation of advanced manufacturing processes resulting in lower average unit costs per disc drive produced. The increase in gross margin as a percentage of revenue from the immediately preceding quarter was primarily due to these cost savings partially offset by price erosion.

Product development expenses for the three and nine months ended March 31, 2000 were $144 million and $430 million, respectively, an increase of $1 million and a decrease of $10 million when compared with the comparable year-ago periods and a decrease of $2 million when compared with the immediately preceding quarter ended December 31, 1999. These expenses represented 9.2% and 8.8%, respectively, of revenue for the three and nine months ended March 31, 2000 compared with 7.9% and 8.5%, respectively, for the comparable year-ago periods and 8.9% for the immediately preceding quarter ended December 31, 1999. The increase in expenses from the comparable year-ago quarter was primarily due to increases of $5 million in salaries and related costs, $4 million in occupancy costs and $3 million in depreciation. These increases were partially offset by decreases of $9 million in product development expenses related to the Company's Network & Storage Management business and $2 million in equipment costs. The decrease in expenses from the comparable year-ago nine month period was primarily due to decreases of $27 million in product development expenses related to the Company's Network & Storage Management business, $5 million in equipment costs, $4 million in accruals for profit sharing and management bonuses and $4 million in recruitment and relocation costs. These decreases were partially offset by increased investment in product development for the Company's core business resulting in an increase of $13 million in salaries and related costs, $9 million in occupancy costs and $8 million in depreciation.

Marketing and administrative expenses for the three and nine months ended March 31, 2000 were $123 million and $366 million, respectively, a decrease of $12 million and $35 million when compared with the comparable year-ago periods and a decrease of $2 million from the immediately preceding quarter ended December 31, 1999. These expenses represented 7.8% and 7.5%, respectively, of revenue for the three and nine months ended March 31, 2000 compared with 7.5% and 7.8%, respectively, for the comparable year-ago periods and 7.6% for the immediately preceding quarter ended December 31, 1999. The decrease in expenses from the comparable year-ago quarter was primarily due to decreases of $28 million in marketing and administrative expenses related to the Company's Network & Storage Management business and $5 million in advertising and promotion expenses. These decreases were partially offset by increases of $8 million in outside services, $7 million in salaries and related costs, $2 million in marketing and administrative expenses related to the Company's Information Management Group ("IMG") software products and services, $2 million in the provision for bad debts and $1 million in legal expenses. The decrease in expenses from the comparable year-ago nine month period was primarily due to decreases of $81 million in marketing and administrative expenses related to the Company's Network & Storage Management business, $15 million in advertising and promotion expenses and $4 million in occupancy costs. These decreases were partially offset by increases of $22 million in the provision for bad debts, $14 million in salaries and related costs, $14 million in outside services and $13 million in marketing and administrative expenses related to the Company's IMG software products and services.

Amortization of goodwill and other intangibles increased $6 million and $3 million for the three and nine months ended March 31, 2000, when compared with the comparable year-ago periods and increased $7 million when compared with the immediately preceding quarter ended December 31, 1999. The increase in amortization from both the year-ago quarter and the immediately preceding quarter was primarily due to additional amortization related to goodwill and intangibles arising from the acquisition of XIOtech. The increase in amortization from the comparable year-ago nine month period was primarily due to additional amortization of $5 million related to goodwill and intangibles arising from the acquisition of XIOtech partially offset by $2 million in write-offs, in the nine months ended April 2, 1999, of certain intangible assets related to past acquisitions of companies whose value had become permanently impaired.

On January 28, 2000, the Company acquired XIOtech, a provider of virtual storage and Storage Area Network (SAN) solutions, for Seagate Technology common stock with a value of $359 million. This acquisition was accounted for as a purchase and, accordingly, the results of operations of XIOtech have been included in the consolidated financial statements from the date of acquisition. The purchase price has been allocated based on the estimated fair market value of net tangible and intangible assets acquired as well as in-process research and development costs. As a result of the acquisition, the Company incurred a one-time write-off of in-process research and development of $105 million. Goodwill and other intangibles arising from the acquisition are being amortized on a straight-line basis over periods ranging from four months to seven years. Amortization of goodwill and other intangibles is expected to be approximately $51 million the first year and approximately $47 million in subsequent years. XIOtech's revenue and expenses are immaterial to the Company's consolidated revenue and expenses.

During the nine months ended March 31, 2000, the Company recorded restructuring charges totaling $184 million including $49 million recorded in the quarter ended March 31, 2000. These charges were a result of a restructuring plan established to align the Company's global workforce and manufacturing capacity with existing and anticipated future market requirements and necessitated by the Company's improved productivity and operating efficiencies (the "fiscal 2000 restructuring plan"). These actions include workforce reductions, capacity reductions including closure of facilities or portions of facilities, write-off of excess equipment and consolidation of operations in the Company's recording media operations, disc drive assembly and test facilities, printed circuit board assembly manufacturing, recording head operations, software operations, customer service operations, sales and marketing activities, and research and development activities. In connection with the restructuring activities taken to date, the Company plans to reduce its workforce by approximately 21,800 primarily manufacturing employees. Approximately 17,500 of the 21,800 employees had been terminated as of March 31, 2000. As a result of employee terminations and the write-off of equipment and facilities in connection with the restructuring charges recorded during the nine months ended March 31, 2000 related to the fiscal year 2000 restructuring plan, the Company estimates that after completion of these restructuring activities, annual salary and depreciation expense will be reduced by approximately $118 million and $76 million, respectively. The Company may implement additional actions pursuant to the fiscal 2000 restructuring plan, and, if such additional actions are implemented, the Company anticipates that additional charges would be taken related to these actions. The Company expects the implementation of the fiscal 2000 restructuring plan will be substantially complete by September 30, 2000. In connection with the restructuring plan implemented in fiscal 1999, the Company's planned workforce reduction has been completed as of March 31, 2000 and the other restructuring activities were substantially complete as of March 31, 2000.

Unusual items during the quarter ended December 31, 1999 consisted of a $39 million charge as a result of the settlement in the Rodime PLC ("Rodime") litigation (see Note 13, Litigation, to the consolidated condensed financial statements) and $284 million for compensation expense, plus payroll taxes of $2 million, related to the purchase of the minority interest in the Company's Seagate Software Holdings, Inc. ("Seagate Software") subsidiary. On October 20, 1999, the stockholders of Seagate Software, a majority-owned subsidiary of the Company, approved the merger of Seagate Daylight Merger Corp., a wholly-owned subsidiary of the Company, with and into Seagate Software. Seagate Software's assets consisted of the assets of the Information Management Group ("IMG") and an investment in the common stock of VERITAS. The merger was effected on October 20, 1999. As a result of the merger, Seagate Software became a wholly- owned subsidiary of the Company. In connection with the merger, Seagate Software's stockholders and optionees received payment in the form of 3.23 shares of the Company's common stock per share of Seagate Software common stock less any amounts due for the payment of the exercise price for such options. All outstanding Seagate Software stock options were accelerated immediately prior to the merger. Seagate Technology issued 9,124,046 shares to optionees and minority stockholders of Seagate Software. In connection with the reorganization, Seagate Software also formed a wholly-owned subsidiary that assumed the name "Seagate Software, Inc." ("Software Operating Company"). Seagate Software transferred the IMG assets into Software Operating Company. This new company, Software Operating Company, is now the operating entity for the IMG business. In October 1999, a new stock option plan was established for Software Operating Company, and employees of the IMG business are eligible to participate in the plan. Seagate Software accounted for the exchange of shares of its common stock as the acquisition of a minority interest for Seagate Software common stock outstanding and vested more than six months held by employees and all stock held by former employees and consultants. The fair value of the shares of Seagate Technology issued was $19 million and was recorded as purchase price and allocated to the assets and liabilities received. The Company accounted for the exchange of shares of its common stock for stock options in Seagate Software held by employees and stock held and vested by employees less than six months as the settlement of an earlier stock award. See Note 10, Seagate Software Reorganization, to the consolidated condensed financial statements.

Net other income increased by $375 million and $769 million for the three and nine months ended March 31, 2000, respectively, when compared with the comparable year-ago periods and increased by $63 million when compared with the immediately preceding quarter ended December 31, 1999. The increase in net other income from the comparable year-ago quarter was primarily due to a gain on sale of a portion of the Company's investment in SanDisk Corporation ("SanDisk") common stock of $453 million partially offset by activity related to the Company's equity interest in VERITAS of $74 million. The increase in net other income from the comparable year-ago nine month period was primarily due to gains on sales of portions of the Company's investments in VERITAS and SanDisk common stock of $537 million and $515 million, respectively, partially offset by activity related to the Company's equity interest in VERITAS of $256 million and a decrease of $12 million in interest income primarily resulting from lower average invested cash.

During the quarters ended October 1, 1999 and December 31, 1999, Seagate Software sold 18,523,502 and 9,000,000 shares, respectively, of VERITAS common stock, adjusted for 3 for 2 stock splits on November 22, 1999 and March 6, 2000, for proceeds of $397 million and $437 million, respectively, net of underwriting discounts and commissions. Seagate Software acquired such shares in connection with the contribution of its Network & Storage Management Group business to VERITAS in May 1999. The sale of shares of VERITAS common stock by Seagate Software in the quarters ended October 1, 1999 and December 31, 1999 resulted in pre-tax gains of $193 million and $344 million, respectively. As of March 31, 2000, Seagate Software held approximately 33% of the outstanding common stock of VERITAS. The Company accounts for its investment in VERITAS under the equity method and records its equity interest in VERITAS' net income (loss) on a one-quarter lag.

During the quarters ended December 31, 1999 and March 31, 2000, the Company sold 2,000,000 and 12,400,000 shares, respectively, of SanDisk common stock, adjusted for a 2 for 1 stock split on February 23, 2000, for proceeds of $67 million and $468 million, respectively, net of underwriting discounts and commissions. The sale of shares of SanDisk common stock by the Company in the quarters ended December 31, 1999 and March 31, 2000 resulted in pre-tax gains of $62 million and $453 million, respectively.

The effective tax rate used to record the provision for income taxes for the nine months ended March 31, 2000 was 74% compared with a 32% effective tax rate used to record the provision for income taxes for the nine months ended April 2, 1999. The higher effective tax rate used to record the provision for income taxes for the nine months ended March 31, 2000 resulted primarily from the effects of net non-deductible charges associated with the acquisition of the minority interest in Seagate Software, the acquisition of XIOtech, the net gain from the sales of SanDisk and VERITAS common stock and activity related to the Company's equity interest in VERITAS. Excluding these items, and considering the effects of the Company's settlement of litigation with Rodime PLC (the "Rodime Settlement") and certain non-recurring restructuring costs, the pro forma effective tax rate used to record the provision for income taxes for the nine months ended March 31, 2000 would have been 28%. The pro forma effective tax rate of 28% is less than the statutory rate because a portion of the Company's anticipated foreign operating income is not subject to foreign income taxes and is considered to be permanently reinvested in non-U.S. operations.

On March 29, 2000, Seagate Technology, Seagate Software and Suez Acquisition Company (Cayman) Limited ("SAC"), an entity affiliated with, among others, Silver Lake Partners and Texas Pacific Group, entered into a Stock Purchase Agreement (the "Stock Purchase Agreement"), and Seagate Technology, VERITAS and a wholly owned subsidiary of VERITAS entered into an Agreement and Plan of Merger and Reorganization, (the "Merger Agreement").

Under the Stock Purchase Agreement, SAC has agreed to purchase, in exchange for $2 billion in cash, all of the assets of Seagate Technology and its consolidated subsidiaries, including Seagate's disc drive, tape drive and software businesses and operations, but excluding the approximately 128 million shares of VERITAS common stock currently held by Seagate Software and Seagate Technology's equity investments in Gadzoox Networks, SanDisk Corporation, CVC, Inc. and Dragon Systems, Inc., a privately held company. In addition, under the Stock Purchase Agreement, SAC has agreed to assume substantially all of the liabilities of Seagate Technology and its consolidated subsidiaries. This transaction is referred to herein as the SAC transaction.

Under the Merger Agreement, immediately following and contingent upon the consummation of the SAC transaction, a wholly-owned subsidiary of VERITAS will merge with and into Seagate Technology, with Seagate Technology to survive the merger and to become a wholly-owned subsidiary of VERITAS. This transaction is referred to herein as the Merger. VERITAS is not acquiring Seagate Technology's disc drive business or any other Seagate operating business. In the Merger, the Seagate stockholders will receive merger consideration consisting of:

     - Approximately 109.3 million shares of VERITAS common stock issued in exchange for the approximately 128 million shares of VERITAS common stock that Seagate currently holds,

     - additional shares of VERITAS common stock issued in exchange for the investment securities, and, at VERITAS' election, for up to $750 million in retained cash, and

     - all cash on the Seagate balance sheet in excess of $800 million (including cash generated from the SAC transaction) and after giving effect to VERITAS retained cash, debt repayment, taxes and other liabilities.

The Merger is intended to qualify as a tax-free reorganization.

On March 29, 2000, Seagate Technology, VERITAS and SAC entered into an Indemnification Agreement, pursuant to which these entities and certain other subsidiaries of Seagate Technology have agreed to certain indemnification provisions regarding tax and other matters that may arise in connection with the SAC transaction and the Merger. Also on March 29, 2000, VERITAS and SAC entered into a letter agreement, pursuant to which VERITAS agreed to a no-shop provision and an alternative termination fee provision.

All of the transactions contemplated by the SAC transaction and the Merger are herein referred to as the Veritas/Silver Lake transaction. The Veritas/Silver Lake transaction is expected to close in the first quarter of fiscal year 2001, subject to the approval of VERITAS and Seagate stockholders, funding of the debt commitments and clearance by the U.S. Securities and Exchange Commission, as well as clearance under antitrust laws and other customary closing conditions. The Company expects that while the Veritas/Silver Lake transaction is pending, the value of Seagate common stock will depend primarily on the value of VERITAS common stock.

Liquidity and Capital Resources:
--------------------------------

At March 31, 2000, the Company's cash, cash equivalents and short-term investments totaled $1.890 billion, an increase of $267 million from the July 2, 1999 balance. This increase was primarily a result of proceeds from sales of VERITAS and SanDisk common stock of $834 million and $535 million, respectively. However, this increase was partially offset by expenditures for property, equipment and leasehold improvements of $385 million and the repurchase of 25 million shares of the Company's common stock for $776 million. Until required for other purposes, the Company's cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. The Company's short-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase.

As of March 31, 2000, the Company had committed lines of credit of $61 million that can be used for standby letters of credit and bankers' guarantees. At March 31, 2000, these lines of credit were fully utilized. In addition, the Company has a $300 million credit facility that can be used for borrowings. As of March 31, 2000 this facility was unutilized.

The Company expects investments in property and equipment in the current fiscal year to approximate $650 million, of which approximately $393 million had been incurred as of March 31, 2000. The Company plans to finance these investments from existing cash balances and cash flows from operations. The $393 million year-to-date investment comprised $185 million for manufacturing facilities and equipment related to the Company's subassembly and disc drive final assembly and test facilities in the United States and the Far East; $113 million for manufacturing facilities and equipment for the recording head operations in the United States, Northern Ireland,

Thailand and Malaysia; $62 million to upgrade the capabilities of the Company's thin-film media operations in California, Singapore, Northern Ireland and Mexico; and $33 million for other purposes.

During the nine months ended March 31, 2000, the Company acquired approximately 25 million shares of its common stock for approximately $776 million. The repurchase of a portion of these shares completed the June 1997 stock repurchase program as amended in February 1999. The remainder of the shares were repurchased under an April 1999 amendment to the program in which up to an additional 25 million shares of the Company's common stock may be acquired in the open market. In November 1999, the Company's Board of Directors authorized an increase to the existing stock repurchase program pursuant to which an additional 50 million shares of the Company's common stock may be acquired in the open market. The Company effected no repurchases in the quarter ended March 31, 2000.

During the quarter ended October 1, 1999, Gadzoox Networks Inc. ("Gadzoox"), a company in which Seagate Technology held a 19.89% interest as of that date, completed an initial public offering of its common stock. The Company is required to account for its investment under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). The Company has identified this investment as "available-for-sale". Under SFAS 115, an available-for-sale security is recorded at fair value on the balance sheet and unrealized holding gains and losses are reported, net of taxes, in a separate component of stockholders' equity called accumulated other comprehensive income, until realized. For the nine months ended March 31, 2000, the Company recorded net unrealized gains on securities of $130 million, net of tax, with respect to its investment in Gadzoox.

On January 28, 2000, the Company paid $45 million to Rodime PLC in settlement of patent litigation. See Note 13, Litigation, to the consolidated condensed financial statements.

Factors Affecting Future Operating Results:
-------------------------------------------

We face risks from the Veritas/Silver Lake transaction

We announced the Veritas/Silver Lake transaction with Suez Acquisition Company and VERITAS on March 29, 2000. In connection with the Veritas/Silver Lake transaction, we have agreed to sell all of our operating businesses and assets (including our disc drive, tape drive and software businesses and assets, but excluding our equity interests in VERITAS, Gadzoox Networks, SanDisk Corporation, CVC, Inc. and Dragon Systems), to Suez Acquisition Company in exchange for $2 billion in cash. Immediately following and contingent upon the foregoing transaction with Suez Acquisition Company, we have agreed to merge with a wholly owned subsidiary of VERITAS pursuant to which we will become a subsidiary of VERITAS. As a result of this merger, VERITAS will acquire all of our cash reserves in excess of $800 million (and we will deliver the initial $800 million to Suez Acquisition Company), and our equity interests in VERITAS, Gadzoox Networks, SanDisk Corporation, CVC, Inc. and Dragon Systems. Suez Acquisition Company will acquire substantially all of the liabilities of our company and its consolidated subsidiaries. VERITAS will not acquire any other assets from us in connection with the merger. Our stockholders will be entitled to receive shares of VERITAS common stock and cash in the merger and, as a result, will become VERITAS stockholders. We expect that while the Veritas/Silver Lake transaction is pending, the value of our common stock will depend primarily on the value of VERITAS' common stock.

Holders of Seagate common stock face a number of risks in connection with their investment in Seagate common stock as a result of the pending Veritas/Silver Lake transaction, including the following:

 .    the transaction may not close for many reasons including but not limited to: our stockholders or VERITAS' stockholders do not approve it, Suez Acquisition Corporation may not be able to obtain the funding to finance the transaction, the transaction fails to obtain regulatory approvals, the transaction can not close due to pending litigation, or other reasons;

 .    changes in the price of VERITAS' common stock and our inability to exert significant control over the management of VERITAS, although currently we have two representatives on its board of directors;

 .    we may be required to pay a substantial termination fee to the private equity investors participating in the stock purchase and/or to VERITAS if the stock purchase agreement and/or the merger agreement are terminated for certain reasons; and

 .    our employees may be distracted by concerns about the Veritas/Silver Lake transaction, and therefore may not meet critical deadlines in their assigned tasks or otherwise perform effectively.

However, if we do not close the Veritas/Silver Lake transaction, we face a number of risks resulting from the announcement and pendency of the Veritas/Silver Lake transaction which could negatively affect our business, financial condition, results of operations, and ultimately, the market price of our common stock and we face other risks, including:


 .    our management personnel may be distracted from our day to day operations by the time demands associated with closing the transactions, and therefore may be unable to timely identify and address business issues as they arise;

 .    our customers and vendors may discontinue their relationships with us, or delay or cancel orders as a result of uncertainty about our business in light of the announced transactions;

 .    our earnings will be impacted because our income statement will reflect the fees, costs and expenses we incurred in connection with the stock purchase and the merger, such as legal, accounting and financial advisor fees, costs and expenses, even if the transactions are not completed;

 .    our stockholders may be unable to realize the value of the VERITAS common stock we hold and the price of our common stock may not reflect the full value of the VERITAS shares; and

 .    the market price of our common stock may decline to the extent that the current market price of our common stock reflects a market assumption that the transactions will be completed.

In addition to the risks related to the Veritas/Silver Lake transaction, we face other risks related to our ongoing business operations. We compete in the data storage industry, and there are a number of factors that, in the past, have affected all of the companies in our industry, including Seagate. Many of these factors may also impact our business in the future.

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

We may not develop products in time to meet changing technologies

Our customers have demanded new generations of drive products as advances in other hardware components and software have created the need for improved storage products with features such as increased storage capacity or improved performance and reliability. As a result, the life cycles of our products have been shortened, and we have been required to constantly develop and introduce new cost-effective drive products quickly in order to meet market windows that become progressively shorter. We had research and development expenses of $430 million, $581 million and $585 million in the nine months ended March 31, 2000, fiscal 1999, and fiscal 1998, respectively.

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

In addition to the risks we face from the Veritas/Silver Lake transaction, we face risks from our investment in VERITAS

We contributed our Network & Storage Management Group business to VERITAS Software Corporation ("VERITAS"), consisting of NSMG and VERITAS Software Corporation on May 28, 1999 and received a 40% interest in VERITAS. As of March 31, 2000, the Company held approximately 33% of the outstanding common stock of VERITAS.

In addition to the risks we face from the Veritas/Silver Lake transaction, we face a number of risks from our investment in VERITAS including:

 .    we do not have significant control over the management of VERITAS, although currently we have two representatives on its board of directors; and
 .    our financial statements and results of operations reflect our ownership of approximately 33% of VERITAS which impacts our stock price.

Acquisition related accounting charges will reduce our profits

We intend to continue our expansion into complementary data technology businesses through internal growth as well as acquisitions. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations and products of the acquired businesses and the potential loss of key employees or customers of the acquired businesses. We expect that we will continue to incur substantial expenses as we acquire other businesses including charges for the write-off of in-process research and development. Our operating results have fluctuated in the past and may fluctuate in the future because of the timing of such write-offs. For example, we incurred a charge to operations in the third quarter of fiscal 2000 of $105 million for the write-off of in- process research and development related to our acquisition of XIOtech Corporation ("XIOtech") and we will experience ongoing charges related to that acquisition for amortization of purchased intangibles currently amounting to approximately $14 million per quarter. We also incurred a charge to operations in the fourth quarter of fiscal 1999 related to the contribution of the Network & Storage Management Group business to VERITAS of approximately $85 million for the write-off of in-process research and development, and we will experience ongoing charges related to that contribution for amortization of purchased intangibles currently amounting to approximately $86 million per quarter.

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

Our stock price will fluctuate

Our stock price has varied greatly as has the volume of shares of our common stock that are traded. We expect that while the Veritas/Silver Lake transaction is pending, the value of our common stock will depend primarily on the value of VERITAS' common stock. In the event that the Veritas/Silver Lake transaction does not occur, we expect these fluctuations to continue due to factors such as:

 .    announcements of new products, services or technological innovations by the
     Company or its competitors;
 .    announcements of major restructurings by the Company or its competitors;
 .    quarterly variations in our results of operations as a result of our fixed short-term cost structure and volatility in the demand for our products;
 .    changes in revenue or earnings estimates by the investment community and speculation in the press or investment community stemming from our past performance, concerns about demand for our products, or announcements by our competitors;
 .    general conditions in the data storage industry or the personal computer industry such as the substantial decline in demand for disc drive products that occurred during fiscal 1998;
 .    changes in our revenue growth rates or the growth rates of our competitors;
 .    sales of large blocks of our stock that may lead to investors' concerns that our performance will falter and leading those investors to liquidate their holdings of our shares;
 .    adverse impacts on our operating results if we receive an adverse judgment or settlement in any of the legal proceedings to which we are a party, such as the impact on our earnings in the second quarter of fiscal 2000 from the settlement of a lawsuit by Rodime PLC; and
 .    price erosion.

The stock market may from time to time experience extreme price and volume fluctuations. Many technology companies have experienced such fluctuations. In addition, our stock price may be affected by general market conditions and domestic and international macroeconomic factors unrelated to our performance. Often such fluctuations have been unrelated to the operating performance of the specific companies. The market price of our common stock may experience significant fluctuations in the future. For example, our stock price fluctuated from a high of $76 to a low of $25 1/8 during the nine months ended March 31, 2000.

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

Securities Class Actions
------------------------

Following the Company's announcement of the Veritas/Silver Lake transaction, a number of stockholders filed lawsuits against the Company, the individual members of the Board of Directors and certain executive officers in both Delaware and California. As of April 11, 2000, 17 complaints had been filed in the Chancery Court of Delaware. In California, three complaints were filed in Santa Clara County Superior Court and two complaints were filed in Santa Cruz County Superior Court. The complaints in these jurisdictions each allege that the members of the Company's Board of Directors breached their fiduciary duties to the Company's shareholders by entering into the Veritas/Silver Lake transaction. The complaints also allege that the Company's directors and executive officers have conflicting financial interests and did not secure the highest possible price for the Company's shares. All the complaints are styled as class actions, and seek to enjoin the Veritas/Silver Lake transaction and secure damages from all defendants. The Company believes that none of the lawsuits has any merit and intends to defend all these claims vigorously.

Intellectual Property Litigation
--------------------------------

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

Ronald Maynard and Microdomain Corporation filed suit in Santa Clara County Superior Court against Quinta Corporation, the Quinta Venture, the Quinta founders as individuals, Sierra Ventures, Read-Rite Corporation and the Company alleging misappropriation of trade secrets, breach of contract, conspiracy, unfair competition and unjust enrichment. Quinta, Read-Rite and the Company filed a cross-complaint against Ronald Maynard for misappropriation of trade secrets, breach of contract and fraud. The case relates to concepts and design for magneto optical recording heads. The case was resolved in March 2000 and the complaints have been dismissed with prejudice as to all parties.

In November 1997, TeraStor Corporation ("TeraStor") filed a cross-complaint against the Company in an action pending in the Superior Court of California, County of Santa Clara entitled Maxoptix Corporation v. TeraStor Corporation and Gordon Knight. The cross-complaint alleges causes of action against the Company for unfair business practices, misappropriation of trade secrets, attempted monopolization, refusal to deal, breach of contract, specific performance, breach of the covenant of good faith and fair dealing, fraud, negligent misrepresentation, intentional interference with prospective economic advantage and negligent interference with prospective economic advantage. The allegations against the Company arose out of the Company's dealings with TeraStor pursuant to a joint development agreement concerning the development of magneto optical recording heads. In December 1997 TeraStor sought a preliminary injunction against the Company seeking to prevent certain Company employees who formerly worked with TeraStor under the joint development agreement from engaging in work related to the Company's Quinta subsidiary. In January 1998 the Court denied TeraStor's motion for injunctive relief. The Company has asserted cross-claims against TeraStor for trade secret misappropriation, fraud, negligent misrepresentation, breach of contract, declaratory relief, recission, violation of Business & Professions Code Section 17200, common law unfair competition, intentional interference with contractual relations, negligent interference with contractual relations, and inducing breach of fiduciary duty. The Company also filed claims against Rick Wilmer and Amyl Ahola, two former Seagate employees employed by TeraStor, for breach of contract and breach of fiduciary duty. Discovery is ongoing and trial is currently set to begin on September 18, 2000. The Company denies TeraStor's allegations and intends to vigorously defend itself.

On March 15, 2000 Royston White filed a breach of contract action against the Company in Oklahoma State Court. The complaint is styled as a class action, and White, as the sole named defendant, alleges that some 600 former employees have been damaged through Seagate's breach of separation and release agreements entered into in connection with a reduction in force. The Company has not yet filed responsive pleadings, but it believes that it has substantive defenses and intends to pursue such defenses vigorously.

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

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a) Exhibits

The following exhibits are included herein:

27 Financial Data Schedule

(b) Reports on Form 8-K

The following report on Form 8-K was filed with the Securities and Exchange Commission during the three months ended March 31, 2000:

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



                            SEAGATE TECHNOLOGY, INC.
                            ------------------------
                                  (Registrant)



DATE:   April 28, 2000          BY: /s/ Charles C. Pope
                                    ------------------------
                                    CHARLES C. POPE
                                    Executive Vice President
                                    and Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)



DATE:   April 28, 2000          BY: /s/ Stephen J. Luczo
                                    ------------------------
                                    STEPHEN J. LUCZO
                                    Chief Executive Officer and President
                                    (Principal Executive Officer
                                    and Director)

                            SEAGATE TECHNOLOGY, INC.
                               INDEX TO EXHIBITS




Exhibit
Number
------

27   Financial Data Schedule