Form 10-Q/A
period 1999-12-31
SEAGATE TECHNOLOGY INC
filed 2000-06-14
CIK 354952

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A
                                AMENDMENT NO. 1

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
Item 1.                       Financial Statements (Unaudited)

                              Consolidated condensed statements of operations--
                               Three and six months ended December 31, 1999 and
                               January 1, 1999                                           3

                              Consolidated condensed balance sheets--
                               December 31, 1999  (As amended June 14, 2000)
                               and July 2, 1999                                          4

                              Consolidated condensed statements of cash flows--
                               Six months ended December 31, 1999 and
                               January 1, 1999                                           5

                              Notes to consolidated condensed financial statements
                               (As amended June 14, 2000 to revise Note 8)               6

PART II                       OTHER INFORMATION
--------------------------------------------------------------

Item 6.                       Exhibits and Reports on Form 8-K                          15

                              SIGNATURES                                                16

                            SEAGATE TECHNOLOGY, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (In Millions, Except Per Share Data)
                                  (Unaudited)

                                            Three Months Ended           Six Months Ended
                                        --------------------------   --------------------------
                                        December 31,    January 1,   December 31,   January 1,
                                           1999            1999          1999          1999
                                        ------------    ----------   ------------   -----------
Revenue                                    $1,645         $1,801       $3,327         $3,354

Cost of sales                               1,334          1,373        2,738          2,605
Product development                           146            156          286            297
Marketing and administrative                  125            135          243            266
Amortization of goodwill and
  other intangibles                             8             11           17             20
Restructuring costs                            23              -          135              -
Unusual items                                 325              -          325             78
                                           ------         ------       ------         ------

   Total Operating Expenses                 1,961          1,675        3,744          3,266

   Income (Loss) from Operations             (316)           126         (417)            88

Interest income                                21             27           42             53
Interest expense                              (13)           (12)         (26)           (25)
Activity related to equity interest
  in VERITAS                                  (84)             -         (183)             -
Gain on sale of VERITAS stock                 344              -          537              -
Gain on sale of SanDisk stock                  62              -           62              -
Other                                           -              4           (2)             8
                                           ------         ------       ------         ------

   Other Income (Expense), net                330             19          430             36
                                           ------         ------       ------         ------

Income before income taxes                     14            145           13            124
Provision for income taxes                     72             41           70             50
                                           ------         ------       ------         ------

   Net Income (Loss)                       $  (58)        $  104       $  (57)        $   74
                                           ======         ======       ======         ======

Net income (loss) per share:
  Basic                                    $(0.27)        $ 0.43       $(0.26)        $ 0.30
  Diluted                                   (0.27)          0.42        (0.26)          0.30

Number of shares used in
   per share computations:
  Basic                                     214.8          244.9        216.7          245.0
  Diluted                                   214.8          250.4        216.7          249.1

See notes to consolidated condensed financial statements.

                            SEAGATE TECHNOLOGY, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Millions)
                                  (Unaudited)

                                                       December 31,    July 2,
ASSETS                                                     1999       1999  (1)
------                                                 -------------  ---------
Cash and cash equivalents                                   $   486    $   396
Short-term investments                                        1,057      1,227
Accounts receivable, net                                        779        872
Inventories                                                     369        451
Deferred income taxes                                           254        252
Other current assets                                            145        114
                                                            -------    -------
     Total Current Assets                                     3,090      3,312
Property, equipment and leasehold improvements, net           1,591      1,687
Investment in VERITAS Software, net                           1,265      1,745
Goodwill and other intangibles, net                             146        144
Other assets (2)                                                847        184
                                                            -------    -------
     Total Assets                                           $ 6,939    $ 7,072
                                                            =======    =======
LIABILITIES
-----------
Accounts payable                                            $   630    $   714
Accrued employee compensation                                   189        205
Accrued expenses                                                574        577
Accrued income taxes                                            276         43
Current portion of long-term debt                                 1          1
                                                            -------    -------
     Total Current Liabilities                                1,670      1,540
Deferred income taxes (2)                                     1,171      1,103
Other liabilities                                               168        163
Long-term debt, less current portion                            704        703
                                                            -------    -------
     Total Liabilities                                        3,713      3,509
                                                            -------    -------
STOCKHOLDERS' EQUITY
--------------------
Common stock                                                      3          3
Additional paid-in capital                                    1,752      1,991
Retained earnings                                             2,202      2,355
Accumulated other comprehensive income (loss) (2)               392         (7)
Deferred compensation                                           (36)       (43)
Treasury common stock at cost                                (1,087)      (736)
                                                            -------    -------
     Total Stockholders' Equity                               3,226      3,563
                                                            -------    -------
     Total Liabilities and Stockholders' Equity             $ 6,939    $ 7,072
                                                            =======    =======

(1) The information in this column was derived from the Company's audited consolidated balance sheet as of July 2, 1999.
(2)  See Note 8 to the consolidated condensed financial statements.

See notes to consolidated condensed financial statements.

                            SEAGATE TECHNOLOGY, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Millions)
                                  (Unaudited)

                                                                          Six Months Ended
                                                                      -------------------------
                                                                      December 31,   January 1,
                                                                          1999         1999
                                                                      ------------   ----------
OPERATING ACTIVITIES:
Net income (loss)                                                        $   (57)     $    74
Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
 Depreciation and amortization                                               351          333
 Deferred income taxes                                                      (192)          67
 Non-cash portion of restructuring charge                                     76            -
 Activity related to equity interest in VERITAS                              183            -
 Gain on sale of VERITAS stock                                              (537)           -
 Gain on sale of SanDisk stock                                               (62)           -
 Compensation expense for SSI exchange offer                                 284            -
 Other, net                                                                   53           25
 Changes in operating assets and liabilities:
  Accounts receivable                                                         85          (33)
  Inventories                                                                 63           89
  Accounts payable                                                           (86)          (1)
  Accrued income taxes                                                        (5)           5
  Accrued expenses and employee compensation                                (135)          24
  Other assets and liabilities, net                                           12          146
                                                                         -------      -------
 Net cash provided by operating activities                                    33          729

INVESTING ACTIVITIES:
Acquisition of property, equipment and leasehold
  improvements, net                                                         (279)        (259)
Purchases of short-term investments                                       (1,639)      (3,676)
Maturities and sales of short-term investments                             1,803        3,550
Proceeds from sale of VERITAS stock                                          834            -
Proceeds from sale of SanDisk stock                                           67            -
Other, net                                                                   (19)         (20)
                                                                         -------      -------
 Net cash provided by (used in) investing activities                         767         (405)

FINANCING ACTIVITIES:
Sale of common stock                                                          65           39
Purchase of treasury stock                                                  (776)        (101)
Other, net                                                                     1           (1)
                                                                         -------      -------
  Net cash provided by (used in) financing activities                       (710)          63

Effect of exchange rate changes on cash and cash equivalents                   -           (1)
                                                                         -------      -------

Increase in cash and cash equivalents                                         90          260
Cash and cash equivalents at the beginning of the period                     396          666
                                                                         -------      -------
Cash and cash equivalents at the end of the period                       $   486      $   926
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


2.   Net Income (Loss) Per Share
     ---------------------------

     The following table sets forth the computation of basic and diluted net income (loss) per share:


(In Millions, Except                            Three Months Ended          Six Months Ended
Per Share Data)                              -------------------------  -------------------------
                                             December 31,   January 1,  December 31,   January 1,
                                                1999          1999         1999          1999
                                             ------------  ----------  -------------  ----------
     Numerator:
      Net income (loss)                           $  (58)      $  104        $  (57)      $   74
                                                  ------       ------        ------       ------

     Denominator:
      Denominator for basic net
      income (loss) per share - weighted
      average shares outstanding                   214.8        244.9         216.7        245.0


      Incremental common shares
      attributable to exercise of
      outstanding options (assuming
      proceeds would be used to
      purchase treasury stock)                   -      5.5       -      4.1
                                            ------   ------  ------   ------

      Denominator for diluted net
      income (loss) per share - adjusted
      weighted average shares                214.8    250.4   216.7    249.1
                                            ======   ======  ======   ======

     Basic net income (loss)
     per share                              $(0.27)  $ 0.43  $(0.26)  $ 0.30
                                            ======   ======  ======   ======

     Diluted net income (loss)
     per share                              $(0.27)  $ 0.42  $(0.26)  $ 0.30
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


3.   Balance Sheet Information
     -------------------------
     (In millions)

                                                   December 31,   July 2,
                                                       1999         1999
                                                   -------------  --------
Accounts Receivable:

Accounts receivable                                     $   851   $   925
Allowance for non-collection                                (72)      (53)
                                                        -------   -------
                                                        $   779   $   872
                                                        =======   =======

Inventories:

Components                                              $    95   $   143
Work-in-process                                              68        54
Finished goods                                              206       254
                                                        -------   -------
                                                        $   369   $   451
                                                        =======   =======

Property, Equipment and Leasehold Improvements:

Property, equipment and leasehold improvements          $ 3,549   $ 3,533
Allowance for depreciation and amortization              (1,958)   (1,846)
                                                        -------   -------
                                                        $ 1,591   $ 1,687
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

5.   Supplemental Cash Flow Information
     ----------------------------------
     (In millions)

                                                               Six Months Ended
                                                           ------------------------
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

          The following table summarizes the Company's restructuring activities for the six months ended December 31, 1999:

                                 Severance
                                   and        Excess                    Contract
In millions                      Benefits    Facilities    Equipment  Cancellations Other     Total
                               ---------------------------------------------------------------------
Reserve balances,
 July 2, 1999                       $  4         $ 18        $  -         $ 3       $ 11        $ 36

Q1FY00 restructuring charge           27           33          48           2          2         112
Q2FY00 restructuring charge           19            1           -           -          3          23
Cash charges                         (26)          (5)          -           -         (1)        (32)
Non-cash charges                       -          (28)        (48)          -          -         (76)
                               ---------------------------------------------------------------------
Reserve balances,
 December 31, 1999                  $ 24         $ 19        $  -         $ 5       $ 15        $ 63
                               =====================================================================


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

     In millions

                                      Three Months Ended          Six Months Ended
                                   --------------------------  ------------------------
                                   December 31,   January 1,   December 31,  January 1,
                                       1999          1999          1999         1999
                                   -------------  -----------  ------------  ----------
     Revenue:
       Disc Drives                     $  1,534     $  1,622         $3,100      $3,013
       Other                                111          179            227         341
                                       --------     --------         ------      ------
       Consolidated                    $  1,645     $  1,801         $3,327      $3,354
                                       ========     ========         ======      ======

     Gross Profit:
       Disc Drives                     $    258     $    325         $  489      $  563
       Other                                 53          103            100         186
                                       --------     --------         ------      ------
       Consolidated                    $    311     $    428         $  589      $  749
                                       ========     ========         ======      ======

                                     December 31,    July 2,
                                         1999         1999
                                     ------------   --------
     Total Assets (see note 8):
       Disc Drives                     $ 18,071     $ 16,553
       Other                                210          586
                                       --------     --------
       Operating Segments                18,281       17,139

       Investment in VERITAS              1,265        1,745
       Eliminations                     (12,607)     (11,812)
                                       --------     --------
       Consolidated                    $  6,939     $  7,072
                                       ========     ========

8.   Comprehensive Income (As amended June 14, 2000)
     -----------------------------------------------

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

     The recorded investment in SanDisk has been amended to revise the calculation of its fair value, unrealized holding gain and related taxes. As a result, the balance sheet caption amounts of other assets, deferred income tax liabilities and accumulated other comprehensive income increased by $310 million, $122 million and $188 million, respectively. No other financial statements were affected by this matter.

     During the quarter ended December 31, 1999, the Company identified its investment in SanDisk as "available-for-sale" after it had sold 1,000,000 shares of stock it held in SanDisk resulting in a final ownership percentage of 15.8%. The Company recorded an unrealized gain on securities of $285 million, net of $184 million of tax, to record its investment in SanDisk at fair value as of December 31, 1999.

     The components of comprehensive income, net of related tax, for the three and six months ended December 31, 1999 and January 1, 1999 were as follows (in millions):

                                                Three Months Ended          Six Months Ended
                                            --------------------------  -------------------------
                                            December 31,   January 1,   December 31,   January 1,
                                                1999          1999          1999          1999
                                            -------------  -----------  -------------  ----------
Net income (loss)                                  $ (58)       $ 104          $ (57)       $  74
Unrealized gain (loss) on securities                 254            1            399            1
Foreign currency translation adjustments               -           (1)             -            -
                                                   -----        -----          -----        -----
Comprehensive income (loss)                        $ 196        $ 104          $ 342        $  75
                                                   =====        =====          =====        =====

     The components of accumulated other comprehensive income, net of related tax, at December 31, 1999 and July 2, 1999 were as follows (in millions):

                                                      December 31,   July 2,
                                                          1999         1999
                                                      -------------  --------
     Unrealized gain (loss) on securities                    $ 394     $  (5)
     Foreign currency translation adjustments                   (2)       (2)
                                                             -----     -----
     Accumulated other comprehensive income (loss)           $ 392     $  (7)
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

                          Three Months Ended   Six Months Ended
                             September 30,       September 30,
                                 1999                1999
                          -------------------  -----------------
          Revenue                      $ 183              $ 298
          Gross profit                   151                250
          Net loss                      (184)              (346)


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

     Allocation of minority interest purchase price to the intangible assets of Seagate Software
     In millions
     --------------------------------------------------------------------------
     Distribution channel.......................................... $ 1
     Developed technology..........................................   1
     Goodwill......................................................  18
                                                                    ---
     Subtotal......................................................  20

     Deferred tax liability........................................  (1)
                                                                    ---
     Total.........................................................  19
                                                                    ===
     Compensation relating to stock purchased from employees
     Dollars in millions, except per share data
     --------------------------------------------------------------------------

     Seagate Software options exercised and
     exchanged for Seagate Technology stock.......................   3,723,015
     Plus: Seagate Software stock held for less than 6 months
     and exchanged for Seagate Technology stock...................      17,952
                                                                   -----------
     Total Seagate Software shares exchanged......................   3,740,967
     Times: Exchange ratio into Seagate Technology stock..........        3.23
                                                                   -----------
     Number of Seagate Technology shares issued...................  12,083,323
                                                                   -----------
     Value per share of Seagate Technology common
     stock on October 20, 1999.................................... $     29.00

     Less: Average price paid per Seagate Technology share........ $     (5.50)
                                                                   -----------
     Average compensation expense per
     Seagate Technology share issued.............................. $     23.50
                                                                   -----------

     Total compensation expense................................... $       284
                                                                   ===========

11.  Subsequent Events - Acquisition of XIOtech Corporation
     -------------------------------------------------------

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

                                    PART II
                               OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a) Exhibits

The following exhibits are included herein:

10.16(1)  1999 Stock Option Plan
10.17(2)  XIOtech Corporation 1996 Stock Option Plan
10.18(3) Form of Stockholder Agreement between Seagate Software, Inc., a wholly-owned subsidiary of Seagate Technology, Inc., and VERITAS Software Corporation
10.19(4) Form of Registration Rights Agreement between Seagate Software, Inc., a wholly-owned subsidiary of Seagate Technology, Inc. and VERITAS Software Corporation
27.       Financial Data Schedule (As amended June 14, 2000)

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



                           SEAGATE TECHNOLOGY, INC.
                           ------------------------
                                 (Registrant)



DATE:   June 14, 2000                  BY:  /s/ Charles C. Pope
                                            _______________________
                                            CHARLES C. POPE
                                            Executive Vice President
                                            and Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)



DATE:   June 14, 2000                  BY:  /s/ Stephen J. Luczo
                                            _______________________
                                            STEPHEN J. LUCZO
                                            Chief Executive Officer
                                            (Principal Executive Officer
                                            and Director)

                            SEAGATE TECHNOLOGY, INC.
                               INDEX TO EXHIBITS

Exhibit
Number
-------
10.16 (1)      1999 Stock Option Plan
10.17 (2)      XIOtech Corporation 1996 Stock Option Plan
10.18 (3)      Form of Stockholder Agreement between Seagate Software, Inc., a wholly-owned subsidiary of Seagate Technology, Inc., and VERITAS
               Software Corporation
10.19 (4)      Form of Registration Rights Agreement between Seagate Software,
               Inc., a wholly-owned subsidiary of Seagate Technology, Inc. and
               VERITAS Software Corporation
27             Financial Data Schedule (As amended June 14, 2000)

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