Form 10-Q/A
period 2000-03-31
SEAGATE TECHNOLOGY INC
filed 2000-06-14
CIK 354952

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

                                     INDEX


                            SEAGATE TECHNOLOGY, INC.




 PART I                       FINANCIAL INFORMATION                     PAGE NO.
---------  -----------------------------------------------------------  --------

Item 1.    Financial Statements (Unaudited)

           Consolidated condensed statements of operations--
             Three and nine months ended March 31, 2000 and
             April 2, 1999                                                     3

           Consolidated condensed balance sheets--
             March 31, 2000 (As amended June 14, 2000)
             and July 2, 1999                                                  4

           Consolidated condensed statements of cash flows--
             Nine months ended March 31, 2000 and
             April 2, 1999                                                     5

           Notes to consolidated condensed financial statements
             (As Amended June 14, 2000 to revise Note 8)                       6


PART II    OTHER INFORMATION
---------  -----------------------------------------------------------

Item 6.    Exhibits and Reports on Form 8-K                                   17

           SIGNATURES                                                         18

                            SEAGATE TECHNOLOGY, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (In Millions, Except Per Share Data)
                                  (Unaudited)

                                  Three Months Ended      Nine Months Ended
                                  ------------------      -----------------

                                       March 31,    April 2,    March 31,   April 2,
                                         2000         1999        2000       1999
                                       ---------    --------    ---------   --------

Revenue                                    $1,573      $1,805     $4,900   $5,159

Cost of sales                               1,245       1,371      3,984    3,976
Product development                           144         143        430      440
Marketing and administrative                  123         135        366      401
Amortization of goodwill and
 other intangibles                             15           9         32       29
In-process research and development           105           -        105        -
Restructuring costs                            49          60        183       60
Unusual items                                   -           -        325       78
                                           ------      ------     ------   ------

   Total Operating Expenses                 1,681       1,718      5,425    4,984

   Income (Loss) from Operations             (108)         87       (525)     175

Interest income                                27          28         69       81
Interest expense                              (13)        (12)       (39)     (37)
Activity related to equity interest
 in VERITAS                                   (74)          -       (256)       -
Gain on sale of VERITAS stock                   -           -        537        -
Gain on sale of SanDisk stock                 453           -        515        -
Other                                           -           2         (3)      10
                                           ------      ------     ------   ------

   Other Income (Expense), net                393          18        823       54
                                           ------      ------     ------   ------

Income before income taxes                    285         105        298      229
Provision for income taxes                    149          23        219       72
                                           ------      ------     ------   ------

   Net Income                              $  136      $   82     $   79   $  157
                                           ======      ======     ======   ======

Net income per share:
  Basic                                    $ 0.61      $ 0.35     $ 0.36   $ 0.65
  Diluted                                    0.58        0.34       0.35     0.63

Number of shares used in
   per share computations:
  Basic                                     223.4       236.6      218.9    242.2
  Diluted                                   235.6       243.9      227.6    247.3

See notes to consolidated condensed financial statements.

                            SEAGATE TECHNOLOGY, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Millions)
                                  (Unaudited)

                                                       March 31,    July 2,
                                                         2000       1999 (1)
                                                       ---------    -------
ASSETS
------
Cash and cash equivalents                                 $1,125    $   396
Short-term investments                                       765      1,227
Accounts receivable, net                                     761        872
Inventories                                                  334        451
Deferred income taxes                                        248        252
Other current assets                                         155        114
                                                          ------    -------
     Total Current Assets                                  3,388      3,312
Property, equipment and leasehold improvements, net        1,539      1,687
Investment in VERITAS Software, net                        1,191      1,745
Goodwill and other intangibles, net                          409        144
Other assets (2)                                             853        184
                                                          ------    -------
     Total Assets                                         $7,380    $ 7,072
                                                          ======    =======
LIABILITIES
-----------
Accounts payable                                          $  598    $   714
Accrued employee compensation                                193        205
Accrued expenses                                             476        577
Accrued income taxes                                         244         43
Current portion of long-term debt                              1          1
                                                          ------    -------
     Total Current Liabilities                             1,512      1,540
Deferred income taxes (2)                                  1,189      1,103
Other liabilities                                            126        163
Long-term debt, less current portion                         703        703
                                                          ------    -------
     Total Liabilities                                     3,530      3,509
                                                          ------    -------
STOCKHOLDERS' EQUITY
--------------------
Common stock                                                   3          3
Additional paid-in capital                                 1,919      1,991
Retained earnings                                          2,311      2,355
Accumulated other comprehensive income (loss) (2)            418         (7)
Deferred compensation                                        (34)       (43)
Treasury common stock at cost                               (767)      (736)
                                                          ------    -------
     Total Stockholders' Equity                            3,850      3,563
                                                          ------    -------
     Total Liabilities and Stockholders' Equity           $7,380    $ 7,072
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

                            SEAGATE TECHNOLOGY, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Millions)
                                  (Unaudited)

                                                                   Nine Months Ended
                                                                -------------------------
                                                                March 31,        April 2,
                                                                  2000             1999
                                                                --------         --------
OPERATING ACTIVITIES:
Net income                                                       $    79         $   157
Adjustments to reconcile net income to net
  cash provided by operating activities:
 Depreciation and amortization                                       541             507
 Deferred income taxes                                              (223)             73
 In-process research and development                                 105               -
 Non-cash portion of restructuring charge                             88              34
 Activity related to equity interest in VERITAS                      256               -
 Gain on sale of VERITAS stock                                      (537)              -
 Gain on sale of SanDisk stock                                      (515)              -
 Compensation expense for SSI exchange offer                         284               -
 Other, net                                                           34              38
 Changes in operating assets and liabilities:
  Accounts receivable                                                106            (118)
  Inventories                                                         94             129
  Accounts payable                                                  (125)             20
  Accrued income taxes                                                (9)             13
  Accrued expenses and employee compensation                        (216)            (23)
  Other assets and liabilities, net                                  (17)            170
                                                                 -------         -------
 Net cash provided by (used in) operating activities                 (55)          1,000

INVESTING ACTIVITIES:
Acquisition of property, equipment and leasehold
  improvements, net                                                 (385)           (420)
Purchases of short-term investments                               (1,796)         (5,332)
Maturities and sales of short-term investments                     2,249           5,243
Proceeds from sale of VERITAS stock                                  834               -
Proceeds from sale of SanDisk stock                                  535               -
Other, net                                                           (14)            (31)
                                                                 -------         -------
 Net cash provided by (used in) investing activities               1,423            (540)

FINANCING ACTIVITIES:
Sale of common stock                                                 138              74
Purchase of treasury stock                                          (776)           (843)
Other, net                                                             -              (1)
                                                                 -------         -------
  Net cash used in financing activities                             (638)           (770)

Effect of exchange rate changes on cash and cash equivalents          (1)             (2)
                                                                 -------         -------

Increase (decrease) in cash and cash equivalents                     729            (312)
Cash and cash equivalents at the beginning of the period             396             666
                                                                 -------         -------
Cash and cash equivalents at the end of the period               $ 1,125         $   354
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

2.   Net Income Per Share
     --------------------

     The following table sets forth the computation of basic and diluted net income (loss) per share:


(In Millions, Except                 Three Months Ended    Nine Months Ended
Per Share Data)                      -------------------  -------------------
                                     March 31,  April 2,  March 31,  April 2,
                                       2000       1999      2000       1999
                                     ---------  --------  ---------  --------
     Numerator:
      Net income                        $  136    $   82     $   79    $  157
                                        ------    ------     ------  --------

     Denominator:
      Denominator for basic net
      income per share - weighted
      average shares outstanding         223.4     236.6      218.9     242.2

Incremental common shares
      attributable to exercise of
      outstanding options (assuming
      proceeds would be used to
      purchase treasury stock)           12.2     7.3     8.7     5.1
                                       ------  ------  ------  ------

      Denominator for diluted net
      income per share - adjusted
      weighted average shares           235.6   243.9   227.6   247.3
                                       ======  ======  ======  ======

     Basic net income
     per share                         $ 0.61  $ 0.35  $ 0.36  $ 0.65
                                       ======  ======  ======  ======

     Diluted net income
     per share                         $ 0.58  $ 0.34  $ 0.35  $ 0.63
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


3.   Balance Sheet Information
     -------------------------
     (In millions)

                                                   March 31,   July 2,
                                                     2000       1999
                                                   ---------   -------
Accounts Receivable:

Accounts receivable                                  $   835   $   925
Allowance for non-collection                             (74)      (53)
                                                     -------   -------
                                                     $   761   $   872
                                                     =======   =======

Inventories:

Components                                           $   118   $   143
Work-in-process                                           64        54
Finished goods                                           152       254
                                                     -------   -------
                                                     $   334   $   451
                                                     =======   =======

Property, Equipment and Leasehold Improvements:

Property, equipment and leasehold improvements       $ 3,580   $ 3,533
Allowance for depreciation and amortization           (2,041)   (1,846)
                                                     -------   -------
                                                     $ 1,539   $ 1,687
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

5.   Supplemental Cash Flow Information
     ----------------------------------
     (In millions)

                                                       Nine Months Ended
                                                    ------------------------
                                                    March 31,       April 2,
                                                      2000            1999
                                                    ---------       --------
     Cash Transactions:
      Cash paid for interest                        $  52           $  52
      Cash paid for income taxes, net of refunds      447            (115)

     Non-Cash Transactions:
      Acquisition of minority interest                 19               -
      Acquisition of XIOtech                          359               -

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

     The following table summarizes the Company's restructuring activities for the nine months ended March 31, 2000:

                               Severance
                                  and        Excess                   Contract
In millions                     Benefits   Facilities   Equipment   Cancellations  Other   Total
                              -------------------------------------------------------------------
Reserve balances,
 July 2, 1999                       $  4         $ 18        $  -              $3    $11    $ 36

Q1FY00 restructuring charge           27           33          48               2      2     112
Q2FY00 restructuring charge           19            1           -               -      3      23
Q3FY00 restructuring charge           35            2          12               -      -      49
Cash charges                         (62)         (11)          -               -     (2)    (75)
Non-cash charges                       -          (28)        (60)              -      -     (88)
Adjustments and
 reclassifications                    (2)           -           -               -      2       -
                                    ------------------------------------------------------------
Reserve balances,
 March 31, 2000                     $ 21         $ 15        $  -              $5    $16    $ 57
                                    ============================================================

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

     In millions

                                   Three Months Ended     Nine Months Ended
                                   --------------------  --------------------

                                   March 31,   April 2,   March 31,  April 2,
                                     2000        1999       2000       1999
                                   ---------   --------   ---------  --------
     Revenue:
       Disc Drives                  $  1,468   $  1,614      $4,568    $4,627
       Other                             105        191         332       532
                                    --------   --------      ------    ------
       Consolidated                 $  1,573   $  1,805      $4,900    $5,159
                                    ========   ========      ======    ======

     Gross Profit:
       Disc Drives                  $    279   $    322      $  768    $  885
       Other                              49        112         148       298
                                    --------   --------      ------    ------
       Consolidated                 $    328   $    434      $  916    $1,183
                                    ========   ========      ======    ======


                                    March 31,   July 2,
                                      2000       1999
                                    ---------  --------
     Total Assets (see note 8):
       Disc Drives                  $ 19,346   $ 16,553
       Other                             504        586
                                    --------   --------
       Operating Segments             19,850     17,139

       Investment in VERITAS           1,191      1,745
       Eliminations                  (13,661)   (11,812)
                                    --------   --------
       Consolidated                 $  7,380   $  7,072
                                    ========   ========

8.   Comprehensive Income (As amended June 14, 2000)
     --------------------

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

     The recorded investment in SanDisk has been amended to revise the calculation of its fair value, unrealized holding gain and related taxes. As a result, the balance sheet caption amounts of other assets, deferred income tax liabilities and accumulated other comprehensive income increased by $224 million, $88 million and $136 million, respectively. No other financial statements were affected by this matter. The Company has also updated information related to the decrease in the fair value of its investment in SanDisk to reflect recent sales and declines in market value from March 31, 2000 through June 9, 2000. Decreases in the fair value of its investment in Gadzoox have also been updated for the same period.

     During the quarter ended December 31, 1999, the Company identified its investment in SanDisk as "available-for-sale" after it had sold 2,000,000 shares of stock it held in SanDisk, adjusted for a 2 for 1 stock split on February 23, 2000, resulting in an ownership percentage of 15.8% as of December 31, 1999. The Company recorded an unrealized gain on securities of $285 million, net of $184 million of tax, to record its investment in SanDisk at fair value as of December 31, 1999. For the nine months ended March 31, 2000, the Company recorded unrealized gains on securities of $298 million, net of $192 million of tax, with respect to its investment in SanDisk.

     Between March 31, 2000 and June 9, 2000, the quoted market prices of SanDisk and Gadzoox common stocks declined. As a result, the Company experienced a decrease in the fair values of its remaining investments in SanDisk and Gadzoox of $154 million and $62 million, respectively. On an after tax basis, these unrealized losses were $93 million and $38 million, respectively.

     The components of comprehensive income, net of related tax, for the three and nine months ended March 31, 2000 and April 2, 1999 were as follows (in millions):

                                            Three Months Ended     Nine Months Ended
                                            -------------------   -------------------
                                            March 31,  April 2,   March 31,  April 2,
                                              2000       1999       2000       1999
                                            --------   --------   ---------  --------
Net income                                    $ 136     $  82       $  79     $ 157
Unrealized gain (loss) on securities             27        (3)        425        (2)
Foreign currency translation adjustments          -         -           -        (1)
                                              -----     -----       -----     -----
Comprehensive income                          $ 163     $  79       $ 504     $ 154
                                              =====     =====       =====     =====

     The components of accumulated other comprehensive income (loss), net of related tax, at March 31, 2000 and July 2, 1999 were as follows (in millions):

                                                      March 31,   July 2,
                                                        2000       1999
                                                      ---------   -------

     Unrealized gain (loss) on securities              $ 420       $  (5)
     Foreign currency translation adjustments             (2)         (2)
                                                       -----       -----
     Accumulated other comprehensive income (loss)     $ 418       $  (7)
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

     Summarized income statement information for VERITAS for the three and nine months ended December 31, 1999 is as follows (in millions):

                          Three Months Ended   Nine Months Ended
                             December 31,         December 31,
                                 1999                 1999
                          -------------------  ------------------

          Revenue                      $ 226               $ 524
          Gross profit                   188                 438
          Net loss                      (171)               (517)

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

     Allocation of minority interest purchase price to the intangible assets of Seagate Software

   In millions
   -------------------------------------------------------------------

   Distribution channel..........................................  $ 1
   Developed technology..........................................    1
   Goodwill......................................................   18
                                                                   ---
      Subtotal...................................................   20

   Deferred tax liability........................................   (1)
                                                                   ---
   Total.........................................................   19
                                                                   ===

   Compensation relating to stock purchased from employees
   Dollars in millions, except per share data
   -------------------------------------------------------------------

   Seagate Software options exercised and
     exchanged for Seagate Technology stock........................   3,723,015
   Plus: Seagate Software stock held for less than 6 months
     and exchanged for Seagate Technology stock....................      17,952
                                                                     ----------
   Total Seagate Software shares exchanged.........................   3,740,967
   Times: Exchange ratio into Seagate Technology stock.............        3.23
                                                                     ----------
   Number of Seagate Technology shares issued......................  12,083,323
                                                                     ----------

   Value per share of Seagate Technology common
     stock on October 20, 1999.....................................  $    29.00

   Less: Average price paid per Seagate Technology share...........  $    (5.50)
                                                                     ----------

   Average compensation expense per
     Seagate Technology share issued...............................  $    23.50
                                                                     ----------

   Total compensation expense......................................  $      284
                                                                     ==========

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

Exhibit
Number
_______

27       Financial Data Schedule (As amended June 14, 2000)