Form 10-K405
period 2000-06-30
SEAGATE TECHNOLOGY INC
filed 2000-08-23
CIK 354952

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of Common Stock on June 30, 2000 as reported by the New York Stock Exchange, was approximately $11.633 billion. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    The number of outstanding shares of the registrant's Common Stock on June 30, 2000 was 229,251,994.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders (the "Proxy Statement") are incorporated by reference to Part III of this form 10-K Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

ITEM 1. BUSINESS

GENERAL

     Seagate Technology, Inc. (the "Company" or "Seagate") designs, manufactures and markets products for storage, retrieval and management of data on computer and data communications systems. These products include rigid disc drives, tape drives and software. Businesses, other organizations and individuals use rigid disc drives as the primary medium for storing electronic information in computer systems ranging from desktop computers to data centers delivering information over corporate networks and the Internet. Seagate also designs, manufactures and markets tape drives and intelligent storage solutions and is a leading provider of business intelligence software. Seagate's advanced research and development capabilities, combined with its vertically integrated manufacturing facilities enables it to bring high quality, next generation information storage products to market.

     Seagate's rigid disc drive products currently include rigid disc drive models in the 3.5 inch form factor with capacities ranging from 4.3 gigabytes ("GB") to 73 GB. Seagate sells its products to original equipment manufacturers ("OEMs") for inclusion in their computer systems or subsystems, and to or through distributors, resellers, dealers, system integrators and retailers. Seagate has pursued a strategy of vertical integration and accordingly designs and manufactures rigid disc drive components including recording heads, discs, disc substrates and motors. It also assembles certain of the key subassemblies for use in its products including printed circuit board and head stack assemblies. Seagate's rigid disc drive products are currently manufactured offshore with limited production in the United States.

     Seagate believes that the growth of electronic data, driven by the Internet and e-commerce, will create the need for higher volumes of information storage products with greater capabilities. Intelligent storage solutions combine high performance rigid disc drives with sophisticated software to address high growth markets such as storage area networks, or SANs, and network attached storage, or NAS. Seagate expects the demand for intelligent storage solutions such as NAS and SAN to grow as the need for greater network storage capacity increases.

     As an extension of our core rigid disc drive business and to address Internet and e-commerce driven grown opportunities, we announced the formation of our Intelligent Storage Platforms group in May 1999. The Intelligent Storage Platforms group develops products for new network devices, the Internet, high performance servers and other information-centric computing applications. These solutions combine hardware, software and services to provide new products for Seagate's existing OEM and strategic distributor customer base and address the needs of emerging markets for storage and storage-related applications. In fiscal year 2000, the Intelligent Storage Platforms group was renamed and consolidated with some other business units of Seagate to form the Internet Solutions Group. In January 2000, Seagate strengthened its capabilities in intelligent storage solutions by acquiring XIOtech Corporation, a privately-held provider of storage area network products.

     The Company has also identified an opportunity for use of its products in consumer applications and in fiscal 2000 began developing products for storage intensive consumer applications by combining Seagate's expertise in storage technology with the development of core competencies in audio/visual ("A/V") recording, home networking, satellite and cable communications. Seagate has shipped more than 200,000 rigid disc drives for personal video recorder products. In July 2000, Seagate and Thomson Multimedia formed an independent company called CacheVision. CacheVision brings together the Company's product development activities and Thomson Multimedia's A/V technologies expertise and marketing presence to develop cost-optimized, time-to-market integrated systems to be incorporated into consumer electronic products such as televisions, set-top boxes, personal video recorders and DVD players. The Company expects to sell rigid disc drive products to CacheVision as an OEM customer. In July 2000 Seagate contributed certain of its optical technology for use in telecommunication switching applications to Iolon, Inc., a private venture-financed company, in exchange for a significant minority equity interest in Iolon.

     Additionally, to promote the development of next generation storage applications, in April 1999 Seagate announced the formation of Seagate Investments, Inc. This subsidiary, acting as a venture fund, provides seed capital and early round financing to software, services and hardware companies creating and developing complementary technologies in storage-intensive applications. To date, Seagate Investments, Inc. has made total investments of $36 million.

     Seagate anticipates that its broadened strategy may include additional acquisitions of, investments in and strategic alliances with complementary businesses, products and technologies to enable lower cost per megabyte, faster time to market, increased capacity, better performance characteristics and increased demand for its products.

PENDING GOING PRIVATE TRANSACTION AND MERGER

     On March 29, 2000, Seagate, Seagate Software Holdings, Inc. ("Seagate Software"), a subsidiary of Seagate, and Suez Acquisition Company (Cayman) Limited ("SAC"), an entity affiliated with, among others, Silver Lake Partners and Texas Pacific Group, entered into a Stock Purchase Agreement (the "Stock Purchase Agreement"), and Seagate, VERITAS Software Corporation ("VERITAS") and a wholly owned subsidiary of VERITAS entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement").

     Under the Stock Purchase Agreement, SAC has agreed to purchase for cash, all of the operating assets of Seagate and its consolidated subsidiaries, including Seagate's disc drive, tape drive and software businesses and operations and certain cash reserves, but excluding the approximately 128 million shares of VERITAS common stock currently held by Seagate Software and Seagate's equity investments in Gadzoox Networks, Inc., SanDisk Corporation, Veeco Instruments, Inc. and Lernout & Hauspie Speech Products N.V., to the extent held at the closing. In addition, under the Stock Purchase Agreement, SAC has agreed to assume substantially all of the operating liabilities of Seagate and its consolidated subsidiaries. This transaction is referred to herein as the SAC transaction.

     Under the Merger Agreement, immediately following and contingent upon the consummation of the SAC transaction, a wholly-owned subsidiary of VERITAS will merge with and into Seagate, with Seagate to survive the merger and to become a wholly-owned subsidiary of VERITAS. This transaction is referred to herein as the Merger. VERITAS is not acquiring Seagate's disc drive business or any other Seagate operating business. In the Merger, the Seagate stockholders will receive merger consideration consisting of VERITAS common stock and cash. The Merger is intended to qualify as a tax-free reorganization.

     On March 29, 2000, Seagate, VERITAS and SAC entered into an Indemnification Agreement, pursuant to which these entities and certain other subsidiaries of Seagate have agreed to certain indemnification provisions regarding tax and other matters that may arise in connection with the SAC transaction and the Merger. Also on March 29, 2000, VERITAS and SAC entered into a letter agreement, pursuant to which VERITAS agreed to a no-shop provision and an alternative termination fee provision.

     All of the transactions contemplated by the SAC transaction and the Merger are herein referred to as the VERITAS/Silver Lake transaction. The VERITAS/Silver Lake transaction is expected to close in the second quarter of fiscal year 2001, subject to the approval of the VERITAS stockholders and Seagate stockholders, funding of the debt commitments and clearance by the United States Securities and Exchange Commission, as well as other customary closing conditions. Seagate expects that while the VERITAS/Silver Lake transaction is pending, the value of Seagate common stock will depend primarily on the value of VERITAS common stock.

MARKETS FOR INFORMATION STORAGE AND RETRIEVAL

     The amount of data stored and accessed electronically has been growing due to the increased amount of data created as a result of the growth of the Internet, the increased volume of shared information made possible by the growth of high speed broadband communications, the development of sophisticated software applications to generate and manage increasing volumes of data, and the development of new consumer applications incorporating high quality audio and video, which require much greater storage capacity than text data. We believe that rigid disc drives are used as the primary devices for storing electronic data.

     - The Internet. The Internet has had a substantial impact on businesses worldwide. Its expansion has created access to information at accelerated rates. Numerous companies have installed sophisticated web sites, corporate intranets and e-mail systems as critical parts of their information technology systems, all of which require substantial storage capacity. In the emerging field of electronic commerce, the volume of data packets distributed over the Internet among businesses' networked computer systems is expected to grow rapidly to handle interactive, simultaneous exchanges of information between and among businesses, customers and suppliers.

     - Broadband Communications. The proliferation of high-speed, worldwide communications networks between businesses and consumers has substantially increased the amount of electronic information delivered and stored. New Internet-based businesses such as application service providers and web hosting providers have emerged to deliver high performance applications over the Internet using broadband communications. Broadband connectivity will also facilitate the proliferation of highly data intensive applications such as video conferencing. High-speed communications enhances the need for high performance information storage.

     - High-end Software Applications. Businesses have implemented high-end software such as enterprise resource planning, supply chain management and groupware or electronic mail as mission-critical applications that help run day-to-day operations. These applications generate voluminous amounts of data, and storing and backing-up this mission-critical information is becoming one of the largest components of corporate information technology budgets.

     - New Consumer Applications. New types of data such as graphic images and high-fidelity audio and video are being converted into digital format and create a need for greater storage capacity. Emerging consumer devices such as MP3 players, digital video recorders, and next-generation television set top boxes retrieve audio and video data through an Internet connection and store the data locally on the device for playback. These devices and other emerging applications, such as video conferencing, voice recognition and natural language processing, are highly data intensive. Storing, managing and protecting mission-critical data has become increasingly important to the success of virtually all businesses and large organizations. The market for information storage devices is characterized by changing technology and evolving industry standards, and is highly competitive with respect to timely innovation.

     We compete in five major sectors of the information technology industry: rigid disc drives, intelligent storage solutions, consumer information storage devices, tape drives and business intelligence software.

     RIGID DISC DRIVES

     Rigid disc drives comprise the largest sector of the information storage industry and are the leading medium for storing electronic data. Rigid disc drives are integrated in various products in three main markets:

     - Enterprise. The enterprise market includes high performance workstations, servers, minicomputers, mainframes and redundant array of inexpensive drives ("RAID") subsystems. Applications that run on enterprise systems are characterized by compute-intensive and data-intensive solutions, such as network management, large database management systems, scientific applications and small to medium-sized business applications such as materials requirement planning, payroll, general ledger systems and related management reports. Enterprise systems typically require rigid disc drive storage capacities of 9 GB and greater per drive, average seek times of 8 milliseconds ("msec") or less and rotation speeds of 7,200 rpm to 15,000 rpm. Due to the leading edge characteristics required by end-users of enterprise systems, manufacturers of these systems emphasize performance as well as price as the key selling points. The enterprise market is characterized by higher value-added products than those that prevail in the desktop market. Users of these systems may also utilize a RAID. A RAID combines multiple small drives into an array of disc drives which yield performance equal to or exceeding a single high performance drive. The array of drives appears to the computer as a single storage drive.

     - Desktop. The desktop market includes all desktop or deskside personal computers, which are used in a number of environments, ranging from homes to small and large businesses. The personal computer is in the process of evolving from a traditional computing device into a computing and communications appliance. In addition to being the primary storage device in virtually all desktop personal computers, desktop rigid disc drives will increasingly be used in non-personal computer environments, such as new consumer audio and video applications.

     - Mobile. The mobile market includes portable notebook personal computers, hand-held computers and personal digital assistants, which may use 1.0 inch, 1.8 inch or 2.5 inch rigid disc drives, and require rigid disc drives with low power consumption and high durability. Although we do not currently manufacture products for the mobile computing market, we will continue our research and development in this area, and may reenter the market at a future date.

     The rigid disc drive industry is characterized by continuous technological change and low-cost, high-volume manufacturing. While technological change is frequent and product cycles in rigid disc drives have been as short as six months, innovation in rigid disc drive technology is primarily incremental in nature. Much of the fundamental innovation in rigid disc drives today centers around increasing their storage capacity by increasing areal density through refinements in certain key component technologies, such as those related to read/write heads, recording media and motors.

     In addition to requiring advanced technology, the rigid disc drive industry is capital intensive, thereby forcing major suppliers to have the cost advantages of large, global manufacturing facilities to be competitive. The major customers in the rigid disc drive industry rely on rigid disc drives as critical subsystems within computer and data communications equipment. Customers are extremely cost-sensitive and require high production volumes, with high quality and reliability standards. All of these factors present significant competitive barriers for smaller suppliers and potential new entrants.

     INTELLIGENT STORAGE SOLUTIONS

     The growth of e-commerce, data and the need for complex storage solutions have spurred the evolution of new storage and data management technologies. These new solutions combine high performance storage products comprised principally of rigid disc drives and tape drives with sophisticated software and communications technologies. The markets for these solutions are expected to grow rapidly. Intelligent storage solutions include:

     - Storage Area Networks. Increasingly, businesses require large volumes of information stored on networks to be transferred at extremely high speeds either for use with high performance software applications or for back-up purposes. To achieve this higher performance, businesses are offloading some network traffic to dedicated storage area networks, or SANs. A SAN is a networking architecture which allows data to move efficiently and reliably between multiple storage devices and servers through a local area network, or LAN. This technology connects a network of servers to a network of storage servers, reducing bottlenecks and increasing users' access to storage. SANs require new generations of data communications equipment and data storage devices to service the high data availability needs of enterprises.

     - Network Attached Storage. An evolution has begun toward network attached storage, or NAS, and away from server attached storage. In server attached storage corporate network, information is primarily stored on rigid disc drives attached to general purpose servers. NAS appliances are intelligent storage devices that combine an array of rigid disc drives with certain basic server functions that are specialized for storing and serving data files. NAS is a storage architecture featuring a device that allows users to plug storage devices directly into a network without increasing demands on the file server or requiring a separate file server. NAS devices reduce demands on servers and are often a lower-cost alternative to buying general purpose servers or adding rigid disc drives to existing servers.

     CONSUMER INFORMATION STORAGE DEVICES

     High performance computing and communications functions and, increasingly, rigid disc drives are being incorporated into consumer appliances such as video games, digital video recorders and advanced television set-top boxes. In addition, faster Internet connectivity has stimulated consumers to download greater amounts of data, images, video and sound. These trends have expanded the market for rigid disc drives from personal and laptop computers to new consumer and entertainment appliances.

     TAPE DRIVES

     Tape drives use removable tape cartridges that store and protect large volumes of data inexpensively and reliably. Less frequently used data is often migrated from rigid disc drives to tape drives. Tape drives are used in both enterprise and desktop computer systems needing dedicated backup storage that combines high capacity, portability, low cost and reliability.

     BUSINESS INTELLIGENCE SOFTWARE

     Business intelligence software provides users with the ability to access and analyze information, which is typically contained in a data warehouse, by using technologies such as enterprise reporting, online analytical processing, statistical analysis, forecasting and data searching. The business intelligence software sector is one of the fastest growing in the software industry.

RIGID DISC DRIVE TECHNOLOGY OVERVIEW

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

     Rigid disc drive performance is commonly assessed by five key characteristics:

     - average seek time, commonly expressed in milliseconds, which is the time needed to position the heads over a selected track on the disc surface;

     - media data transfer rate, commonly expressed in megabytes per second, which is the rate at which data is transferred to and from the disc;

     - storage capacity, commonly expressed in megabytes or gigabytes, which is the amount of data that can be stored on the disc;

     - spindle rotation speed, commonly expressed in revolutions per minute, which has an effect on speed of access to data; and

     - interface transfer rate, commonly expressed in megabytes per second, which is the rate at which data moves between the disc drive and the computer controller.

     Read/write heads, mounted on an arm assembly similar in concept to that of a record player, fly extremely close to each disc surface and record data on and retrieve it from concentric tracks in the magnetic layers of the rotating discs.

     Upon instructions from the drive's electronic circuitry, a head positioning mechanism (an "actuator") guides the heads to the selected track of a disc where the data will be recorded or retrieved. The disc drive communicates with the host computer through an internal controller. Disc drive manufacturers may use one or more of several industry standard interfaces, such as Small Computer System Interface ("SCSI"), Advanced Technology Architecture ("ATA") and Fibre Channel -- Arbitrated Loop ("FC-AL").

     Areal density is a measure of storage capacity per square inch on the recording surface of a disc. It represents the number of bits of information on a linear inch of the recording track (specified in bits per inch or bpi) multiplied by the number of recording tracks on a radial inch of the disc. Current areal densities are sufficient to meet the requirements of most applications today. However, the long-term demand for increased drive capacities is expected to increase at an accelerating rate, since sound and moving pictures require many times the storage capacity of simple text. Seagate has and continues to aggressively pursue a range of technologies to increase areal densities across the entire range of its products not only to increase drive capacities, but also to allow the elimination of components at a stated capacity as areal density increases, thus reducing costs. As a result, Seagate drives today use advanced signal processing techniques such as Partial Response Maximum Likelihood ("PRML"), read/write channels, advanced servo systems, higher precision mechanics and advanced head technologies. To attain greater areal densities, Seagate incorporates giant magneto-resistive ("GMR") heads into its disc drives. GMR heads have discrete read and write structures which take advantage of special magnetic properties in certain metals to achieve significantly higher storage capacities. There can be no assurance that Seagate's GMR head development effort will continue to be successful. See "Product Development."

PRODUCTS

     RIGID DISC DRIVES

     Seagate produces a broad line of rigid disc drives in the 3.5 inch form factor with capacities ranging from 4.3 GB to 73 GB. Seagate provides more than one product at some capacity points and differentiates products on a price/performance basis. Seagate believes that its broad range of rigid disc drives is particularly appealing to customers, such as large OEMs, which require a wide variety of drive capacities, performance levels and interfaces. Producing for several market sectors also broadens Seagate's customer base and reduces Seagate's reliance on any one sector of the computer market. Seagate continues to devote its resources to developing products with industry leading performance characteristics and to being among the first to introduce such products to market. Seagate continuously seeks to enhance its market presence in emerging sectors of the rigid disc drive market by drawing on its established capabilities in high-volume, low-cost production. Seagate believes it offers the broadest range of rigid disc storage products available. In addition, Seagate offers warranty and out-of-warranty repair service to users of its disc drives.

     Enterprise

     Users of Enterprise disc drives for use in server and multi-user systems generally require capacities of 9 GB and greater per drive with average seek times of 8 msec or less and rotation speeds of 7,200 rpm to 15,000 rpm. Workstation systems typically require rigid disc drive storage capacities of 9 GB and greater per drive, average seek times of 8 msec or less and rotation speeds of 7,200 rpm to 15,000 rpm. For the server, multi-user, workstation and RAID applications, disc drive products are typically designed into these systems by the OEM with emphasis on performance, reliability and capacity. Server, multi-user and RAID applications incorporate data storage subsystems that contain large numbers of disc drives. Because data integrity is paramount, high device reliability and maintainability are key features. Internet, intranet, mainframe and supercomputer systems also benefit from very high data transfer rates (up to ten times that in small computer systems).

                              ENTERPRISE PRODUCTS

-----------------------------------------------------------------------------------------------------
                            FISCAL QUARTER    STORAGE
      PRODUCT NAME            INTRODUCED      CAPACITY                     FEATURES
-----------------------------------------------------------------------------------------------------
Barracuda 18LP              3rd Qtr. 1999       18 GB     7,200 rpm, Ultra SCSI/Fibre Channel
Barracuda 18XL              2nd Qtr. 2000       18 GB     interface, read seek times ranging from 5.9
Barracuda 36                4th Qtr. 1999       36 GB     to 7.4 msecs
Barracuda 50                4th Qtr. 1999       50 GB
-----------------------------------------------------------------------------------------------------
Cheetah 18LP                4th Qtr. 1999       18 GB     10,000 rpm, Ulta SCSI/Fibre Channel
Cheetah 18XL                4th Qtr. 2000       18 GB     interface, read seek times ranging from 5.2
Cheetah 36                  1st Qtr. 2000       36 GB     to 5.7 msecs
Cheetah 36LP                3rd Qtr. 2000       36 GB
Cheetah X15                 4th Qtr. 2000       18 GB     15,000 rpm
-----------------------------------------------------------------------------------------------------
Cheetah 73                  3rd Qtr. 2000       73 GB     10,000 rpm, Ultra SCSI/Fibre Channel
                                                          interface, high-end file servers,
                                                          mainframe-attached storage and SAN systems
-----------------------------------------------------------------------------------------------------

     Desktop

     Seagate believes the minimum storage requirements in the past year for entry-level personal computers were generally 4.3 GB of formatted capacity with seek times in the sub-11 msec range. The entry level capacities continue to increase. In addition, users of personal computers have become increasingly price sensitive. Seagate's objective for the personal computer market is to design drives for high-volume, low-cost manufacturing. Seagate divides the desktop market into three sectors: entry-level, mainstream and value performance.

                                DESKTOP PRODUCTS

-----------------------------------------------------------------------------------------------------
                            FISCAL QUARTER    STORAGE
      PRODUCT NAME            INTRODUCED      CAPACITY                     FEATURES
-----------------------------------------------------------------------------------------------------
U4 Product Family           4th Qtr. 1999      8.4 GB     5,400 rpm, Ultra ATA/66 interface, low
(entry-class and                               6.4 GB     acoustics, and Seagate's soft SeaShield
mainstream desktop)                            4.3 GB     cover for additional handling protection
                                               2.1 GB
-----------------------------------------------------------------------------------------------------
Barracuda ATA products:
  Barracuda ATA 28040       1st Qtr. 2000       28 GB     7,200 rpm, Ultra ATA/66 interface,
  Barracuda ATA 20430                         20.4 GB     SeaShield, G-Force Protection for Desktop
  Barracuda ATA 13620                         13.6 GB     enhancements to increase durability, and
  Barracuda ATA 10220                         10.2 GB     Drive Self Test in the firmware
  Barracuda ATA 6810                           6.8 GB
-----------------------------------------------------------------------------------------------------
U8                          2nd Qtr. 2000      4.3 GB     ATA 66 and the 3D Defense System that
                                               8.4 GB     offers disc, data and diagnostic protection
                                                13 GB     for all Desktop disc drives
                                              17.2 GB
-----------------------------------------------------------------------------------------------------
U10                         3rd Qtr. 2000     10.1 GB     ATA 66 and the 3D Defense System that
                                              15.2 GB     offers disc, data and diagnostic protection
                                              20.3 GB     for all Desktop disc drives
-----------------------------------------------------------------------------------------------------
U5                          1st Qtr. 2001       10 GB     ATA/100 and the "sound barrier technology,"
                                                15 GB     SBT, that lowers acoustic emissions to
                                                20 GB     almost imperceptible levels
                                                30 GB
                                                40 GB
-----------------------------------------------------------------------------------------------------

     Intelligent Storage

     Products in this area will combine hardware consisting of a boxed array of high performance Enterprise disc drives with software and communications interfaces. The Company's initial products derive from its recent acquisition of XIOtech and a collaboration with Cobalt Networks, Inc.

                          INTELLIGENT STORAGE PRODUCTS

-----------------------------------------------------------------------------------------
                      FISCAL QUARTER      STORAGE
    PRODUCT NAME        INTRODUCED       CAPACITY                   FEATURES
-----------------------------------------------------------------------------------------
STORAGE AREA NETWORK
-----------------------------------------------------------------------------------------
XIOtech -- MAGNITUDE  3rd Qtr. 1998     Up to 4.6TB    Based on XIOtech's Real-Time Data
                                                       Intelligence (REDI) Storage
                                                       Architecture, which implements
                                                       storage virtualization
-----------------------------------------------------------------------------------------
NETWORK ATTACHED
  STORAGE
-----------------------------------------------------------------------------------------
NasRaq:
  ST5620NTS           4th Qtr. 2000           56 GB    Rack mounted server appliance that
  ST6020NTS           1st Qtr. 2001           60 GB    provides entry level network
                                                       attached storage; OEM product with
                                                       Cobalt Networks, Inc.
-----------------------------------------------------------------------------------------

     TAPE DRIVES

     Tape drives are peripheral hardware devices which enable low cost storage and protection of large volumes of data through the use of small tape cartridges. Computer systems of all types increasingly need dedicated backup storage peripherals that combine high capacity, high performance, low cost and reliability. Seagate markets a broad line of Travan, Digital Audio Tape ("DAT"), and Linear Tape Open drives ("LTO") with capacities of up to 240 GB for a wide range of backup and removable storage needs. Seagate currently produces backup solutions for market segments from high performance workstations and midrange servers to enterprise-class servers and complete tape library systems. Seagate offers tape products through a variety of channels including OEMs, distributors, value added resellers ("VARs"), resellers and system integrators. Seagate works closely with OEMs to customize storage solutions that meet their customers' needs. The Scorpion DAT drives are manufactured for Seagate by Matsushita-Kotobuki Electronics Industries, Ltd. ("MKE") in Japan. In addition, Seagate offers warranty and out-of warranty repair service to users of its tape drives.

                                 TAPE PRODUCTS

--------------------------------------------------------------------------------------------
                                          STORAGE
             PRODUCT NAME                 CAPACITY                   FEATURES
--------------------------------------------------------------------------------------------
TRAVAN DRIVES
--------------------------------------------------------------------------------------------
Hornet(R) Travan                         up to 20 GB  Drives for workstations and small
                                                      servers. SCSI or IDE interfaces
--------------------------------------------------------------------------------------------
Hornet Travan Network Series (NS)        up to 20 GB  Drives for small servers;
                                                      read-while-write technology and
                                                      hardware data compression
--------------------------------------------------------------------------------------------
DAT DRIVES
--------------------------------------------------------------------------------------------
Scorpion(R) DAT                         up to 240 GB  Drives and autoloaders for servers and
                                                      workstations; 40 GB per cartridge
--------------------------------------------------------------------------------------------
LINEAR TAPE OPEN (LTO) DRIVES
--------------------------------------------------------------------------------------------
Ultrium format:                           up to 2 TB  Drives and autoloaders for midrange
  Viper(R)                                            and enterprise servers; ideal for tape
                                                      libraries; 200 GB per cartridge;
                                                      anticipate shipping in fiscal 2001
--------------------------------------------------------------------------------------------

     Linear Tape Open (LTO)

     Seagate, Hewlett-Packard Company and International Business Machines Corporation ("IBM"), created LTO technology, a powerful, scaleable, open tape architecture that is expected to meet the growing storage demands of midrange to enterprise-class servers with up to 200 GB of data per cartridge. Seagate anticipates shipping the Ultrium format in fiscal 2001.

     SOFTWARE

     Seagate Software Information Management Group, Inc., a subsidiary of Seagate ("IMG"), develops, markets and supports end user and enterprise software, which enables business users, developers and information technology professionals to access, analyze, report on and distribute enterprise information. Headquartered in Scotts Valley, California, IMG has 28 offices and operates in 14 countries worldwide.

     IMG's product family is designed as one integrated platform that enables access, analysis, interpretation and distribution of data in order to make effective business decisions. The products are used for creating, implementing and deploying enterprise information solutions in an application, on a desktop or across an organization. IMG's products are designed to work in the most current "e-Business" architectures and for flexible deployment using the Web. They support most data sources, including operational or legacy data stores, data marts, data warehouses, e-commerce systems, enterprise resource planning ("ERP") systems, customer relationship management ("CRM") systems, business intelligence ("BI") systems and many other computer software applications. IMG's product family includes:

     Enterprise Products

     - Seagate Info(R) -- Seagate Info is delivered as a complete suite of reporting and analysis tools built upon a scalable and extensible infrastructure that allows Internet, intranet, extranet and traditional client-server deployment. Seagate Info integrates all of IMG's software products and delivers the appropriate information across the enterprise. Seagate Info provides decision-makers with shared access on demand, ad-hoc or managed reporting and analysis capabilities. As a result users have fast and easy access to information.

     - Partner Solution Kits -- A series of toolkits and packages that enable closer integration with IMG's partners' products. Most kits include data access drivers, sample reports and data structures, and may include special documentation, support and services. Current packages are available for Microsoft BackOffice, SAP R/3 and Baan ERP.

     Desktop Products

     - Seagate Crystal Reports(R) -- Crystal Reports provides query, report design, application development and web report publishing functions. Provided in a range of versions for both developers and end-users, Crystal Reports allows users to access most types of structured data, format, design, and process a variety of reports, integrate these reports into web, windows and enterprise applications and distribute reports to end users.

     - Seagate Crystal Analysis(TM) -- Based on Crystal Reports, Crystal Analysis combines end user ad hoc query, analytic reporting and on-line analytical processing ("OLAP") analysis, as well as Microsoft Excel integration, all in one simple end user focused interface. Crystal Analysis is a family of client tools that can be used as an extension to any other piece of the IMG product family.

     Analytic Applications Products

     - Seagate Holos(R) -- Seagate Hs is an advanced analytic application development and deployment environment, designed to handle very large amounts of relational and multi-dimensional data. Seagate Holos enables the modeling of large amounts of data with complex business logic and then provides multiple views of the data to enable analysis, expose trends, and accelerate the process of decision-making. Seagate Holos integrates with and extends the Enterprise product family.

     - Analytic Application Templates -- A collection of templates built for the Enterprise product family that accelerate customer adoption and success with IMG products. Designed to address common enterprise needs and current market demand, the current templates include applications for customer profiling, balanced scorecard, budgeting, and telecommunications billing analysis. These packages include reports, OLAP data structures and a framework of business logic to begin a successful implementation.

MARKETING AND CUSTOMERS

     Seagate sells its products primarily to OEMs and distributors. OEM customers incorporate Seagate drives into computer systems for resale. OEMs either manufacture and assemble computer system components into computer systems, purchase components to build their systems, or purchase complete computer systems and integrate the drives and other hardware and software. Distributors typically sell Seagate disc drives to small OEMs, dealers, system integrators and other resellers. Certain resellers to which Seagate directly sells its products also resell Seagate drives as part of enhanced packages (e.g., an add-on kit for a computer or as part of their own computers). Shipments to OEMs were 67% of disc drive revenue in the fiscal year ending June 30, 2000 ("fiscal 2000") and 65% of disc drive revenue in each of the fiscal years ending July 2, 1999 ("fiscal 1999") and July 3, 1998 ("fiscal 1998"). Sales to Compaq Computer Corporation accounted for approximately 17%, 17% and 13% of Seagate's consolidated revenue in fiscal 2000, 1999 and 1998, respectively. No other customer accounted for 10% or more of consolidated revenue in fiscal 2000, 1999 or 1998.

     OEMS

     OEM customers typically enter into purchase agreements with Seagate. These agreements provide for pricing, volume discounts, order lead times, product support obligations and other terms and conditions, usually for periods of 12 to 24 months, although product support obligations generally extend substantially beyond this period. These master agreements typically do not commit the customer to buy any minimum quantity of products. Deliveries are scheduled only after receipt of purchase orders. In addition, with limited lead time, customers may cancel or defer most purchase orders without significant penalty. Anticipated orders from many of Seagate's customers have in the past failed to materialize or OEM delivery schedules have been deferred or altered as a result of changes in their business needs, such as extensive use of just-in-time warehouse locations. Such order fluctuations and deferrals have had a material adverse effect on Seagate's operations in the past, and there can be no assurance that Seagate will not experience such adverse effects in the future.

     DISTRIBUTORS

     In fiscal 1999, Seagate launched its Distribution Partnership Program. Under this program, Seagate has selected a limited number of key distributors, predominately in North America with which it jointly develops marketing programs targeted at VAR, resellers and systems integrators. Shipments to these key distributors are on a consignment basis whereby Seagate's inventory held by these distributors is still owned by Seagate and Seagate's revenue recognition is delayed until the product is utilized by the distributor to fill an end-user order.

     Seagate's distributors outside of North America generally enter into non-exclusive agreements for the redistribution of Seagate's products. They typically furnish Seagate with a non-binding indication of their near-term requirements and product deliveries are generally scheduled based on a weekly confirmation by the distributor of its requirements for that week. The agreements typically provide the distributors with price protection with respect to their inventory of Seagate drives at the time of a reduction by Seagate in its selling price for the drives, and also provide limited rights to return the product.

     SERVICE AND WARRANTY

     Seagate warrants its products against defects in design, materials and workmanship by Seagate generally for one to five years depending upon the capacity category of the drive, with the higher capacity products being warranted for the longer periods. Seagate's products are refurbished or repaired at its facilities located in Oklahoma City, Singapore, Malaysia and Mexico.

     SALES OFFICES

     Seagate maintains sales offices throughout the United States and in Australia, China, England, France, Germany, Ireland, Japan, Singapore, Spain, Sweden, and Taiwan. Foreign sales are subject to certain controls and restrictions, including, in the case of certain countries, approval by the office of Export Administration of the United States Department of Commerce and other United States governmental agencies.

BACKLOG

     In view of customers' rights to cancel or defer orders with little or no penalty, Seagate believes backlog in the disc drive industry may be misleading. Seagate's backlog includes only those orders for which a delivery schedule has been specified by the customer. Because many customers place large orders for delivery throughout the year, and because of the possibility of customer cancellation of orders or changes in delivery schedules, Seagate's backlog as of any particular date is not indicative of Seagate's potential sales for any succeeding fiscal period. Seagate's order backlog at June 30, 2000 was approximately $1.210 billion compared with approximately $862 million at July 2, 1999.

MANUFACTURING

     Seagate's business objectives require it to establish manufacturing capacity in anticipation of market demand. The key elements of Seagate's manufacturing strategy are: high-volume, low-cost assembly and test; vertical integration in the manufacture of selected components; and establishment and maintenance of key vendor relationships. The highly competitive disc drive industry requires that Seagate manufacture significant volumes of high-quality drives at low per unit cost. To do this, Seagate must rapidly achieve high manufacturing yields and obtain uninterrupted access to high-quality components in required volumes at competitive prices.

     OVERVIEW OF DISC DRIVE MANUFACTURING

     Manufacturing of Seagate's rigid disc drives is a complex process, requiring a "clean room" environment, the assembly of precision components within narrow tolerances and extensive testing to ensure reliability. The first step in the manufacturing of a rigid disc drive is the assembly of the actuator mechanism, heads, discs, and spindle motor in a housing to form the head-disc assembly (the "HDA").

     Seagate believes that it must continue to develop automated manufacturing processes in order to remain competitive. Seagate has undertaken an extensive process to centralize and rationalize its manufacturing operations over the past three years, which has included, among other things, closure of some manufacturing facilities and reductions in force. Seagate intends to continue to evaluate those steps in the manufacturing process that would benefit from automation. There can be no assurance that Seagate's efforts to develop and improve its automated manufacturing processes will be successful. Any failure of Seagate to continue to develop and improve its automated manufacturing processes could have a material adverse effect on Seagate's business.

     The cost, quality and availability of certain components including recording heads, media, application specific integrated circuits ("ASICs"), spindle motors, actuator motors, printed circuit boards and custom semiconductors are critical to the successful production of disc drives. Seagate's design and vertical integration have allowed it to internally manufacture substantial percentages of its critical components other than ASICs and motors. Seagate's objectives of vertical integration are to maintain control over component technology, quality and availability, and to reduce costs. Seagate believes that its strategy of vertical integration gives it an advantage over other disc drive manufacturers. However, this strategy entails a high level of fixed costs and requires a high volume of production to be successful. During periods of decreased production, these high fixed costs in the past have had and in the future could have a material adverse effect on Seagate's results of operations.

     Seagate evaluates the need for second sources for all of its components on a case-by-case basis and, where it is deemed desirable and feasible to do so, secures multiple sources. Seagate has experienced production delays when unable to obtain sufficient quantities of certain components or assembly capacity. For example, Seagate has recently experienced difficulty in obtaining a sufficient supply of ASICs to meet production demands. Seagate attempts to maintain component inventory levels adequate for its short-term needs. However, an inability to obtain essential components, if prolonged, would adversely affect Seagate's business.

     HEADS

     Assembly of the HDA involves a combination of manual and semiautomated processes. After the HDA is assembled, a servo pattern is magnetically recorded on the disc surfaces. Upon completion, circuit boards are mated to the HDA and the completed unit is thoroughly tested prior to packaging and shipment. Final assembly and test operations of Seagate's disc drives take place primarily at facilities located in Singapore, Malaysia, China, Minnesota and Oklahoma. Subassembly and component operations are performed at Seagate's facilities in Singapore, Malaysia, Thailand, Minnesota, California, Northern Ireland, and Mexico. In addition, independent entities manufacture or assemble components for Seagate in the United States, Europe and various Asian countries including Japan, Korea, China, the Philippines, Singapore, Malaysia, Taiwan and Thailand.

     All three primary stages of manufacturing for GMR recording heads are carried out at Seagate's facilities. These three stages are wafer production, slider fabrication and head gimbal assembly. While the majority of its requirements for magnetic recording heads are produced internally, Seagate may purchase up to 20% of its heads from third party suppliers to afford it access to the widest possible head technology available. However, Seagate plans to continue to manufacture the majority of its head requirements internally.

     DISCS

     For disc, or media, production Seagate purchases aluminum substrate blanks from third parties mainly in Japan. These blanks are machined, plated and polished to produce finished substrates at Seagate's plants in Mexico and Northern Ireland. Seagate's media manufacturing plants in California and Singapore put these substrates through the manufacturing processes necessary to deposit the magnetic storage layer, the protective carbon overcoat and the lubricant as well as to achieve the proper degree of final surface smoothness and also carry out the quality assurance activities necessary to deliver finished media to Seagate's disc drive manufacturing plants. Seagate's internal media manufacturing operations supply the majority of its needs for media but media is also purchased from third party suppliers located in the United States and Asia.

     MOTORS, ASICs AND PCBs

     Spindle motors are sourced principally from outside vendors in Asia. Seagate participates in the design of all of its ASICs for motor and actuator control. It designs all or part of many of the other ASICs in the drive such as interface controllers, read/write channels and pre-amplifiers, and procures these from third parties. The vast majority of the high-volume surface-mount printed circuit assemblies are assembled internally.

     PRODUCTION OUTSIDE OF THE UNITED STATES

     Because of the significant fixed costs associated with the manufacture of its products and components and the industry's history of declining prices, Seagate must continue to produce and sell its disc drives in significant volume, continue to lower manufacturing costs and carefully monitor inventory levels. Toward these ends, Seagate continually evaluates its components and manufacturing processes as well as the desirability of transferring volume production of disc drives and related components between facilities, including transfer overseas to countries where labor costs and other manufacturing costs are significantly lower than in the United States, principally Singapore, Thailand, Malaysia and China. Frequently, transfer of production of a product to a different facility requires qualification of such new facility by certain of Seagate's OEM customers. There can be no certainty that such changes and transfers will be implemented on a cost-effective basis without delays or disruption in Seagate's production and without adversely affecting Seagate's results of operations.

     Offshore operations are subject to certain inherent risks, including delays in transportation, changes in governmental policies, tariffs, import/export regulations, and fluctuations in currency exchange rates in addition to geographic limitations on management controls and reporting. There can be no assurance that the inherent risks of offshore operations will not adversely affect Seagate's future operating results. During fiscal 1998, several Asian currencies significantly declined in value relative to the United States dollar. As a result during fiscal 1998, Seagate was required to mark-to-market a portion of its foreign currency forward exchange contracts that it had taken out as a hedge of these currencies and recorded a $76 million charge against income. As of June 30, 2000, Seagate had no outstanding foreign currency forward exchange or purchased currency option contracts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Disclosures about Market Risk." Certain of Asian countries, as well as Mexico and Northern Ireland, in which Seagate operates have experienced political unrest and Seagate's operations have been adversely affected for short periods of time.

PRODUCT DEVELOPMENT

     Seagate's strategy for new products emphasizes developing and introducing on a timely and cost effective basis products that offer functionality and performance equal to or better than competitive product offerings. The rigid disc drive industry is characterized by ongoing, rapid technological change, relatively short product life cycles and rapidly changing user needs. Seagate believes that its future success will depend upon its ability to develop, manufacture and market products which meet changing user needs, and to successfully anticipate or respond to changes in technology and standards on a cost-effective and timely basis. Accordingly, Seagate is committed to the development of new component technologies, new products, and the continuing evaluation of alternative technologies.

     No assurance can be given that Seagate will be able to successfully complete the design or introduction of new products in a timely manner, that Seagate will be able to manufacture new products in volume with acceptable manufacturing yields, or successfully market these products, or that these products will perform to specifications on a long-term basis. Failure to meet any of the above objectives in a timely manner has in the past and may in the future have a material adverse effect on Seagate's business and results of operations.

     During the fiscal years ended June 30, 2000, July 2, 1999 and July 3, 1998, Seagate's product development expenses were $587 million, $581 million and $585 million, respectively.

     DISC DRIVES

     Seagate develops new disc drive products and the processes to produce them at four locations: Longmont, Colorado; Oklahoma City; Shakopee, Minnesota and Singapore. Generally speaking, Longmont and Singapore are responsible for development of 3.5 inch form factor drives intended for desktop personal computer systems; Oklahoma City is responsible for development of 3.5 inch disc drives with capacities and interfaces intended for use in minicomputers, supermicrocomputers, workstations and file servers; and Shakopee is responsible for 3.5 inch products principally intended for use in systems ranging from workstations and superminicomputers to mainframe and supercomputers.

     Seagate is increasing its focus on research and development and has realigned its disc drive development process. This structured new product development process is designed to speed new products to market through predictable and repeatable methodologies.

     Seagate believes that vertical integration in strategic technologies is a key competitive advantage to maintaining a leadership position in today's rapidly changing markets. Seagate has focused its component research and development efforts in four main areas: heads, media, motors and ASICs. The major emphasis of this research and development effort is higher capacity, reduced size and power consumption, improved performance and reliability, and reduced cost.

     Seagate Research. In 1998 Seagate established a research facility based in Pittsburgh, Pennsylvania. The vision of Seagate Research is dedicated to extending the limits of magnetic and optical recording and exploring alternative data storage technologies.

     Advanced Concepts Group. Seagate also has an Advanced Concepts program which focuses Seagate's disc drive and component research efforts into three areas that specialize in developing and staging advanced technologies for future data storage products. The three areas are recording subsystems including heads and media, market specific product technology, and technology focused towards new business opportunities. The primary charter of Advanced Concepts is to ensure timely availability of mature component and subsystem technologies to Seagate's product development teams and allow Seagate to leverage and coordinate those technologies across products.

     Advanced Manufacturing Group. Seagate has embarked on a significant change in its approach to process development. Consistent with the formation of the Advanced Concepts group in Development Engineering, Seagate has formed an Advanced Manufacturing group in Manufacturing Engineering. The primary focus is best-in-class operational performance. This group focuses the efforts of the process development groups within Seagate on one process capable of building all of Seagate's drives on any of Seagate's disc drive assembly lines. In addition, the group focuses on benchmarking best-in-class performance, evaluation of new materials and state of the art process control systems. Seagate believes that its future success is linked to its ability to reduce supply lines, respond to demand changes, and ultimately provide the highest quality products to its customers.

     Recording Heads

     Seagate's head research and development efforts are focused on increasing recording densities, reducing the size and mass of the slider, developing microactuator suspensions and assembly technology for reduced head size, reducing cost and increasing reliability. This research and development includes substantial effort to develop and manufacture GMR heads and advanced air bearing sliders for high areal density and small form factor products. There can be no assurance that Seagate's head development efforts will be successful and a failure of Seagate to successfully manufacture and market products incorporating its advanced head technology in a timely manner could have a material adverse effect on Seagate's business and results of operations.

     Disc Drive Media

     Media research and development is primarily related to achieving higher areal densities consistent with the efforts undertaken in the head operations of Seagate as well as developing the capability to produce media of reduced dimensions from those of current main-stream products. These media research and development efforts are subdivided into several main approaches to achieving these goals: developing smoother, flatter substrates that permit lower head flying heights; developing thinner, smaller-diameter substrates to support development of physically smaller disc drives; developing improved magnetic storage alloys, overcoat materials and surface lubricants that permit higher coercivities and improved electromagnetic performance while providing enhanced wear and reliability performance; and, finally, developing enhanced substrate and media manufacturing processes that allow Seagate to implement the results of its other developments while increasing the consistency and reducing the cost of producing high performance magnetic storage media. As a consequence of these efforts, Seagate reviews, on an on-going basis, not only new versions and smaller size versions of the industry-standard aluminum and glass substrates but also substrates of alternative materials. Seagate experiments with the elemental content of the storage alloys and overcoat materials and the sputtering processes used to deposit them. Seagate evaluates different lubricants and pursues variations in the techniques used to obtain the proper degree of surface smoothness including both mechanical and other processes. There can be no assurance that Seagate's media development efforts will be successful.

     Motor and Controllers

     The disc drive spindle motor is becoming an increasingly critical component as disc drive technology continues to increase track density at an accelerating rate and spindle speeds approach the reliability limits of ball bearings. Seagate's research and development investment in motor technology has made it a leader in the design of fluid dynamic bearing motors for disc drives. Seagate believes that it remains the only disc drive company shipping significant volumes of these advanced spindle motors. The principal areas of research and development relating to spindle motors are lower power requirements, reduced noise level, improved reliability and reduced cost. The motor design and development center is located in Scotts Valley, California.

     ASIC development has been and will continue to be focused on optimizing the product architecture for system performance, cost and reliability. Some specific areas of focus are reducing the number of parts, reducing power consumption and increasing areal densities by use of advanced signal processing techniques.

     INTERNET SOLUTIONS

     The Internet Solutions group leverages Seagate's expertise in network and server storage to develop products for new network devices, the Internet, high performance servers and other information-centric computing applications. These solutions combine hardware, software and services to provide new products for Seagate's existing OEM and strategic distributor customer base and address the needs of emerging markets for storage and storage-related applications.

     Seagate's XIOtech Corporation subsidiary is part of its Internet Solutions group and operates a 30 person product development center in Minneapolis, Minnesota. This development center is focused on designing solutions for information appliances, application-based servers and storage services to benefit users by delivering a greater range of online services, higher networked-computing performance and a reduced information technology cost structure.

PATENTS AND LICENSES

     Seagate has approximately 1,272 United States patents and 703 foreign patents and has approximately 1,091 United States and 902 foreign patent applications pending. Due to the rapid technological change that characterizes the rigid disc drive industry, Seagate believes that the improvement of existing products, reliance upon trade secrets and unpatented proprietary know-how and development of new products are generally more important than patent protection in establishing and maintaining a competitive advantage. Nevertheless, Seagate believes that patents are of value to its business and intends to continue its efforts to obtain patents, when available, in connection with its research and development program. There can be no assurance that any patents obtained will provide substantial protection or be of commercial benefit to Seagate, or that their validity will not be challenged.

     Because of rapid technological development in the disc drive industry, certain of Seagate's products have been and it is possible other products could be accused of infringement of existing patents. The rigid disc drive industry has been characterized by significant litigation relating to patent and other intellectual property rights. From time to time, Seagate receives claims that certain of its products infringe patents of third parties. Although Seagate has been able to resolve some such claims or potential claims by obtaining licenses or rights under the patents in question without a material adverse affect on Seagate, other such claims have resulted in adverse decisions or settlements. See Note 13, Litigation, of notes to the consolidated financial statements. In addition, other claims are pending which if resolved unfavorably to Seagate could have a material adverse effect on Seagate's business. For a description of current disputes see Part I, Item 3 of this Report. In addition, the costs of engaging in intellectual property litigation may be substantial regardless of outcome. Seagate has patent cross licenses with a number of companies in the computer industry. Additionally, Seagate has agreements in principle with other major disc drive companies.

COMPETITION

     The rigid disc drive industry is intensely competitive, with manufacturers competing for a limited number of major customers. The principal competitive factors in the rigid disc drive market include product quality and reliability, form factor, storage capacity, price per unit, price per megabyte, product performance, production volume capability and responsiveness to customers. The relative importance of these factors varies with different customers and for different products. Seagate believes that it is generally competitive as to these factors.

     Seagate has experienced and expects to continue to experience intense competition from a number of domestic and foreign companies, some of which have far greater resources than Seagate. Seagate competes with other independent disc drive manufacturers in the market for disc drive products. In addition to independent rigid disc drive manufacturers, Seagate also faces competition from present and potential customers, including IBM, Toshiba Corporation, NEC Corporation, Fujitsu Limited and Samsung Electronics Co. Ltd., which continually evaluate whether to manufacture their own drives or purchase them from outside sources. These manufacturers also sell drives to third parties, which results in direct competition with Seagate.

     Product life cycles are relatively short in the disc drive industry. Seagate expects its competitors to offer new and existing products at prices necessary to gain or retain market share and customers. To remain competitive, Seagate believes it will be necessary to continue to reduce its prices and aggressively enhance its product offerings. In addition to the foregoing, the ability of Seagate to compete successfully will also depend on its ability to provide timely product introductions and to continue to reduce production costs. Seagate's establishment of production facilities in Singapore, Thailand, Malaysia and China and its development of automated manufacturing processes are directed toward such cost reductions. Seagate believes that its future success will depend upon its ability to develop, manufacture and market products of high quality and reliability which meet changing user needs, and which successfully anticipate or respond to changes in technology and standards on a cost-effective and timely basis, of which there can be no assurance.

     The introduction of products using alternative technologies could be a significant source of competition. For example, high-speed semiconductor memory could compete with Seagate's products in the future. Semiconductor memory (SRAM and DRAM) is much faster than magnetic disc drives, but currently is volatile (i.e., subject to loss of data in the event of power failure) and much more costly. Flash EE prom, a nonvolatile semiconductor memory, is currently much more costly and, while it has higher read performance than disc drives, it has lower write performance. Flash EE prom could become competitive in the near future for applications requiring less storage capacity (i.e., less than 200 MB) than is required in Seagate's more traditional computer related market place.

EMPLOYEES

     At June 30, 2000, the number of persons employed worldwide by Seagate was approximately 60,000 of which approximately 44,000 were located in Seagate's Asia Pacific operations. In addition, Seagate makes use of supplemental employees, principally in manufacturing, who are hired on an as-needed basis. Management believes that the future success of Seagate will depend in part on its ability to attract and retain qualified employees at all levels, of which there can be no assurance. Seagate believes that its employee relations are good.

EXECUTIVE OFFICERS OF THE COMPANY

     The present executive officers of the Company are as follows:

                                                                                           EXECUTIVE
                                                                                            OFFICER
              NAME                AGE                       POSITION                         SINCE
              ----                ---                       --------                       ---------
Stephen J. Luczo................  43    Chief Executive Officer, Director of the Company     1993
                                        and Chairman of the Board of Directors, Seagate
                                        Software, Inc.
William D. Watkins..............  47    President and Chief Operating Officer                1996
Charles C. Pope.................  45    Executive Vice President, Finance and Chief          1998
                                        Financial Officer
Townsend H. Porter, Jr. ........  54    Executive Vice President, Product Technology         1997
                                        Development and Chief Technical Officer
Donald L. Waite.................  67    Executive Vice President, Chief Administrative       1983
                                        Officer and Assistant Secretary
Brian S. Dexheimer..............  37    Executive Vice President, Worldwide Sale,            2000
                                        Marketing, Product Line Management and Customer
                                        Service Operations
David A. Wickersham.............  44    Executive Vice President, Global Disc Storage        2000
                                        Operations
William L. Hudson...............  48    Senior Vice President, General Counsel, and          2000
                                        Corporate Secretary
Thomas F. Mulvaney..............  51    Senior Vice President, Internet Solutions Group      1996

     Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

     Mr. Luczo joined the Company in October 1993 as Senior Vice President, Corporate Development. In March 1995, he was appointed Executive Vice President, Corporate Development and Chief Operating Officer of the Software Group. In July 1997, he was appointed Chairman of the Board of the Software Group. Mr. Luczo held the position of President of the Company from September 1997 to May 2000. He held the position of Chief Operating Officer of the Company from September 1997 to August 1998. Mr. Luczo was promoted to Chief Executive Officer and appointed to the Board of Directors in July 1998. Prior to joining the Company he was Senior Managing Director of the Global Technology Group of Bear, Stearns & Co. Inc., an investment banking firm, from February 1992 to October 1993. He serves as a Director of VERITAS Software Corporation, Cobalt Networks and Gadzoox Networks, Inc.

     Mr. Watkins joined the Company in February 1996 with the Company's merger with Conner Peripherals as Executive Vice President, Recording Media Group. In October 1997, Mr. Watkins took on additional responsibility as Executive Vice President of the Disc Drive Operations, and in August 1998 was appointed to the position of Chief Operating Officer, with responsibility for the Company's disc drive manufacturing, recording media, and recording head operations. Mr. Watkins was promoted to President of the Company in May 2000 with additional responsibility of product research and development. Prior to joining the Company he was President and General manager of the Conner Peripherals Disk Division from January 1990 until December 1992. In January 1993, Mr. Watkins was promoted to Senior Vice President, Manufacturing Operations.

     Mr. Pope was promoted to Executive Vice President in April 1999 and Chief Financial Officer in February 1998. Mr. Pope held the position of Senior Vice President, Finance from January 1997 to April 1999. Mr. Pope joined Seagate as director of Budgets and Analysis with the Company's acquisition of Grenex in 1985. He has held a variety of positions in his 14 year executive experience with Seagate including Director of Finance for Thailand operations; Vice President, Finance, Asia Pacific operations; Vice President, Finance and Treasurer; Vice President and General Manager, Seagate Magnetics; and most recently, Senior Vice President Finance, Storage Products.

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

     Mr. Dexheimer came to Seagate with the Company's acquisition of Imprimis in 1989. His career includes more than 15 years of experience in data storage, holding various sales, sales management and marketing positions with the Company. Mr. Dexheimer held the position of Vice President, Marketing and Product Line Management in the Removable Storage Solutions group from 1996 to July 1997. In July 1997, he was promoted to Vice President and General Manager of Removable Storage Solutions until August 1998 when he was promoted to Senior Vice President, Product Marketing and Product Line Management for Desktop disc drives. In August 1999, he was promoted to Senior Vice President, Worldwide Sales and Marketing. He was promoted to Executive Vice President Worldwide Sales, Marketing and Product Line Management and Customer Service Operations in May 2000.

     Mr. Wickersham joined the Company on May 18, 1998 as Senior Vice President, Worldwide Materials. He assumed responsibilities for Worldwide Product Line Management in August 1999. In May 2000, he was promoted to Executive Vice President. Mr. Wickersham was Vice President, Worldwide Materials at Maxtor Corporation from 1996 to May 1998. From 1993 to 1996, Mr. Wickersham was Director of Corporate Materials at Exabyte Corporation. From 1978 to 1993, he held various management positions at IBM Corporation.

     Mr. Hudson joined the Company on January 3, 2000 as Senior Vice President, General Counsel and Corporate Secretary. From 1984 until August 1997, Mr. Hudson was a partner with Brobeck, Phleger & Harrison LLP, where he was a member of the Business & Technology Practice Group. Mr. Hudson was a partner at Gibson, Dunn & Crutcher LLP from August 1997 to December 1999. Mr. Hudson has 21 years experience in general corporate and securities matters.

     Mr. Mulvaney joined the Company in February 1996 with the Company's merger with Conner Peripherals as Senior Vice President, General Counsel, and Assistant Secretary. In September 1999, Mr. Mulvaney was promoted to Senior Vice President, Internet Solutions Group. In July 1998, Mr. Mulvaney was appointed Corporate Secretary. Mr. Mulvaney was Vice President, General Counsel and Secretary at Conner Peripherals from May 1995 until February 1996. Prior to joining Conner Peripherals, Mr. Mulvaney was with VLSI Technology, Inc. from May 1990 to May 1995 where he served as Vice President, General Counsel and Secretary, and held departmental responsibility for legal, human resources, corporate communications and facilities.

ITEM 2. PROPERTIES

     Seagate's executive offices are located in Scotts Valley, California. Principal manufacturing facilities are located in Singapore, Thailand, Malaysia, Minnesota, California, Oklahoma, China and Northern Ireland. A portion of the Company's facilities are occupied under leases which expire at various times through 2015. The following is a summary of square footage owned or leased by the Company as of June 30, 2000:

                            FACILITIES (SQUARE FEET)

                                                                  PRODUCT     MANUFACTURING &
                  LOCATION                     ADMINISTRATIVE   DEVELOPMENT      WAREHOUSE        TOTAL
                  --------                     --------------   -----------   ---------------   ---------
NORTH AMERICA
  California
     Central California......................       12,800           1,030          16,768         30,598
     Northern California.....................      387,319         284,521         228,136        899,976
     Southern California.....................       33,700              --         347,890        381,590
  Colorado...................................       11,608         333,774              --        345,382
  Minnesota..................................      142,340         414,644         773,675      1,330,659
  Oklahoma...................................       87,082         110,097         240,841        438,020
  Northeast USA..............................        8,881             226              --          9,107
  Southeast USA..............................       26,773              --              --         26,773
  Other USA..................................       13,797          65,584          11,427         90,808
  Canada/Mexico..............................      114,963          59,879         417,126        591,968
                                                 ---------       ---------       ---------      ---------
TOTAL NORTH AMERICA..........................      839,263       1,269,755       2,035,863      4,144,881
                                                 ---------       ---------       ---------      ---------
EUROPE
  England....................................       28,602          18,444           3,972         51,018
  Ireland....................................        1,200              --              --          1,200
  Northern Ireland...........................       68,200           4,900         494,900        568,000
  Netherlands................................       28,955              --          92,234        121,189
  Scotland...................................           --              --          42,824         42,824
  Other......................................       44,578              --              --         44,578
                                                 ---------       ---------       ---------      ---------
TOTAL EUROPE.................................      171,535          23,344         633,930        828,809
                                                 ---------       ---------       ---------      ---------
ASIA
  China......................................       25,972              --         197,476        223,448
  Malaysia...................................      183,486              --       1,257,796      1,441,282
  Singapore..................................      273,317          35,519       1,126,769      1,435,605
  Thailand...................................      145,888              --       1,059,174      1,205,062
  Other......................................       47,495              --          48,047         95,542
                                                 ---------       ---------       ---------      ---------
TOTAL ASIA...................................      676,158          35,519       3,689,262      4,400,939
                                                 ---------       ---------       ---------      ---------
          TOTAL..............................    1,686,956       1,328,618       6,359,055      9,374,629(1)
                                                 =========       =========       =========      =========

---------------
(1) Includes 7,273,780 square feet owned by the Company and 5,037,364 square feet leased by the Company. Excludes space that is unoccupied, subleased or under construction.

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

CLASS ACTIONS

     VERITAS/Silver Lake -- Following the Company's announcement of the VERITAS/Silver Lake transaction, a number of stockholders filed lawsuits in both Delaware and California against the Company, the individual members of the Board of Directors and certain executive officers, VERITAS and Silver Lake. Following the announcement, 17 complaints were filed in the Chancery Court of Delaware. On April 18, 2000, those 17 lawsuits were consolidated into one action by the Delaware Chancery Court. On April 19, 2000, plaintiffs filed an amended consolidated complaint. On May 22, 2000, the Delaware Chancery Court certified the Delaware action as a class action. In California, three complaints were filed in Santa Clara County Superior Court and two complaints were filed in Santa Cruz County Superior Court. On June 8, 2000, the defendants filed a Petition for Coordination seeking coordination of the five California actions in a single forum. The complaints in both jurisdictions all essentially allege that the members of the Company's Board of Directors breached their fiduciary duties to the Company's shareholders by entering into the transaction with VERITAS/Silver Lake. The complaints also allege that the directors and executive officers have conflicting financial interests and did not secure the highest possible price for the Company's shares. All the complaints are styled as class actions, and seek to enjoin the transaction with VERITAS/Silver Lake and secure damages from all defendants. None of the defendants has yet responded to the complaints. The Delaware plaintiffs have initiated discovery in preparation for filing a motion for a preliminary injunction. The Company and the individual defendants believe that none of the lawsuits has any merit and intend to defend all these claims vigorously.

INTELLECTUAL PROPERTY LITIGATION

     Papst Licensing, GmbH -- Papst has given the Company notice that it believes certain former Conner Peripherals, Inc. disc drives infringe several of its patents covering the use of spindle motors in disc drives. Papst further claims that, post merger, Seagate disc drives designed at the Longmont design center infringe Papst patents. It is the opinion of the Company's patent counsel that the former Conner disc drives do not infringe any valid claims of the patents. The Company also believes that subsequent to the merger with Conner, the Company's earlier paid-up license under Papst's patents extinguishes any ongoing liability. The Company also believes it enjoys the benefit of a license under Papst's patents since Papst Licensing had granted a license to motor vendors of Conner. Papst is currently involved in litigation with other disc drive and disc drive motor manufacturers. The Company believes this matter is without merit and intends to defend it vigorously.

     TeraStor/Maxoptix -- In November 1997, TeraStor Corporation ("TeraStor") filed a cross-complaint against the Company in an action pending in the Superior Court of California, County of Santa Clara entitled Maxoptix Corporation v. TeraStor Corporation and Gordon Knight. The cross-complaint alleges causes of action against the Company for unfair business practices, misappropriation of trade secrets, attempted monopolization, refusal to deal, breach of contract, specific performance, breach of the covenant of good faith and fair dealing, fraud, negligent misrepresentation, intentional interference with prospective economic advantage and negligent interference with prospective economic advantage. The allegations against the Company arose out of the Company's dealings with TeraStor pursuant to a joint development agreement concerning the development of magneto optical recording heads. In December 1997 TeraStor sought a preliminary injunction against the Company seeking to prevent certain Company employees who formerly worked with TeraStor under the joint development agreement from engaging in work related to the Company's Quinta subsidiary. In January 1998 the Court denied TeraStor's motion for injunctive relief. The

Company has asserted cross-claims against TeraStor for trade secret misappropriation, fraud, negligent misrepresentation, breach of contract, declaratory relief, rescission, violation of Business & Professions Code Section 17200, common law unfair competition, intentional interference with contractual relations, negligent interference with contractual relations, and inducing breach of fiduciary duty. The Company also filed claims against Rick Wilmer and Amyl Ahola, two former Seagate employees employed by TeraStor, for breach of contract and breach of fiduciary duty. Trial is currently set to begin on September 18, 2000. On June 28, 2000, the parties reached agreements during settlement mediation that would resolve the litigation. Related settlement costs were recorded as of June 30, 2000.

     Convolve, Inc. -- On July 13, 2000, Convolve, Inc. ("Convolve"), and Massachusetts Institute of Technology filed suit against Compaq Computer Corporation and the Company in federal court in New York, alleging patent infringement, misappropriation of trade secrets, breach of contract, tortious interference with contract and fraud, relating to Convolve's Input Shaping(R) and Quick and Quiet(TM) technology. Plaintiffs claim their technology is incorporated in the Company's sound barrier technology, which was announced on June 7, 2000. The complaint seeks injunctive relief and $800 million in damages. Plaintiffs moved for expedited discovery, which was denied by the court. The court ordered plaintiffs to identify their trade secrets to defendants before discovery can begin. The Company answered the complaint on August 2, 2000 and filed cross-claims for declaratory judgment that two Convolve patents are invalid and not infringed and that the Company owns any intellectual property based upon any information the Company disclosed to Convolve. Convolve served a trade secrets disclosure on August 4, 2000. The Company believes this matter is without merit and intends to defend it vigorously.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common stock trades on the New York Stock Exchange under the symbol "SEG." The price range per share, included in Part II, Item 6 of this Report, is the highest and lowest sale prices for the Company's common stock as reported by the New York Stock Exchange during each quarter. The Company's present policy is to retain its earnings to finance future growth. The Company has never paid cash dividends and has no present intention to pay cash dividends. At June 30, 2000, there were approximately 5,700 stockholders of record of the Company's common stock. As of August 14, 2000, the closing price of the Company's common stock as reported on the New York Stock Exchange was $49 13/16 per share.

ITEM 6. SELECTED FINANCIAL DATA

                                                                        FISCAL YEAR ENDED
                                                        --------------------------------------------------
                                                        JUNE 30,   JULY 2,   JULY 3,   JUNE 27,   JUNE 28,
                                                          2000      1999      1998       1997       1996
                                                        --------   -------   -------   --------   --------
                                                               (IN MILLIONS, EXCEPT PER SHARE DATA)
Revenue...............................................   $6,448    $6,802    $6,819     $8,940     $8,588
Gross margin..........................................    1,254     1,552       989      2,022      1,581
Income (loss) from operations.........................     (561)      258      (686)       858        287
Gain on contribution of NSMG to VERITAS, net..........       --     1,670        --         --         --
Gain on sale of VERITAS common stock..................      537        --        --         --         --
Gain on sale of SanDisk common stock..................      679        --        --         --         --
Gain on exchange of certain investments in equity
  securities..........................................      231        --        --         --         --
Net income (loss).....................................      310     1,176      (530)       658        213
Net income (loss) per share:*
  Basic...............................................     1.41      4.99     (2.20)      2.84       1.07
  Diluted.............................................     1.35      4.54     (2.20)      2.62        .96
Total assets..........................................    7,167     7,072     5,645      6,723      5,240
Long-term debt, less current portion..................      703       703       704        702        798
Stockholders' equity..................................   $3,847    $3,563    $2,937     $3,476     $2,466
Number of shares used in per share computations:*
  Basic...............................................    219.4     235.8     241.3      231.5      198.7
  Diluted.............................................    229.5     242.5     241.3      257.3      237.4

* See (1) in Note 2, Net Income Per Share, of notes to consolidated financial statements.

Year Ended in 2000

     Includes a $207 million net restructuring charge, a $326 million charge related to the Company's equity interest in VERITAS, a $105 million write-off of in-process research and development incurred primarily in connection with the acquisition of XIOtech Corporation ("XIOtech"), a $64 million charge for various legal settlements, a $286 million compensation charge for the reorganization of Seagate Software, and a $28 million charge related to employee separations.

Year Ended in 1999

     Includes a $119 million charge related to the Company's equity investment in VERITAS, a $78 million charge for an amendment to the purchase agreement for the August 1997 acquisition of Quinta Corporation ("Quinta"), and a $60 million net restructuring charge.

Year Ended in 1998

     Includes a $347 million restructuring charge, a $223 million write-off of in-process research and development costs, a $76 million charge for mark-to-market adjustments on certain of the Company's foreign currency forward exchange contracts and a $22 million reduction in the charge recorded in 1997 as a result of the adverse judgment in the Amstrad PLC.

Year Ended in 1997

     Includes a $153 million charge as a result of the adverse judgment in the Amstrad PLC litigation.

Year Ended in 1996

     Includes a $242 million restructuring charge and a $99 million write-off of in-process research and development costs.

     Prior periods have been restated to reflect the adoption of Statement of Financial Accounting Standards No. 128 "Earnings Per Share," adopted in the second quarter of fiscal 1998.

                                                                QUARTERLY/FISCAL 2000
                                                        --------------------------------------
                                                         1ST        2ND        3RD       4TH
                                                        ------    -------    -------    ------
                                                                     (UNAUDITED)
                                                         (IN MILLIONS EXCEPT PER SHARE DATA)
Revenue...............................................  $1,682    $ 1,645    $ 1,573    $1,548
Gross margin..........................................     278        311        328       337
Loss from operations..................................    (101)      (316)      (108)      (36)
Net income (loss).....................................       2        (58)       136       230
Net income (loss) per share:
  Basic...............................................    0.01      (0.27)      0.61      1.02
  Diluted.............................................    0.01      (0.27)      0.58      0.96
Price range per share:
  Low.................................................  $25 1/8   $26 9/16   $38 7/8    $35 3/4
  High................................................  $36 7/8   $48 13/16  $    76    $66 1/2

     The results for the first quarter include a $193 million net gain on the sale of VERITAS common stock, a $112 million restructuring charge, and a $99 million charge related to the Company's equity interest in VERITAS.

     The results for the second quarter include a $344 million net gain on the sale of VERITAS common stock, a $62 million net gain on the sale of SanDisk Corporation ("SanDisk") common stock, a $286 million compensation charge related to the reorganization of Seagate Software, a $39 million charge related to legal settlements, a $23 million restructuring charge, and a $84 million charge related to the Company's equity interest in VERITAS.

     The results for the third quarter include a $453 million net gain on the sale of SanDisk common stock, a $49 million restructuring charge, a $105 million write-off of in-process research and development in connection with the acquisition of XIOtech, and a $74 million charge related to the Company's equity interest in VERITAS.

     The results for the fourth quarter include a $164 million net gain on the sale of SanDisk common stock, $231 million in gains on the exchange of certain investments in equity securities, a $23 million restructuring charge, a $26 million charge related to employee separations, a $25 million charge related to legal settlements, and a $69 million charge related to the Company's equity interest in VERITAS.

                                                                 QUARTERLY/FISCAL 1999
                                                         -------------------------------------
                                                          1ST        2ND       3RD       4TH
                                                         ------    -------    ------    ------
                                                                      (UNAUDITED)
                                                          (IN MILLIONS EXCEPT PER SHARE DATA)
Revenue................................................  $1,553    $ 1,801    $1,805    $1,643
Gross margin...........................................     321        428       434       369
Income (loss) from operations..........................     (37)       126        87        84
Net income (loss)......................................     (30)       104        82     1,020
Net income (loss) per share:*
  Basic................................................    (.12)       .43       .35      4.57
  Diluted..............................................    (.12)       .42       .34      4.11
Price range per share:
  Low..................................................  $   16 1/8 $    19 13/16 $25 5/8 $25 5/8
  High.................................................  $   27 3/8 $    34 1/2 $44 1/4 $33 1/2

* See (1) in Note 2, Net Income Per Share, of notes to consolidated financial statements.

     The results for the first quarter include a $78 million charge in connection with an amendment to the purchase agreement for the August 1997 acquisition of Quinta Corporation and a $7 million charge in connection with the separation agreement with the Company's former Chief Executive Officer.

     The results for the third quarter include a $72 million restructuring charge and the reversal of fiscal 1998 restructuring charges of $12 million.

     The results for the fourth quarter include a $1.670 billion net gain on the contribution of NSMG to VERITAS, and a $119 million charge related to the Company's equity investment in VERITAS.

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

CERTAIN FORWARD-LOOKING INFORMATION

     Certain statements in this Management's Discussion and Analysis ("MD&A"), and elsewhere in this Annual Report on Form 10-K for the fiscal year ended June 30, 2000 are forward-looking statements based on current expectations, and entail various risks and uncertainties that could cause actual results to differ materially from those projected in such forward-looking statements. Certain of these risks and uncertainties are set forth below under "Factors Affecting Future Operating Results," elsewhere in this MD&A and elsewhere in this Annual Report on Form 10-K. These forward-looking statements include the statements relating to users' increasing reliance upon client/server network computing environments and their demands for software that more efficiently stores and manages data in the third paragraph under "Overview", the statements regarding the release dates of next generation products of XIOtech in the seventh paragraph under "Overview", the statements relating to the Stock Purchase Agreement and the Merger Agreement under "Overview", the statements regarding the timing of the closing of the VERITAS/Silver Lake transaction and the dependence of the future value of Seagate common stock on the value of VERITAS common stock in the final paragraph of "Overview", the statements relating to continued price erosion in the first paragraph under "Results of Operations -- 2000 vs 1999," the statements relating to amortization charges for goodwill and other intangibles associated with the acquisition of XIOtech in the sixth paragraph under "Results of Operations -- 2000 vs 1999," the statements relating to restructuring activities in the seventh paragraph under "Results of Operations -- 2000 vs 1999," the statements regarding capital expenditures in the third paragraph under "Liquidity and Capital Resources," the statements regarding the sufficiency of the Company's resources in the fifth paragraph under "Liquidity and Capital Resources," and the statements under "Factors Affecting Future Operating Results," among others.

OVERVIEW

     Seagate designs, manufactures and markets products for storage, retrieval and management of data on computer and data communications systems. These products include disc drives, tape drives and software. Seagate designs, manufactures and markets a broad line of rigid magnetic disc drives for use in computer systems ranging from desktop personal computers to workstations and supercomputers, as well as in multimedia applications. The Company sells its products to original equipment manufacturers for inclusion in their computer systems or subsystems, and to distributors who typically sell to small OEMs, dealers, system integrators and other resellers. In addition, the Company markets a broad line of Travan and Digital Audio Tape ("DAT") products. These products are dedicated back-up storage peripherals designed to meet the needs of market sectors ranging from desktop PCs to midrange servers.

     The Company has pursued a strategy of vertical integration and accordingly designs and manufactures rigid disc drive components including recording heads, discs, disc substrates and motors. It also assembles certain of the key subassemblies for use in its products including printed circuit board and head stack assemblies.

     As an extension of our core rigid disc drive business and to address Internet and e-commerce driven grown opportunities, we announced the formation of our Intelligent Storage Platforms group in May 1999. The Intelligent Storage Platforms group develops products for new network devices, the Internet, high performance servers and other information-centric computing applications. These solutions combine hardware, software and services to provide new products for Seagate's existing OEM and strategic distributor customer base and address the needs of emerging markets for storage and storage-related applications. In fiscal year 2000, the Intelligent Storage Platforms group was renamed and consolidated with some other business units of Seagate to form the Internet Solutions Group. In January 2000, Seagate strengthened its capabilities in intelligent storage solutions by acquiring XIOtech Corporation, a privately-held provider of storage area network products.

     The Company has also identified an opportunity for use of its products in consumer applications and in fiscal 2000 began developing products for storage intensive consumer applications by combining Seagate's expertise in storage technology with the development of core competencies in audio/visual ("A/V") recording, home networking, satellite and cable communications. Seagate has shipped more than 200,000 rigid disc drives for personal video recorder products. In July 2000, Seagate and Thomson Multimedia formed an independent company called CacheVision. CacheVision brings together the Company's product development activities and Thomson Multimedia's A/V technologies expertise and marketing presence to develop cost-optimized, time-to-market integrated systems to be incorporated into consumer electronic products such as televisions, set-top boxes, personal video recorders and DVD players. The Company expects to sell rigid disc drive products to CacheVision as an OEM customer.

     The Company has also invested in, and intends to continue investigating opportunities to invest in software activities. The Company anticipates that users of computer systems will increasingly rely upon client/server network computing environments and believes that as this reliance increases, users will demand software that more efficiently and securely stores, manages, and accesses data and transforms it into usable information. As such, the Company has broadened its core competencies to include software products and technologies to meet these requirements.

     On May 28, 1999, the Company completed the contribution of its Network and Storage Management Group ("NSMG") software business to VERITAS. As part of the NSMG contribution to VERITAS, the Company received an equity position in VERITAS. The Company retained ownership of its Seagate Software Information Management Group, Inc. ("IMG") subsidiary. IMG includes Crystal Services, Inc., and Holistic Systems, Ltd. and offers business intelligence software solutions. IMG's products include features such as query and reporting, automated report scheduling and distribution, information delivery across the World Wide Web, OLAP, forecasting, statistical analysis, discovery and data mining. IMG's primary products are Seagate Crystal Reports, Seagate Crystal Info and Seagate Holos.

BUSINESS COMBINATIONS

     The Company has a history of business combinations and during the three most recent fiscal years these included the acquisition of XIOtech in fiscal 2000, the contribution of NSMG to VERITAS in fiscal 1999 and the acquisitions of Quinta Corporation and Eastman Storage Software Management Group in fiscal 1998. In connection with certain business combinations, the Company has recognized significant write-offs of in-process research and development. The completion of the underlying in-process projects acquired within each business combination was the most significant and uncertain assumption utilized in the valuation analysis of the in-process research and development. Such uncertainties could give rise to unforeseen budget over runs and/or revenue shortfalls in the event that the Company is unable to successfully complete a certain R&D project. The Company is primarily responsible for estimating the fair value of the purchased R&D in all business combinations accounted for under the purchase method. The nature of research and development projects acquired, the estimated time and costs to complete the projects and significant risks associated with the projects are described below.

     XIOtech Corporation

     XIOtech was acquired in January 2000. XIOtech designs, manufactures and markets a centralized data storage system. This system is based on an exclusive set of sophisticated data management and data movement tools. It offers storage virtualization, multi-node server clustering, and zero backup window solutions. The main component of the system is MAGNITUDE, a fully implemented SAN. MAGNITUDE is sold in a cabinet containing software-based architecture that allows the incorporation of all of the components of a SAN in one centralized configuration. XIOtech also designs, develops and produces software, namely the REDI suite of software, which runs MAGNITUDE's software based architecture. The REDI software suite is application specific and gives customers the capability of better managing their data. XIOtech is currently developing the next generation technologies for both products, named Thunderbolt and REDI 7.0, respectively.

     At the time of completing the XIOtech acquisition, the Company estimated the cost to complete both Thunderbolt and REDI 7.0 at approximately $1 million. The anticipated release date for the Thunderbolt is the first half of fiscal 2001 and the third quarter of fiscal 2001 for the REDI 7.0.

     Contribution of NSMG to VERITAS

     On May 28, 1999, Seagate and Seagate Software Holdings, Inc. ("Seagate Software") closed and consummated an Agreement and Plan of Reorganization dated as of October 5, 1998 with VERITAS and VERITAS Operating Corporation. The transaction provided for the contribution by Seagate, Seagate Software, and certain of their respective subsidiaries to VERITAS of (a) the outstanding stock of NSMG and certain other subsidiaries of Seagate Software and (b) those assets used primarily in the NSMG business of Seagate Software, in consideration for the issuance of shares of common stock of VERITAS to Seagate Software and the offer by VERITAS to grant options to purchase common stock of VERITAS to certain of Seagate Software's employees who become employees of VERITAS or its subsidiaries. As part of the transaction, VERITAS assumed certain liabilities of the NSMG business. The transaction was structured to qualify as a tax-free exchange.

     Subsequent to the transaction, all outstanding securities of VERITAS Operating Corporation were assumed and converted into common stock of VERITAS with identical rights, preferences and privileges, on a share for share basis. As a result of the contribution of the NSMG business to VERITAS, Seagate Software received a total of 155,583,468 shares of VERITAS common stock and former employees of the NSMG business received options to purchase an aggregate of 15,626,358 shares of VERITAS common stock. Share and option amounts for VERITAS have been adjusted to reflect the two-for-one stock split effective July 9, 1999 by VERITAS, and the subsequent three-for-two stock splits on November 22, 1999 and March 6, 2000.

     Seagate accounted for the contribution of NSMG to VERITAS as a non-monetary transaction using the fair value of the assets and liabilities exchanged. Immediately after the transaction, Seagate Software owned approximately 41.63% (155,583,468) of the outstanding shares of VERITAS. Because Seagate still owns a portion of the NSMG business through its ownership of VERITAS, Seagate did not recognize 100% of the gain on the exchange. The gain recorded is equal to the difference between 58.37% of the fair value of the VERITAS common stock received and 58.37% of Seagate's basis in the NSMG assets and liabilities exchanged. Seagate is accounting for its ongoing investment in VERITAS using the equity method. The difference between the recorded amount of Seagate's investment in VERITAS and the amount of its underlying equity in the net assets of VERITAS was allocated based upon the fair value of the underlying tangible and intangible assets and liabilities of VERITAS. The intangible assets included amounts allocated to in-process research and development and resulted in a $85 million write-off in 1999 included in activity related to equity interest in VERITAS in the accompanying statement of operations. Intangible assets including goodwill are being amortized over four years.

     Seagate includes in its financial results its share of the net income or loss of VERITAS, excluding certain NSMG purchase accounting related amounts recorded by VERITAS, but including Seagate's amortization of the difference between its recorded investment and the underlying assets and liabilities of VERITAS. Because of practicality considerations, the net income or loss of VERITAS is included in the results of Seagate on a one quarter lag basis. Thus, the results of VERITAS for the period from May 29, 1999 to June 30, 1999, the period subsequent to the contribution of NSMG to VERITAS, and for the period from July 1, 1999 through March 31, 2000 were included in the Company's results for the fiscal year ended June 30, 2000. The Company eliminates from VERITAS' income (loss) the effect of VERITAS' accounting for the NSMG business contribution, including VERITAS' amortization expenses related to intangible assets. Excluding amortization of intangibles, the total equity income recorded by Seagate related to VERITAS in fiscal 2000 was $30 million.

     In a separate but related transaction to the NSMG contribution to VERITAS, on June 9, 1999, the Company exchanged 5,275,772 shares of its common stock for 3,267,255 of the outstanding shares of Seagate Software common stock owned by employees, directors and consultants of Seagate Software. The exchange ratio was determined based on the estimated value of Seagate Software common stock divided by the fair market value of Seagate common stock.

     The estimated value of Seagate Software common stock exchanged into Seagate common stock was determined based upon the sum of the fair value of the NSMG business, as measured by the fair value of the shares received from VERITAS, plus the estimated fair value of the Information Management Group of Seagate Software as determined by the Seagate Board of Directors, plus the assumed proceeds from the exercise of all outstanding Seagate Software stock options, divided by the number of fully converted shares of Seagate Software. The Board of Directors of Seagate considered a number of factors in determining the estimated fair value of the IMG business, including historical and projected revenues, earnings and cash flows, as well as other factors and consultations with financial advisors.

     The fair value of the Seagate Software shares acquired less the original purchase price paid by the employees was recorded as compensation expense for those shares outstanding and vested less than six months. The purchase of Seagate Software shares outstanding and vested more than six months was accounted for as the purchase of a minority interest and, accordingly, the fair value of the shares exchanged has been allocated to all of the identifiable tangible and intangible assets and liabilities of Seagate Software. In connection with the acquisition, Seagate Software recorded the acquisition of the minority interest, Seagate recorded compensation expense amounting to approximately $124 million and wrote off purchased research and development amounting to $2 million in the fourth quarter of fiscal 1999. Associated intangible assets and goodwill are being amortized to operations over three to four years.

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

     As of the date of the contribution of NSMG to VERITAS, Seagate Software's management and VERITAS' management anticipated the costs to complete the in-process technologies at approximately $5.8 million and $44.2 million, respectively.

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

     Through August 8, 1997, the acquisition date, Quinta had demonstrated significant achievements in developing its technology. However, further technological milestones were required before technological feasibility could be achieved. Quinta's development process consists of the following development milestones: (i) route light (optical fiber), (ii) flying head use, (iii) recording media, (iv) mirror creation and demonstration (two stage servo), (v) complete assembly, (vi) form factor containment, (vii) design verification test,
(viii) customer qualification, and (ix) delivery. Future products were expected to include fixed and removable drives and cartridges. Seagate expected to introduce products incorporating Quinta's OAW technology within 12 months of the acquisition date.

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

     At the present time the Company has no immediate plans to release a storage device which makes specific use of Quinta's OAW technology. Delay in releasing such a storage device is not expected to materially affect the Company's future earnings.

SEAGATE SOFTWARE REORGANIZATION

     On October 20, 1999, the stockholders of Seagate Software, then a majority-owned subsidiary of the Company, approved the merger of Seagate Daylight Merger Corp., a wholly-owned subsidiary of the Company, with and into Seagate Software. Seagate Software's assets consisted of the assets of IMG and its investment in the common stock of VERITAS. The merger was effected on October 20, 1999. As a result of the merger, Seagate Software became a wholly-owned subsidiary of the Company. In connection with the merger, Seagate Software's stockholders and optionees received payment in the form of 3.23 shares of the Company's common stock per share of Seagate Software common stock less any amounts due for the payment of the exercise price for such options. All outstanding Seagate Software stock options were accelerated immediately prior to the merger. Seagate issued 9,124,046 shares of its common stock from treasury shares to optionees and minority stockholders of Seagate Software.

     In connection with the reorganization, Seagate Software also formed IMG, a wholly-owned subsidiary. Seagate Software transferred the IMG assets into IMG. This new company, IMG, is now the operating entity for the IMG business. IMG has established stock option plans. Total shares available for issuance under these plans are 22,700,000. As of June 30, 2000, IMG had granted 9,501,899 options to purchase common stock to employees of IMG at an average exercise price of $4 per share, and 1,050 shares had been exercised.

     Seagate Software accounted for the exchange of shares of its common stock as the acquisition of a minority interest for Seagate Software common stock outstanding and vested more than six months held by employees and all stock held by former employees and consultants. The fair value of the shares of Seagate issued was $19 million and was recorded as purchase price and allocated to the assets and liabilities received. The Company accounted for the exchange of shares of its common stock for stock options in Seagate Software held by employees and stock held and vested by employees less than six months as the settlement of an earlier stock award. During the quarter ended December 31, 1999, the Company recorded compensation expense of $284 million, plus $2 million in payroll taxes, related to the purchase of minority interest in Seagate Software.

PENDING GOING PRIVATE TRANSACTION AND MERGER

     On March 29, 2000, Seagate, Seagate Software, a subsidiary of Seagate, and Suez Acquisition Company (Cayman) Limited ("SAC"), an entity affiliated with, among others, Silver Lake Partners and Texas Pacific Group, entered into a Stock Purchase Agreement (the "Stock Purchase Agreement"), and Seagate, VERITAS Software Corporation ("VERITAS") and a wholly owned subsidiary of VERITAS entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement").

     Under the Stock Purchase Agreement, SAC has agreed to purchase for cash, all of the operating assets of Seagate and its consolidated subsidiaries, including Seagate's disc drive, tape drive and software businesses and operations and certain cash reserves, but excluding the approximately 128 million shares of VERITAS common stock currently held by Seagate Software and Seagate's equity investments in Gadzoox Networks, Inc., SanDisk Corporation, Veeco Instruments, Inc. and Lernout & Hauspie Speech Products N.V., to the extent held at the closing. In addition, under the Stock Purchase Agreement, SAC has agreed to assume substantially all of the operating liabilities of Seagate and its consolidated subsidiaries. This transaction is referred to herein as the SAC transaction.

     Under the Merger Agreement, immediately following and contingent upon the consummation of the SAC transaction, a wholly-owned subsidiary of VERITAS will merge with and into Seagate, with Seagate to survive the merger and to become a wholly-owned subsidiary of VERITAS. This transaction is referred to herein as the Merger. VERITAS is not acquiring Seagate's disc drive business or any other Seagate operating business. In the Merger, the Seagate stockholders will receive merger consideration consisting of VERITAS common stock and cash. The Merger is intended to qualify as a tax-free reorganization.

     On March 29, 2000, Seagate, VERITAS and SAC entered into an Indemnification Agreement, pursuant to which these entities and certain other subsidiaries of Seagate have agreed to certain indemnification provisions regarding tax and other matters that may arise in connection with the SAC transaction and the Merger. Also on March 29, 2000, VERITAS and SAC entered into a letter agreement, pursuant to which VERITAS agreed to a no-shop provision and an alternative termination fee provision.

     All of the transactions contemplated by the SAC transaction and the Merger are herein referred to as the VERITAS/Silver Lake transaction. The VERITAS/Silver Lake transaction is expected to close in the second quarter of fiscal 2001, subject to the approval of the VERITAS stockholders and Seagate stockholders, funding of the debt commitments and clearance by the United States Securities and Exchange Commission, as well as other customary closing conditions. Seagate expects that while the VERITAS/Silver Lake transaction is pending, the value of Seagate common stock will depend primarily on the value of VERITAS common stock.

RESULTS OF OPERATIONS

     The following table sets forth certain items in the Company's Consolidated Statements of Operations as a percentage of revenue for each of the three years in the period ended June 30, 2000.

                                                               PERCENTAGE OF REVENUE
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
Revenue.....................................................   100%     100%     100%
Cost of sales...............................................    81       77       85
                                                               ---      ---      ---
Gross margin................................................    19       23       15
Product development.........................................     9        9        9
Marketing and administrative................................     8        8        7
Amortization of goodwill and other intangibles..............     1       --        1
In-process research and development.........................     2       --        3
Restructuring...............................................     3        1        5
Unusual items...............................................     5        1       --
                                                               ---      ---      ---
Income (loss) from operations...............................    (9)       4      (10)
Other income, net...........................................    18       23       --
                                                               ---      ---      ---
Income (loss) before income taxes...........................     9       27      (10)
Benefit (provision) for income taxes........................    (4)     (10)       2
                                                               ---      ---      ---
Net income (loss)...........................................     5%      17%      (8)%
                                                               ===      ===      ===

     2000 vs 1999 -- Revenue in fiscal 2000 was $6.448 billion, 5% lower than revenue in fiscal 1999. The decrease in revenue from the prior year was due primarily to a continuing decline in the average unit sales prices of the Company's products as a result of intensely competitive market conditions and a shift in mix away from the Company's higher priced products. The decrease in average unit sales price and effect of mix on revenue was partially offset by a higher level of unit shipments, an increase of 28% as compared to fiscal 1999. The Company's overall average unit sales price on its disc drive products was $160, $148, $140, and $140 for the four quarters of fiscal 2000, respectively. Average price erosion from fiscal 1999 to fiscal 2000 was approximately 23%. The Company expects that price erosion in the data storage industry will continue for the foreseeable future. This competition and continuing price erosion may adversely affect the Company's results of operations in any given quarter and such an adverse effect often cannot be anticipated until late in any given quarter.

     The decrease in gross margin as a percentage of revenue from the prior year was primarily due to the Company's contribution of NSMG to VERITAS on May 28, 1999. Excluding NSMG, the Company's gross margin would have been 21% for fiscal 1999. In addition, the decrease in gross margin as a percentage of revenue from the prior year was a result of price erosion due to intense price competition, as discussed in the paragraph above. This decrease was partially offset by cost savings as a result of the Company's restructuring activities and its program to implement operational efficiencies. These efficiencies include implementation of advanced manufacturing processes resulting in lower average unit costs per disc drive produced.

     Product development expenses increased by $6 million (1%) compared with fiscal 1999, primarily due to increases of $22 million in salaries and related costs, $12 million in depreciation and $11 million in occupancy costs. These expenses were substantially offset by decreases of $33 million in product development expenses related to the NSMG business, $4 million in equipment expense and $3 million in recruitment and relocation costs.

     Marketing and administrative expenses decreased by $19 million (4%) compared with fiscal 1999, primarily due to decreases of $96 million in marketing and administrative expenses related to the NSMG business and $23 million in advertising and promotion expenses. These decreases were partially offset by increases of $36 million in salaries and related costs, $30 million in outside services, $23 million in the provision for bad debts, and $11 million in marketing and administrative expenses related to the Company's IMG business software products and services.

     Amortization of goodwill and other intangibles increased by $12 million (31%) compared with fiscal 1999, primarily due to additional amortization of $15 million related to goodwill and intangibles arising from the acquisition of XIOtech partially offset by $3 million in write-offs, in fiscal 1999, of certain intangible assets, related to past acquisitions of companies, whose value had become permanently impaired.

     On January 28, 2000, the Company acquired XIOtech, a provider of virtual storage and SAN solutions, for 8,031,804 shares of Seagate common stock, issued from treasury shares, and options, with a combined fair value of $359 million. This acquisition was accounted for as a purchase and, accordingly, the results of operations of XIOtech have been included in the consolidated financial statements from the date of acquisition. The purchase price has been allocated based on the estimated fair value of net tangible and intangible assets acquired as well as in-process research and development costs. As a result of the acquisition, the Company incurred a one-time write-off of in-process research and development of $105 million. Goodwill and other intangibles arising from the acquisition are being amortized on a straight-line basis over periods ranging from four months to seven years. Amortization of goodwill and other intangibles was $20 million in fiscal 2000 (including $4 million for developed technology included in cost of sales) and is expected to be approximately $40 million per year in subsequent years (including $8 million for developed technology included in cost of sales). XIOtech's revenue and expenses are immaterial to the Company's consolidated revenue and expenses.

     In fiscal 2000, the Company recorded restructuring charges of $218 million, net of $2 million of reversals of amounts recorded in the same period, $5 million of restructuring accruals recorded in fiscal 1999 and $4 million of restructuring accruals recorded in fiscal 1998, resulting in a net restructuring charge of $207 million. The $218 million restructuring charge was a result of a restructuring plan established to align the Company's global workforce and manufacturing capacity with existing and anticipated future market requirements and necessitated by the Company's improved productivity and operating efficiencies (the "fiscal 2000 restructuring plan"). These actions include workforce reductions, capacity reductions including closure of facilities or portions of facilities, write-off of excess equipment and consolidation of operations in the Company's recording media operations, disc drive assembly and test facilities, printed circuit board assembly manufacturing, recording head operations, software operations, customer service operations, sales and marketing activities, and research and development activities. In connection with the fiscal 2000 restructuring plan, the Company plans to reduce its workforce by approximately 23,000 employees primarily in manufacturing. Approximately 18,300 of the 23,000 employees had been terminated as of June 30, 2000. As a result of employee terminations and the write-off of equipment and facilities in connection with the restructuring charges recorded during the year ended June 30, 2000 related to the fiscal 2000 restructuring plan, the Company estimates that after the completion of these restructuring activities, annual salary and depreciation expense will be reduced by approximately $151 million and $88 million, respectively. The Company anticipates that the implementation of the fiscal 2000 restructuring plan will be substantially complete by December 29, 2000. In connection with the restructuring plan implemented in fiscal 1999, the Company's planned workforce reduction had been completed as of March 31, 2000 and the other restructuring activities were substantially complete as of March 31, 2000.

     The $350 million charge to unusual items in fiscal 2000 consisted of the $286 million compensation charge related to the reorganization of Seagate Software and the $64 million charge related to various legal settlements. See
Note 6, Seagate Software Reorganization and Note 13, Litigation, of notes to the consolidated financial statements.

     Net other income in fiscal 2000 decreased by $445 million compared with fiscal 1999. The decrease in net other income was primarily due to a gain of $1.670 billion in fiscal 1999 on the contribution of the Company's NSMG business to VERITAS and an increase of $207 million in activity related to the Company's equity interest in VERITAS. These decreases were partially offset by gains on the sale of portions of the Company's investments in VERITAS and SanDisk of $537 million and $679 million, respectively, in fiscal 2000. Additionally, the Company realized gains on the exchange of certain investments in equity securities totaling $231 million in the fourth quarter of fiscal 2000.

     The Company recorded a $299 million provision for income taxes at an effective rate of 49% in fiscal 2000 compared with a $697 million provision for income taxes at an effective rate of 37% in fiscal 1999. The reduction in the provision for income taxes was primarily due to the loss from operations in fiscal 2000 and a reduction in 2000 in the level of recorded net gains attributable to SanDisk, VERITAS and other equity securities. Excluding the tax effects of net non-deductible charges associated with the acquisition of the minority interest in Seagate Software, the acquisition of XIOtech, the net gain from the sales of SanDisk and VERITAS common stock and activity related to the Company's equity investment in VERITAS, certain non-recurring restructuring costs, and the effects of the Company's settlement of litigation with Rodime PLC (the "Rodime Settlement"), the pro forma effective tax rate used to record the provision for income taxes for the year ended June 30, 2000 was 28%.

     The Company provided income taxes at the U.S. statutory rate of 35% on substantially all of its current year foreign earnings in fiscal 2000 compared with approximately 55% of such earnings in fiscal 1999 due to dividends received by the Company from its foreign subsidiaries. A substantial portion of the Company's Asia Pacific manufacturing operations at plant locations in Singapore, Thailand, Malaysia and China operate under various tax holidays which expire in whole or in part during fiscal 2001 through 2010. The tax holidays had no impact on net income in fiscal 2000. The net impact of these tax holidays was to increase net income by approximately $35 million ($.14 per share, diluted) in fiscal 1999.

     During fiscal 2000, the Company settled a number of the disputed tax matters reflected in the statutory notices of deficiencies dated June 27, 1997 and June 12, 1998 that were received from the Internal Revenue Service relative to Seagate Technology, Inc.'s taxable years 1991 through 1993 and Conner Peripherals, Inc.'s taxable years 1991 and 1992, respectively. The Company believes that it has meritorious defenses against the remaining asserted deficiencies and that the likely outcome of a re-determination of these asserted deficiencies by the United States Tax Court will not result in an additional provision for income taxes.

     1999 vs 1998 -- Revenue in fiscal 1999 was flat when compared to fiscal 1998. A higher level of unit shipments, an increase of 9% as compared to fiscal 1998, combined with a shift in mix to the Company's higher priced products was offset by a continuing decline in the average unit sales prices of the Company's products as a result of intensely competitive market conditions. Revenue decreased to $1.643 billion in the fourth quarter of fiscal 1999 from $1.805 billion in the third quarter of fiscal 1999 as a result of price erosion. The Company's overall average unit sales price on its disc drive products was $194, $194, $196 and $177 for the four quarters of fiscal 1999, respectively. Average price erosion from fiscal 1998 to fiscal 1999 was 9%.

     The increase in gross margin as a percentage of revenue from the prior year was primarily due to cost savings as a result of the Company's restructuring activities and an intensive program of cost reduction resulting in lower average unit costs per disc produced. Excluding the gross margin of Seagate Software which subsidiary's products generally have higher gross margins, the Company's gross margins would have been 19% and 11% in fiscal 1999 and fiscal 1998, respectively.

     Product development expenses decreased by $4 million (1%) compared with fiscal 1998, primarily due to a decrease of $23 million in occupancy costs, and a $19 million accrual in fiscal year 1998 for payments to former shareholders of Quinta for achievement of certain product development milestones. These decreases were substantially offset by increases of $12 million in salaries and related costs, $12 million in profit sharing accruals and $11 million in depreciation. The decrease of $23 million in occupancy costs from the comparable year-ago period was primarily due to the closure of certain of the Company's product design centers pursuant to its January 1998 restructuring plan.

     Marketing and administrative expenses increased by $32 million (6%) compared with fiscal 1998, primarily due to increases of $28 million related to the Company's software products and services, particularly those of IMG, $17 million in salaries and related costs, $8 million in legal settlement expenses, $7 million in profit sharing accruals and $6 million in depreciation. These expenses were partially offset by decreases of $27 million in occupancy costs and $13 million in advertising and promotion expenses. The decrease of $27 million in occupancy costs from the comparable year-ago period was primarily due to the closure of certain of the Company's facilities pursuant to its January 1998 restructuring plan.

     Of the $223 million charge for the write-off of in-process research and development in fiscal 1998, $214 million was a result of the August 1997 acquisition of Quinta and $7 million was a result of the June 1998 acquisition of Eastman Storage Software Management Group. See Note 5, Business Combinations, of notes to the consolidated financial statements.

     In fiscal 1999, the Company recorded restructuring charges of $72 million and reversed $12 million of restructuring accruals recorded in fiscal 1998, resulting in a net restructuring charge of $60 million. The $12 million reversal was a result of the Company abandoning its plan to seek an agreement with an external vendor to supply parts currently manufactured at a facility in Thailand. The $72 million restructuring charge was a result of steps the Company is taking to further improve the efficiency of its operations. These actions included closure of the Company's microchip manufacturing facility in Scotland; discontinuance of the Company's recording head suspension business located in Malaysia and Minnesota; consolidation of global customer service operations by relocating such operations in Singapore, Scotland and Costa Mesa, California to Mexico; and closure of the Company's recording media substrate facility in Mexico. In connection with this restructuring, the Company's workforce was reduced by approximately 1,250 employees. The Company's implementation of the restructuring plan was substantially complete as of March 31, 2000.

     The $78 million charge to unusual items in fiscal 1999 was in connection with an amendment to the purchase agreement for the August 1997 acquisition of Quinta. See Note 5, Business Combinations, of notes to the consolidated financial statements. The $22 million in income in unusual items in 1998 represents a $22 million reduction of the $153 million charge recorded in 1997 to settle a lawsuit against the Company by Amstrad PLC.

     Net other income in fiscal 1999 increased by $1.633 billion compared with fiscal 1998. The increase in net other income was primarily due to the net gain of $1.670 billion on the contribution of the Company's NSMG business to VERITAS partially offset by the charge related to the Company's equity investment in VERITAS of $119 million in the fourth quarter of fiscal 1999. The net gain of $1.670 billion consisted of a gain of $1.806 billion net of compensation expense of $124 million and merger-related expenses of $12 million. In addition, the increase in net other income was due to $76 million of expenses related to mark-to-market adjustments in fiscal 1998 on certain of the Company's foreign currency forward exchange contracts for the Thai baht and the Malaysian ringgit.

     The Company recorded a $697 million provision for income taxes at an effective rate of 37% in fiscal 1999 compared with a $174 million benefit for income taxes at an effective rate of 25% in fiscal 1998. The increase in the provision for income taxes was primarily due to income from operations in fiscal 1999 and to income taxes provided on the pre-tax gain of $1.670 billion recorded on the contribution of the Company's NSMG business to VERITAS. Excluding the effects of the NSMG contribution, the non-deductible charges from the Quinta acquisition and certain non-recurring restructuring costs, the pro forma effective tax rate used to record the provision for income taxes was approximately 28% in fiscal 1999.

     The Company provided income taxes at the U.S. statutory rate on approximately 55% of its fiscal 1999 foreign earnings compared with approximately all of such earnings in fiscal 1998. A substantial portion of the Company's Asia Pacific manufacturing operations at plant locations in Singapore, Thailand, Malaysia and China operate under various tax holidays which expire in whole or in part during fiscal 2001 through 2010. The net impact of these tax holidays was to increase net income by approximately $35 million ($.14 per share, diluted) in fiscal 1999. The tax holidays had no impact on the net loss in fiscal 1998.

OTHER

     For fiscal 2000, the net gain resulting from the remeasurement of foreign financial statements into U.S. dollars was $4 million. Such net gains (losses) did not have a significant effect on the results of operations for fiscal 1999 or fiscal 1998. The effect of inflation on operating results for fiscal 2000, 1999 and 1998 has been insignificant. The Company believes this is due to the absence of any significant inflation factors in the industry in which the Company participates.

     Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" is effective for all fiscal quarters beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that derivatives be recognized in the balance sheet at fair value and specifies the accounting for changes in fair value. The Company is in the process of assessing the impact of this pronouncement on its financial statements.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. All registrants are expected to apply the accounting and disclosures described in SAB 101. The Company is still assessing the impact of SAB 101 on its consolidated results of operations, financial position and cash flows. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2001.

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000. The Company is still assessing the impact of FIN 44 on its consolidated results of operations, financial position, and cash flows.

     The Company records unrealized gains and losses on the mark-to-market of its investments as a component of accumulated other comprehensive income. As of June 30, 2000 and July 2, 1999, total accumulated other comprehensive income
(loss) was $86 million and $(7) million, respectively. During fiscal 2000, several marketable equity securities held by the Company including SanDisk Corporation, Gadzoox Networks, Inc., Veeco Instruments, Inc., and Lernout & Hauspie Speech Products N.V. were included in this mark-to-market calculation resulting in a $95 million unrealized gain, net of taxes. No such similar amounts were recorded in fiscal 1999. Such investments are subject to changes in valuation based upon the market price of their common stock. Between June 30, 2000 and August 9, 2000, these investments, excluding the investment in SanDisk which was sold during the same period, had temporarily decreased in fair value by $56 million, net of taxes. In July 2000, the Company sold its remaining investment in SanDisk for net proceeds of approximately $105 million.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2000, the Company's cash, cash equivalents and short-term investments totaled $2.015 billion, an increase of $392 million from the prior year-end balances. This increase was primarily a result of proceeds from sales of VERITAS and SanDisk common stock of $834 million and $680 million, respectively, $192 million from sales of the Company's common stock, and net cash provided by operating activities. However, this increase was partially offset by expenditures of $580 million for property, equipment and leasehold improvements and the repurchase of approximately 25 million shares of the Company's common stock for $776 million. The Company's cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase, while its short-term investments primarily consist of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase.

     As of June 30, 2000, the Company had committed lines of credit of $86 million that can be used for standby letters of credit or bankers' guarantees. At June 30, 2000, $57 million of these lines of credit were utilized. In addition, the Company has a $300 million credit facility that can be used for borrowings. As of June 30, 2000 this facility was unutilized.

     The Company made investments in property and equipment in fiscal 2000 totaling $623 million. This amount comprised $241 million for manufacturing facilities and equipment for the recording head operations in the United States, Northern Ireland, Thailand and Malaysia; $289 million for manufacturing facilities and equipment related to the Company's subassembly and disc drive final assembly and test facilities in the United States, Asia Pacific and the United Kingdom; $86 million for expansion of the Company's thin-film media operations in the United States, Singapore, Northern Ireland and Mexico; and $7 million for other purposes. The Company presently anticipates investments of approximately $632 million in property and equipment in 2001. The Company plans to finance these investments from existing cash balances and future cash flows from operations.

     During the year ended June 30, 2000, the Company acquired approximately 25 million shares of its common stock for approximately $776 million. The repurchase of a portion of these shares completed the June 1997 stock repurchase program as amended in February 1999. The remainder of the shares were repurchased under an April 1999 amendment to the program in which up to an additional 25 million shares of the Company's common stock was authorized to be acquired in the open market. In November 1999, the Company's Board of Directors authorized an increase to its existing stock repurchase program pursuant to which up to an additional 50 million shares of the Company's common stock may be acquired in the open market. The Company effected no repurchases in the quarters ended March 31, 2000 or June 30, 2000, and has no present intention to repurchase additional shares.

     The Company believes that its cash balances together with cash flows from operations and its borrowing capacity will be sufficient to meet its working capital needs for the foreseeable future.

FACTORS AFFECTING FUTURE OPERATING RESULTS

WE FACE RISKS FROM THE VERITAS/SILVER LAKE TRANSACTION

     Holders of Seagate common stock face a number of risks in connection with their investment in Seagate common stock as a result of the pending VERITAS/Silver Lake transaction, including the following:

     - the transaction may not close for many reasons including but not limited to: the fact that our stockholders or VERITAS' stockholders may not approve it, SAC may not be able to obtain the funding necessary to finance the transaction, we may fail to obtain regulatory approval for the transaction, the transaction may not close due to pending litigation, or other reasons;

     - the price of VERITAS' common stock may decline and we may be unable to exert meaningful control over the management of VERITAS, although currently we have two representatives on its board of directors;

     - our management personnel may be distracted from our day to day operations by the time demands associated with closing the transactions, and therefore may be unable to timely identify and address business issues as they arise;

     - our customers and vendors may discontinue their relationship with us, or delay or cancel orders as a result of uncertainty about our business after the transaction; and

     - our employees may be distracted by concerns about the VERITAS/Silver Lake transaction, and therefore may not meet critical deadlines in their assigned tasks or otherwise perform effectively.

     If we do not close the VERITAS/Silver Lake transaction, we face a number of additional risks resulting from the announcement and pendency of the VERITAS/Silver Lake transaction which could negatively affect our business, financial condition, results of operations, and ultimately, the market price of our common stock including:

     - our earnings will be impacted because our income statement will reflect the fees, costs and expenses we incurred in connection with the transaction, such as legal, accounting and financial advisor fees, costs and expenses, even if the transaction is not completed;

     - we may be required to pay a substantial termination fee if the VERITAS/Silver Lake transaction is terminated for certain reasons;

     - our stockholders may be unable to realize the value of the VERITAS common stock we hold and the price of our common stock may not reflect the full value of the VERITAS shares; and

     - the market price of our common stock may decline to the extent that the current market price of our common stock reflects a market assumption that the transaction will be completed.

  IF THE MARKET PRICE OF VERITAS COMMON STOCK DECLINES, SEAGATE AND VERITAS MAY BE UNABLE TO TERMINATE THE MERGER AGREEMENT AND SEAGATE STOCKHOLDERS WILL RECEIVE SHARES WITH A LOWER MARKET VALUE IN CONNECTION WITH THE MERGER

     A significant portion of the consideration to be issued to Seagate's stockholders in connection with the merger will consist of a fixed number of shares of VERITAS common stock. There will be no adjustment to the fixed number of shares of VERITAS common stock issued to Seagate's stockholders in connection with the merger based upon changes in the market price of VERITAS common stock. In addition, neither Seagate nor VERITAS may terminate the merger agreement or "walk away" from the merger solely due to changes in the market price of VERITAS common stock. Accordingly, the specific dollar value of the consideration that Seagate's stockholders will receive in connection with the merger will depend, in part, on the market value of VERITAS common stock, and may decrease from the date Seagate's stockholders submit their proxies. The market price of VERITAS common stock is subject to fluctuations in the market for publicly traded equity securities generally and has experienced significant volatility.

     VERITAS cannot predict or give any assurances as to the market price of its common stock at any time before or after the completion of the merger. Seagate stockholders should obtain recent market quotations for VERITAS common stock in making a determination on how to vote on the merger agreement and the merger. In addition, you should call the toll free telephone number that Seagate and VERITAS have established in order to find out the most recent estimate as to the amount of cash payable and the number of shares of VERITAS common stock issuable in exchange for each share of Seagate common stock in connection with the merger.

  SEAGATE WILL REMAIN LIABLE TO THIRD PARTIES AFTER THE LEVERAGED BUYOUT AND THE MERGER

     In the leveraged buyout, Seagate will sell all of its operating assets to SAC, and SAC has agreed to assume and indemnify VERITAS and Seagate for substantially all liabilities arising in connection with Seagate's operating assets. However, third parties may nevertheless try to seek recourse against Seagate for these liabilities. Seagate currently is a large, multinational enterprise that owns or leases facilities and offices in numerous states and foreign countries and employs over 59,000 persons worldwide. As a result, Seagate could continue to face a wide range of possible liabilities after the leveraged buyout and the merger are completed, both for actions, events or circumstances arising or occurring before the leveraged buyout and the merger as well as after. Some areas of potential liability include:

     - environmental cleanup costs and liabilities for claims made under federal, state or foreign environmental laws;

     - tax liabilities;

     - obligations under federal, state and foreign pension and retirement benefit laws;

     - existing and future litigation arising from the restructuring that Seagate commenced last year, including litigation initiated by terminated employees; and

     - existing and future patent litigation.

     If SAC fails to indemnify VERITAS or Seagate under the indemnification agreement for any of these liabilities, VERITAS could experience a material adverse effect on its business and financial performance.

  THE LEVERAGED BUYOUT AND THE MERGER MAY BE DELAYED IF SEAGATE AND VERITAS ARE UNABLE TO TIMELY OBTAIN ALL NECESSARY CONSENTS FROM GOVERNMENT

     In order to complete the leveraged buyout and the merger, Seagate and VERITAS have each filed notifications under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and Seagate has made various filings with state and foreign governmental authorities with jurisdiction over applicable antitrust laws. In addition, Mr. Stephen Luczo, a director and executive officer of Seagate and a member of Seagate's senior management team who will participate in the ownership of SAC, is required to file a notification under the Hart-Scott-Rodino Antitrust Improvements Act. The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act for Seagate's and VERITAS' filings was terminated early by the Federal Trade Commission in July 2000. Although Seagate, VERITAS and SAC do not currently anticipate any challenges to the leveraged buyout or the merger based upon antitrust grounds, any state or foreign governmental authorities could still take action under various antitrust laws against the leveraged buyout or the merger as they deem necessary in the public interest. Private parties may also seek to take action under various antitrust laws against the leveraged buyout and/or the merger. If any of these events occur, the leveraged buyout and the merger may be delayed. Based upon available information, Seagate, VERITAS and SAC believe that the leveraged buyout and the merger comply with all significant federal, state and foreign antitrust laws. We cannot assure you, however, that there will not be a challenge to the leveraged buyout and/or the merger based on antitrust grounds, or that if so challenged, Seagate, VERITAS and SAC will prevail.

WE FACE RISKS FROM OUR ONGOING OPERATIONS

     In addition to the risks related to the VERITAS/Silver Lake transaction, we face other risks related to our ongoing business operations. We compete in the data storage industry, and there are a number of factors that, in the past, have affected all of the companies in our industry, including Seagate. Many of these factors may also impact our business in the future. These risks include the following:

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

  OUR FINANCIAL RESULTS WILL VARY

     We often experience a high volume of sales at the end of a quarter, so we may be unable to determine whether our fixed costs are too high relative to sales until late in any given quarter. As a result, we often do not have enough time to reduce these fixed costs. Consequently, our net income would be reduced or we may even incur a loss. In addition, our operating results have been and may in the future be subject to significant quarterly fluctuations as a result of a number of other factors including:

     - the timing of orders from and shipment of products to major customers;

     - our product mix, and the related margins of the various products;

     - accelerated reduction in the price of our disc drive products due to an oversupply of disc drives in the world market;

     - manufacturing delays or interruptions, particularly at our major manufacturing facilities in Malaysia, Thailand, China and Singapore;

     - acceptance by customers of competing technologies in lieu of our products;

     - variations in the cost of components used in manufacturing our products;

     - limited access to components that we obtain from a single or a limited number of suppliers;

     - our inability to reduce our fixed costs to match revenue in any quarter because of our vertical manufacturing strategy;

     - our ability to develop, introduce and market new products and product enhancements in a timely fashion;

     - the impact of changes in foreign currency exchange rates on the cost of our products and the effective price of such products to foreign consumers; and

     - competition and consolidation in the data storage industry.

     In addition, our future operating results may also be adversely affected if we receive an adverse judgment or settlement in any of the legal proceedings to which we are a party. For example, in fiscal 2000 we recorded $64 million in litigation settlement costs.

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

  WE HAVE EXPERIENCED DELAYS IN THE INTRODUCTION OF PRODUCTS DUE TO SUPPLY OF COMPONENTS

     Seagate evaluates the need for second sources for all of its components on a case-by-case basis and, where it is deemed desirable and feasible to do so, secures multiple sources. Seagate has experienced production delays when unable to obtain sufficient quantities of certain components or assembly capacity. For example, Seagate has recently experienced difficulty in obtaining a sufficient supply of ASICs to meet production demands. Seagate attempts to maintain component inventory levels adequate for its short-term needs. However, an inability to obtain essential components, if prolonged, would adversely affect Seagate's business.

  WE MAY NOT DEVELOP PRODUCTS IN TIME TO MEET CHANGING TECHNOLOGIES

     Our customers have demanded new generations of drive products as advances in other hardware components and software have created the need for improved storage products with features such as increased storage capacity or improved performance and reliability. As a result, the life cycles of our products have been shortened, and we have been required to constantly develop and introduce new cost-effective drive products quickly in order to meet market windows that become progressively shorter. We had product development expenses of $587 million, $581 million and $585 million in fiscal 2000, fiscal 1999, and fiscal 1998, respectively.

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

     Our products are used in combination with other hardware, such as microprocessors, and other software. The Company's future success will also require strong demand by consumers and businesses for computer systems, storage upgrades to computer systems and multimedia applications. If delivery of our products is delayed, our OEM customers may use our competitors' products in order to meet their production requirements. In addition, if delivery of those OEMs' computer systems into which our products are integrated is delayed, consumers and businesses may purchase comparable products from the OEMs' competitors. If customers elect to wait to make their purchases in anticipation of a new product, or buy from a competitor instead, our operating results may be significantly adversely impacted.

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

  WE FACE RISKS FROM OUR INTERNATIONAL OPERATIONS

     The Company has significant offshore operations including manufacturing facilities, sales personnel and customer support operations. We have manufacturing facilities in Singapore, Thailand, China, Northern Ireland, Malaysia, and Mexico, in addition to those in the United States. Our offshore operations are subject to certain inherent risks including:

     - fluctuations in currency exchange rates;

     - longer payment cycles for sales in foreign countries;

     - difficulties in staffing and managing international manufacturing operations;

     - seasonal reductions in business activity in the summer months in Europe and certain other countries;

     - increases in tariffs and duties, price controls, restrictions on foreign currencies and trade barriers imposed by foreign countries; and

     - political unrest, particularly in areas in which we have manufacturing facilities.

     These factors could have a material adverse effect on our business, operating results and financial condition in the future.

  IN ADDITION TO THE RISKS WE FACE FROM THE VERITAS/SILVER LAKE TRANSACTION, WE FACE RISKS FROM OUR INVESTMENT IN VERITAS

     We contributed our NSMG business to VERITAS on May 28, 1999 and received a 42% interest in VERITAS. As of June 30, 2000, the Company held approximately 32% of the outstanding common stock of VERITAS.

     In addition to the risks we face from the VERITAS/Silver Lake transaction, we face a number of risks from our investment in VERITAS including the fact that:

     - we do not have significant control over the management of VERITAS, although currently we have two representatives on its board of directors; and

     - our financial statements and results of operations reflect our ownership of approximately 32% of VERITAS which impacts our stock price.

  ACQUISITION RELATED ACCOUNTING CHARGES WILL REDUCE OUR PROFITS

     We intend to continue our expansion into complementary data technology businesses through internal growth as well as acquisitions. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations and products of the acquired businesses and the potential loss of key employees or customers of the acquired businesses. We expect that we will continue to incur substantial expenses as we acquire other businesses including charges for the write-off of in-process research and development. Our operating results have fluctuated in the past and may fluctuate in the future because of the timing of such write-offs. For example, we incurred a charge to operations in the third quarter of fiscal 2000 of $105 million for the write-off of in-process research and development related to our acquisition of XIOtech and we will experience ongoing charges related to that acquisition for amortization of purchased intangibles currently amounting to approximately $10 million per quarter. We also incurred a charge to operations in the fourth quarter of fiscal 1999 related to the contribution of NSMG to VERITAS of approximately $85 million for the write-off of in-process research and development, and we will experience ongoing charges related to that contribution for amortization of purchased intangibles currently amounting to approximately $80 million per quarter. In addition, in the second quarter of fiscal 2000, we incurred a charge to operations of $284 million plus $2 million in payroll taxes, related to the purchase of the minority interest in Seagate Software.

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

  OUR STOCK PRICE WILL FLUCTUATE

     Our stock price has varied greatly as has the volume of shares of our common stock that are traded. We expect that while the VERITAS/Silver Lake transaction is pending, the value of our common stock will depend primarily on the value of VERITAS' common stock. In the event that the VERITAS/Silver Lake transaction does not occur, we expect these fluctuations to continue due to factors such as:

     - changes in the price of VERITAS' common stock and the resulting impact on investors and analysts perceptions of the change in our valuation as a result of our holdings of approximately 32% of VERITAS' outstanding common stock;

     - announcements of new products, services or technological innovations by the Company or its competitors;

     - announcements of major restructurings by the Company or its competitors;

     - quarterly variations in our results of operations as a result of our fixed short-term cost structure and volatility in the demand for our products;

     - changes in revenue or earnings estimates by the investment community and speculation in the press or investment community stemming from our past performance, concerns about demand for our products, or announcements by our competitors;

     - general conditions in the data storage industry or the personal computer industry such as the substantial decline in demand for disc drive products that occurred during fiscal 1998;

     - changes in our revenue growth rates or the growth rates of our competitors;

     - sales of large blocks of our stock that may lead to investors' concerns that our performance will falter and leading those investors to liquidate their holdings of our shares;

     - adverse impacts on our operating results if we receive an adverse judgment or settlement in any of the legal proceedings to which we are a party; and

     - price erosion.

     The stock market may from time to time experience extreme price and volume fluctuations. Many technology companies have experienced such fluctuations. In addition, our stock price may be affected by general market conditions and domestic and international macroeconomic factors unrelated to our performance. Often such fluctuations have been unrelated to the operating performance of the specific companies. The market price of our common stock may experience significant fluctuations in the future. For example, our stock price fluctuated from a high of $76 to a low of $25 1/8 during fiscal 2000.

ITEM 7a. DISCLOSURES ABOUT MARKET RISK

     Interest Rate Risk -- The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio and long-term debt obligations. The Company does not use derivative financial instruments in its investment portfolio. The Company places its investments with high credit quality issuers and, by policy, limits the amount of credit exposure to any one issuer. As stated in its policy, the Company is averse to principal loss and ensures the safety and preservation of its invested funds by limiting default risk, market risk and reinvestment risk.

     The Company mitigates default risk by investing in only the safest and highest credit quality securities and by constantly positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer, guarantor or depository. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity.

     The Company has no cash flow exposure due to rate changes for long-term debt obligations. The Company primarily enters into debt obligations to support general corporate purposes including capital expenditures and working capital needs.

     The tables below present principal (or notional) amounts and related weighted average interest rates by year of maturity for the Company's investment portfolio and debt obligations as of June 30, 2000 and July 2, 1999.

     All investments mature, by policy, in three years or less, except for certain types of investments that may mature in more than three years but whose weighted average maturity is three years or less.

                                                                                                 FAIR VALUE
                                  2001    2002    2003    2004    2005    THEREAFTER   TOTAL    JUNE 30, 2000
                                 ------   -----   -----   -----   -----   ----------   ------   -------------
                                                            (DOLLARS IN MILLIONS)
ASSETS
Cash equivalents
  Fixed rate...................  $  795   $  --   $  --   $  --   $  --      $ --      $  795      $  791
    Average interest rate......    5.73%     --      --      --      --        --        5.73%
Short-term investments
  Fixed rate...................     281     310     184      --      --        --         775         745
    Average interest rate......    6.21%   5.72%   6.80%             --        --        6.15%
  Variable rate................     395      --      --      --      --        --         395         395
    Average interest rate......    6.61%     --      --      --      --        --        6.61%
Total investment securities....   1,471     310     184      --      --        --       1,965       1,931
    Average interest rate......    6.06%   5.72%   6.80%             --        --        6.07%

LONG-TERM DEBT
  Fixed rate...................      --      --      --     200      --       500         700         630
    Average interest rate......      --      --      --    7.13%     --      7.50%       7.40%

                                                                                                   FAIR VALUE
                                   2000    2001    2002     2003    2004    THEREAFTER   TOTAL    JULY 2, 1999
                                   -----   -----   -----   ------   -----   ----------   ------   ------------
                                                              (DOLLARS IN MILLIONS)
ASSETS
Cash equivalents
  Fixed rate.....................  $ 350   $  --   $  --   $   --   $  --     $  --      $  350      $  350
    Average interest rate........   5.29%     --      --       --      --        --        5.29%
Short-term investments
  Fixed rate.....................    202     364     432       --      --        --         998         994
    Average interest rate........   5.48%   6.02%   6.61%      --      --        --        6.17%
  Variable rate..................    233      --      --       --      --        --         233         233
    Average interest rate........   5.03%     --      --       --      --        --        5.03%
Total investment securities......    785     364     432       --      --        --       1,581*      1,577
    Average interest rate........   5.26%   6.02%   6.61%      --      --        --        5.80%

LONG-TERM DEBT
  Fixed rate.....................     --      --      --       --     200       500         700         663
    Average interest rate........     --      --      --       --    7.03%     7.45%       7.33%         --

---------------
* Includes $4 million of accreted interest to be received at maturity.

     Foreign Currency Risk -- The Company transacts business in various foreign countries. Its primary foreign currency cash flows are in emerging market countries in Asia and in certain European countries. During fiscal 1998, the Company employed a foreign currency hedging program utilizing foreign currency forward exchange contracts and purchased currency options to hedge local currency cash flows from payroll, inventory, other operating expenditures and fixed asset purchases in Singapore, Thailand, Malaysia, and Ireland. Under this program, increases or decreases in the Company's local currency operating expenses and other cash outflows, as measured in U.S. dollars, partially offset realized gains and losses on the hedging instruments. The goal of this hedging program was to economically guarantee or lock in the exchange rates on the Company's foreign currency cash outflows rather than to eliminate the possibility of short-term earnings volatility. Based on uncertainty in the Southeast Asian foreign currency markets, the Company has temporarily suspended purchasing foreign currency forward exchange and option contracts for the Thai baht, Malaysian ringgit and Singapore dollar. The Company does not use foreign currency forward exchange contracts or purchased currency options for trading purposes. As of July 3, 1998, the Company had effectively closed out all of its foreign currency forward exchange contracts by purchasing offsetting contracts. As of June 30, 2000, the Company had no outstanding foreign currency forward exchange or purchased currency option contracts.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               SEAGATE TECHNOLOGY

                          CONSOLIDATED BALANCE SHEETS
                        (IN MILLIONS, EXCEPT SHARE DATA)

                                     ASSETS

                                                              JUNE 30,    JULY 2,
                                                                2000       1999
                                                              --------    -------
Cash and cash equivalents...................................   $  875     $  396
Short-term investments......................................    1,140      1,227
Accounts receivable, net....................................      678        872
Inventories.................................................      430        451
Deferred income taxes.......................................      219        252
Other current assets........................................      167        114
                                                               ------     ------
          Total Current Assets..............................    3,509      3,312
                                                               ------     ------
Property, equipment and leasehold improvements, net.........    1,608      1,687
Investment in VERITAS Software, net.........................    1,122      1,745
Goodwill and other intangibles, net.........................      353        144
Other assets................................................      575        184
                                                               ------     ------
          Total Assets......................................   $7,167     $7,072
                                                               ======     ======
                                   LIABILITIES
Accounts payable............................................   $  707     $  714
Accrued employee compensation...............................      195        205
Accrued expenses............................................      365        414
Accrued warranty............................................      129        163
Accrued income taxes........................................       81         43
Current portion of long-term debt...........................        1          1
                                                               ------     ------
          Total Current Liabilities.........................    1,478      1,540
                                                               ------     ------
Deferred income taxes.......................................    1,020      1,103
Accrued warranty............................................      109        126
Other liabilities...........................................       10         37
Long-term debt, less current portion........................      703        703
                                                               ------     ------
          Total Liabilities.................................    3,320      3,509
                                                               ------     ------
Commitments and Contingencies
                              STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value -- 1,000,000 shares
  authorized; none issued or outstanding....................       --         --
Common stock, $.01 par value -- 600,000,000 shares
  authorized; shares issued -- 251,890,019 in 2000 and
  1999......................................................        3          3
Additional paid-in capital..................................    1,960      1,991
Retained earnings...........................................    2,539      2,355
Accumulated other comprehensive income (loss)...............       86         (7)
Deferred compensation.......................................      (33)       (43)
Treasury common stock at cost; 22,638,025 shares in 2000 and
  23,172,130 shares in 1999.................................     (708)      (736)
                                                               ------     ------
          Total Stockholders' Equity........................    3,847      3,563
                                                               ------     ------
          Total Liabilities and Stockholders' Equity........   $7,167     $7,072
                                                               ======     ======

                See notes to consolidated financial statements.

                               SEAGATE TECHNOLOGY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                   FOR THE YEARS ENDED
                                                              ------------------------------
                                                              JUNE 30,    JULY 2,    JULY 3,
                                                                2000       1999       1998
                                                              --------    -------    -------
Revenue.....................................................   $6,448     $6,802     $6,819
Cost of sales...............................................    5,194      5,250      5,830
Product development.........................................      587        581        585
Marketing and administrative................................      515        534        502
Amortization of goodwill and other intangibles..............       51         39         40
In-process research and development.........................      105          2        223
Restructuring...............................................      207         60        347
Unusual items...............................................      350         78        (22)
                                                               ------     ------     ------
  Total Operating Expenses..................................    7,009      6,544      7,505
                                                               ------     ------     ------
  Income (Loss) from Operations.............................     (561)       258       (686)
Interest income.............................................      101        102         98
Interest expense............................................      (52)       (48)       (51)
Gain on contribution of NSMG to VERITAS, net................       --      1,670         --
Activity related to equity interest in VERITAS..............     (326)      (119)        --
Gain on sale of VERITAS stock...............................      537         --         --
Gain on sale of SanDisk stock...............................      679         --         --
Gain on exchange of certain investments in equity
  securities................................................      231         --
Other, net..................................................       --         10        (65)
                                                               ------     ------     ------
  Other Income (Expense), net...............................    1,170      1,615        (18)
Income (loss) before income taxes...........................      609      1,873       (704)
Benefit (provision) for income taxes........................     (299)      (697)       174
                                                               ------     ------     ------
  Net Income (Loss).........................................   $  310     $1,176     $ (530)
                                                               ======     ======     ======
Net income (loss) per share:*
  Basic.....................................................   $ 1.41     $ 4.99     $(2.20)
  Diluted...................................................     1.35       4.54      (2.20)
Number of shares used in per share computations:*
  Basic.....................................................    219.4      235.8      241.3
  Diluted...................................................    229.5      242.5      241.3

* See (1) in Note 2, Net Income Per Share, of notes to consolidated financial statements.

                See notes to consolidated financial statements.

                               SEAGATE TECHNOLOGY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                   FOR THE YEARS ENDED
                                                              ------------------------------
                                                              JUNE 30,    JULY 2,    JULY 3,
                                                                2000       1999       1998
                                                              --------    -------    -------
OPERATING ACTIVITIES
Net income (loss)...........................................  $   310     $1,176     $  (530)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
     Depreciation and amortization..........................      693        696         664
     Deferred income taxes..................................     (121)       661         (33)
     In-process research and development....................      105          2         223
     Non-cash portion of restructuring charge...............      109         35         203
     Gain on contribution of NSMG to VERITAS, net...........       --     (1,670)         --
     Activity related to equity interest in VERITAS.........      326        119          --
     Gain on sale of VERITAS stock..........................     (537)        --          --
     Gain on sale of SanDisk stock..........................     (679)        --          --
     Gain on exchange of certain investments in equity
       securities...........................................     (231)        --          --
     Compensation expense related to SSI exchange offer.....      284         --          --
     Other, net.............................................       55         36          41
  Changes in operating assets and liabilities:
     Accounts receivable....................................      190       (114)        242
     Inventories............................................      (15)        29         213
     Accounts payable.......................................      (54)       104        (278)
     Accrued expenses, employee compensation and warranty...     (222)      (124)       (262)
     Accrued income taxes...................................     (154)        52         (37)
     Other assets and liabilities...........................       14        198          54
                                                              -------     ------     -------
  Net cash provided by operating activities.................       73      1,200         500
INVESTING ACTIVITIES
Acquisition of property, equipment and leasehold
  improvements..............................................     (580)      (603)       (709)
Purchases of short-term investments.........................   (3,352)    (6,596)     (4,810)
Maturities and sales of short-term investments..............    3,429      6,519       4,889
Proceeds from sale of VERITAS stock.........................      834         --          --
Proceeds from sale of SanDisk stock.........................      680         --          --
Acquisitions of businesses, net of cash acquired............       --         --        (204)
Other, net..................................................      (18)       (26)        (14)
                                                              -------     ------     -------
     Net cash provided by (used in) investing activities....      993       (706)       (848)
FINANCING ACTIVITIES
Sale of common stock........................................      191         98          67
Purchase of treasury stock..................................     (776)      (859)       (105)
Other, net..................................................       --         --          (1)
                                                              -------     ------     -------
     Net cash used in financing activities..................     (585)      (761)        (39)
Effect of exchange rate changes on cash and cash
  equivalents...............................................       (2)        (3)          6
                                                              -------     ------     -------
     Increase (decrease) in cash and cash equivalents.......      479       (270)       (381)
Cash and cash equivalents at the beginning of the year......      396        666       1,047
                                                              -------     ------     -------
Cash and cash equivalents at the end of the year............  $   875     $  396     $   666
                                                              =======     ======     =======

                See notes to consolidated financial statements.

                               SEAGATE TECHNOLOGY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
       FOR THE YEARS ENDED JUNE 30, 2000, JULY 2, 1999, AND JULY 3, 1998

                                                                                  ACCUMULATED
                                        COMMON STOCK     ADDITIONAL                  OTHER                      TREASURY
                                       ---------------    PAID-IN     RETAINED   COMPREHENSIVE     DEFERRED      COMMON
                                       SHARES   AMOUNT    CAPITAL     EARNINGS      INCOME       COMPENSATION    STOCK     TOTAL
                                       ------   ------   ----------   --------   -------------   ------------   --------   ------
                                                                             (IN MILLIONS)
Balance at June 27, 1997.............   252       $3       $1,903      $1,946         $--            $(57)       $(319)    $3,476
Comprehensive income
  Net loss...........................                                    (530)                                               (530)
  Unrealized gain on marketable
    securities.......................                                                   1                                       1
  Foreign currency translation.......                                                  (1)                                     (1)
                                                                                                                           ------
  Comprehensive income (loss)........                                                                                        (530)
Purchase of treasury stock at cost...                                                                             (105)      (105)
Stock options exercised and employee
  stock purchase plan................                                     (98)                                     166         68
Issuance of restricted stock, net of
  cancellations......................                           6         (20)                         (6)          20         --
Amortization of deferred
  compensation.......................                                                                   8                       8
Income tax benefit from stock options
  exercised..........................                          12                                                              12
Other stock-based compensation.......                           8                                                               8
                                        ---       --       ------      ------         ---            ----        -----     ------
Balance at July 3, 1998..............   252        3        1,929       1,298          --             (55)        (238)     2,937
Comprehensive income
  Net income.........................                                   1,176                                               1,176
  Unrealized gain on marketable
    securities.......................                                                  (6)                                     (6)
  Foreign currency translation.......                                                  (1)                                     (1)
                                                                                                                           ------
  Comprehensive income...............                                                                                       1,169
Purchase of treasury stock at cost...                                                                             (859)      (859)
Stock options exercised and employee
  stock purchase plan................                                    (106)                                     204         98
Issuance of restricted stock, net of
  cancellations......................                          (2)         (6)                          2            6         --
Amortization of deferred
  compensation.......................                                                                  10                      10
Income tax benefit from stock options
  exercised..........................                          26                                                              26
Other stock-based compensation.......                          38          (7)                                     151        182
                                        ---       --       ------      ------         ---            ----        -----     ------
Balance at July 2, 1999..............   252        3        1,991       2,355          (7)            (43)        (736)     3,563
Comprehensive income
  Net income.........................                                     310                                                 310
  Unrealized gain on marketable
    securities.......................                                                  93                                      93
                                                                                                                           ------
  Comprehensive income...............                                                                                         403
Purchase of treasury stock at cost...                                                                             (776)      (776)
Stock options exercised and employee
  stock purchase plan................                          (5)        (62)                                     258        191
Exchange of SSI stock for SEG
  stock..............................                        (249)        (64)                                     324         11
Acquisition of XIOtech...............                         137                                                  222        359
Issuance of restricted stock, net of
  cancellations......................                          (4)                                      4                      --
Amortization of deferred
  compensation.......................                                                                   6                       6
Compensation expense related to
  employee separations...............                          28                                                              28
Income tax benefit from stock options
  exercised..........................                          57                                                              57
Other stock-based compensation.......                           5                                                               5
                                        ---       --       ------      ------         ---            ----        -----     ------
Balance at June 30, 2000.............   252       $3       $1,960      $2,539         $86            $(33)       $(708)    $3,847
                                        ===       ==       ======      ======         ===            ====        =====     ======

                See notes to consolidated financial statements.

                               SEAGATE TECHNOLOGY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations -- Seagate Technology, Inc. (the "Company" or "Seagate") designs, manufactures and markets products for storage, retrieval and management of data on computer and data communications systems. The Company has three operating segments, disc drives, software and tape drives, however, only the disc drive and software businesses are reportable segments under the criteria of SFAS No. 131. The Company sells its products to original equipment manufacturers ("OEM") for inclusion in their computer systems or subsystems, and to distributors who typically sell to small OEMs, dealers, system integrators and other resellers.

     Accounting Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates.

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

     Basis of Consolidation -- The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries after eliminations. Total outstanding minority interests are not material for any period presented.

     The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Accordingly, fiscal 2000 ended on June 30, 2000, fiscal 1999 ended on July 2, 1999, and fiscal 1998 ended on July 3, 1998. Fiscal year 2000 comprised 52 weeks, fiscal year 1999 comprised 52 weeks and fiscal year 1998 comprised 53 weeks. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

     Reclassifications -- Certain amounts in prior year financial statements and notes thereto have been reclassified to conform to current year presentation.

     Foreign Currency Translation -- The U.S. dollar is the functional currency for most of the Company's foreign operations. Gains and losses on the translation into U.S. dollars of amounts denominated in foreign currencies are included in net income for those operations whose functional currency is the U.S. dollar and as a separate component of stockholders' equity for those operations whose functional currency is the local currency.

     Derivative Financial Instruments -- Seagate transacts business in various foreign countries. Its primary currency cash flows are in emerging market countries in Asia and in certain European countries. During 1998 and 1997, Seagate employed a foreign currency hedging program utilizing foreign currency forward exchange contracts and purchased currency options to hedge local currency cash flows for payroll, inventory, other operating expenditures and fixed asset purchases in Singapore, Thailand, Malaysia and Northern Ireland. These local currency cash flows were designated as either firm commitments or as anticipated transactions

                               SEAGATE TECHNOLOGY
depending upon the contractual or legal nature of local currency commitments in Singapore, Thailand, Malaysia and Northern Ireland. Anticipated transactions were hedged with purchased currency options and with foreign currency forward exchange contracts; firm commitments were hedged with foreign currency forward exchange contracts.

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

     Revenue Recognition and Product Warranty -- Revenue from sales of products is recognized when persuasive evidence of an arrangement exists including a fixed price to the buyer, delivery has occurred, and collectibility is reasonably assured. Estimated product returns are provided for in accordance with SFAS 48. The Company warrants its products against defects in design, materials and workmanship generally for two to five years depending upon the capacity category of the disc drive, with the higher capacity products being warranted for the longer periods. A provision for estimated future costs relating to warranty expense is recorded when revenue is recorded.

     The Company's software revenue is primarily derived from the sale of product licenses, software maintenance, technical support, training and consulting. During the first quarter of fiscal 1999, the Company began recognizing license revenue in accordance with the American Institute of Certified Public Accountant's Statement of Position 97-2, "Software Revenue Recognition." Revenue from software license agreements is primarily recognized at the time of product delivery, provided that fees are fixed or determinable, evidence of an arrangement exists, collectibility is probable and the Company has vendor-specific objective evidence of fair value. Revenue from resellers, including VARs, OEMs and distributors, are primarily recognized at the time of product delivery to the reseller. The Company's policy is to defer such revenue if resale contingencies exist. Some of the factors that are considered to determine the existence of such contingencies include payment terms, collectibility and past history with the customer. Product returns are reserved for in accordance with SFAS 48. Such returns are estimated based on historical return rates. The Company considers other factors such as fixed and determinable fees, resale contingencies, arms length contract terms

                               SEAGATE TECHNOLOGY
and the ability to reasonably estimate returns to ensure compliance with SFAS
48. Service revenue from customer maintenance fees for ongoing customer support and product updates is recognized ratably over the maintenance term, which is typically 12 months. Service revenue from training and consulting is recognized when such services are performed.

     In December 1998, the AICPA issued SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. SOP 98-9 amends SOP 97-2 Software Revenue Recognition to require recognition of revenue using the "residual method" when certain criteria are met. The Company implemented the provisions of SOP 98-9 during its fiscal year ending June 30, 2000. The adoption of this pronouncement did not have a material impact on the Company's financial statements and results of operations.

     Inventory -- Inventories are valued at the lower of standard cost (which approximates actual cost using the first-in, first-out method) or market. Market value is based upon an estimated average selling price reduced by normal gross margins.

     Property, Equipment, and Leasehold Improvements -- Land, equipment, buildings and leasehold improvements are stated at cost. Equipment and buildings are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated life of the asset or the remaining term of the lease.

     Advertising Expense -- The cost of advertising is expensed as incurred. Advertising costs were $21 million, $56 million and $68 million in 2000, 1999 and 1998, respectively.

     Stock-Based Compensation -- The Company accounts for employee stock-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APBO 25") and related interpretations. Pro forma net income and net income per share are disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") and are included in the Stock-Based Benefit
Plans -- Pro Forma Information note to the consolidated financial statements.

     Impact of Recently Issued Accounting Standards -- Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") is effective for all fiscal quarters beginning after June 15, 2000 and will be adopted by the Company in its fiscal year 2001. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that derivatives be recognized in the balance sheet at fair value and specifies the accounting for changes in fair value. The Company is still assessing the impact of the adoption of SFAS 133 on its financial statements and related results.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. All registrants are expected to apply the accounting and disclosures described in SAB 101. The Company is still assessing the impact of SAB 101 on its consolidated results of operations, financial position and cash flows. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2001, retroactive to the beginning of the year.

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of the previously fixed stock options or awards; and the accounting for an exchange

                               SEAGATE TECHNOLOGY
of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000. The Company is still assessing the impact of FIN 44 on its consolidated results of operations, financial position, and cash flows.

     Cash, Cash Equivalents and Short-Term Investments -- The Company considers all highly liquid investments with a remaining maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company's short-term investments primarily comprise readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase. The Company has classified its entire investment portfolio as available-for-sale. Available-for-sale securities are classified as cash equivalents or short-term investments and are stated at fair value with unrealized gains and losses included in accumulated other comprehensive income which is a component of stockholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. Realized gains and losses are included in other income (expense). The cost of securities sold is based on the specific identification method.

     Equity Investments -- The Company enters into certain equity investments for the promotion of business and strategic objectives, and typically does not attempt to reduce or eliminate the inherent market risks on these investments. Both marketable and non-marketable investments are included in other assets. A substantial majority of the Company's marketable investments are classified as available-for-sale as of the balance sheet date and are reported at fair value, with unrealized gains and losses, net of tax, recorded in stockholders' equity. The cost of securities sold is based on the specific identification method. Realized gains or losses and declines in value, if any, judged to be other than temporary on available-for-sale securities are reported in other income or expense. Non-marketable investments are recorded at cost.

     Concentration of Credit Risk -- The Company's customer base for disc drive products is concentrated with a small number of systems manufacturers and distributors. Financial instruments which potentially subject the Company to concentrations of credit risk are primarily accounts receivable, cash equivalents and short-term investments. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The allowance for noncollection of accounts receivable is based upon the expected collectibility of all accounts receivable. The Company places its cash equivalents and short-term investments in investment grade, short-term debt instruments and limits the amount of credit exposure to any one commercial issuer.

     Supplier Concentration -- Certain of the raw materials used by the Company in the manufacture of its products are available from a limited number of suppliers. Shortages could occur in these essential materials due to an interruption of supply or increased demand in the industry. For example, all of the Company's disc drive products require ASIC chips which are produced by a limited number of manufacturers. During the fourth quarter of fiscal 2000 the Company experienced shortages and delays with regards to receipt of such chips and expects similar delays and shortages to continue in fiscal 2001. If the Company were unable to procure certain of such materials, it would be required to reduce its manufacturing operations which could have a material adverse effect upon its results of operations.

                               SEAGATE TECHNOLOGY

1. BALANCE SHEET INFORMATION

FINANCIAL INSTRUMENTS

     The following is a summary of the fair value of available-for-sale securities at June 30, 2000:

                                          AMORTIZED        GROSS             GROSS
                                            COST      UNREALIZED GAIN   UNREALIZED LOSS   FAIR VALUE
                                          ---------   ---------------   ---------------   ----------
                                                                (IN MILLIONS)
Money market mutual funds...............   $  266          $ --              $  --          $  266
U.S. government and agency
  obligations...........................      323            --                 (6)            317
Repurchase agreements...................       16            --                 --              16
Auction rate preferred stock............      374            --                 --             374
Municipal bonds.........................        1            --                 --               1
Corporate securities....................      733            --                 (2)            731
Mortgage-backed and asset-backed
  securities............................      218            --                 (4)            214
Euro/Yankee time deposits...............       12            --                 --              12
                                           ------          ----              -----          ------
Subtotal................................    1,943            --                (12)          1,931
Marketable equity securities*...........      334           471               (376)            429
                                           ------          ----              -----          ------
          Total available-for-sale
            securities..................   $2,277          $471              $(388)         $2,360
                                           ======          ====              =====          ======
Included in other assets................                                                    $  429
Included in cash and cash equivalents...                                                       791
Included in short-term investments......                                                     1,140
                                                                                            ------
                                                                                            $2,360
                                                                                            ======

---------------
* No such similar amounts were recorded in fiscal 1999.

     The following is a summary of the fair value of available-for-sale securities at July 2, 1999:

                                              AMORTIZED        GROSS
                                                COST      UNREALIZED LOSS   FAIR VALUE
                                              ---------   ---------------   ----------
                                                           (IN MILLIONS)
Money market mutual funds...................   $   74           $--           $   74
U.S. government and agency obligations......      314            (4)             310
Repurchase agreements.......................       --            --               --
Auction rate preferred stock................      222            --              222
Municipal bonds.............................      109            --              109
Corporate securities........................      515            (1)             514
Mortgage-backed and asset-backed
  securities................................      302            (2)             300
Euro/Yankee time deposits...................       48            --               48
                                               ------           ---           ------
                                               $1,584           $(7)          $1,577
                                               ======           ===           ======
Included in cash and cash equivalents.......                                  $  350
Included in short-term investments..........                                   1,227
                                                                              ------
                                                                              $1,577
                                                                              ======

     The fair value of the Company's investment in debt securities, by contractual maturity, is as follows:

                                                        JUNE 30, 2000   JULY 2, 1999
                                                        -------------   ------------
                                                               (IN MILLIONS)
Due in less than 1 year...............................     $  939          $  486
Due in 1 to 3 years...................................        352             794
                                                           ------          ------
                                                           $1,291          $1,280
                                                           ======          ======

                               SEAGATE TECHNOLOGY

     Fair Value Disclosures -- The carrying value of cash and cash equivalents approximates fair value. The fair values of short-term investments, notes, debentures (see Long-Term Debt and Lines of Credit footnote) and foreign currency forward exchange and option contracts are estimated based on quoted market prices.

     The carrying values and fair values of the Company's financial instruments are as follows:

                                                       JUNE 30, 2000           JULY 2, 1999
                                                   ---------------------   ---------------------
                                                   CARRYING   ESTIMATED    CARRYING   ESTIMATED
                                                    AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                                   --------   ----------   --------   ----------
                                                                   (IN MILLIONS)
Cash equivalents.................................   $  791      $  791      $  350      $  350
Short-term investments...........................    1,140       1,140       1,227       1,227
Marketable equity securities.....................      429         429          --          --
7.125% senior notes, due 2004....................     (200)       (187)       (200)       (194)
7.37% senior notes, due 2007.....................     (200)       (180)       (200)       (189)
7.45% senior debentures, due 2037................     (200)       (177)       (200)       (188)
7.875% senior debentures, due 2017...............     (100)        (85)       (100)        (92)

     Derivative Financial Instruments -- The Company may enter into foreign currency forward exchange and option contracts to manage exposure related to certain foreign currency commitments, certain foreign currency denominated balance sheet positions and anticipated foreign currency denominated expenditures. The Company does not enter into derivative financial instruments for trading purposes. Based on uncertainty in the Southeast Asian foreign currency markets, beginning in the second quarter of 1998 the Company temporarily suspended its hedging program. At July 3, 1998, the Company had effectively closed out all of its foreign currency forward exchange contracts by purchasing offsetting contracts. As of June 30, 2000, the Company had no outstanding foreign currency forward exchange or purchased currency option contracts.

     Net foreign currency transaction gains and losses included in the determination of net income (loss) were a gain of $1 million for fiscal 2000 and losses of $1 million and $252 million for fiscal 1999, and fiscal 1998, respectively. The Company transacts business in various foreign countries. Its primary foreign currency cash flows are in emerging market countries in Asia and in certain European countries. During fiscal 1998, the Company employed a foreign currency hedging program utilizing foreign currency forward exchange contracts and purchased currency options to hedge local currency cash flows for payroll, inventory, other operating expenditures and fixed asset purchases in Singapore, Thailand and Malaysia. During fiscal 1998 the Singapore dollar, Thai baht, and Malaysian ringgit declined in value relative to the U.S. dollar. The transaction loss of $252 million for fiscal 1998 primarily included losses incurred on closing out these foreign currency forward exchange contracts.

ACCOUNTS RECEIVABLE

     Accounts receivable are summarized below:

                                                              2000     1999
                                                              -----    -----
                                                              (IN MILLIONS)
Accounts receivable.........................................  $752     $925
Less allowance for noncollection............................   (74)     (53)
                                                              ----     ----
                                                              $678     $872
                                                              ====     ====

                               SEAGATE TECHNOLOGY

INVENTORIES

     Inventories are summarized below:

                                                              2000     1999
                                                              -----    -----
                                                              (IN MILLIONS)
Components..................................................  $142     $143
Work-in-process.............................................    51       54
Finished goods..............................................   237      254
                                                              ----     ----
                                                              $430     $451
                                                              ====     ====

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Property, equipment and leasehold improvements consisted of the following:

                                     ESTIMATED USEFUL LIFE       2000       1999
                                    ------------------------    -------    -------
                                                                  (IN MILLIONS)
Land..............................                              $    48    $    40
Equipment.........................               3 - 4 years      2,472      2,365
Building and leasehold
  improvements....................  Life of lease - 30 years        982        932
Construction in progress..........                                  252        196
                                                                -------    -------
                                                                  3,754      3,533
Less accumulated depreciation and
  amortization....................                               (2,146)    (1,846)
                                                                -------    -------
                                                                $ 1,608    $ 1,687
                                                                =======    =======

     Equipment and leasehold improvements include assets under capitalized leases. Amortization of leasehold improvements is included in depreciation expense. Depreciation expense was $597 million, $574 million and $549 million in 2000, 1999 and 1998, respectively.

GOODWILL AND OTHER INTANGIBLES

     Goodwill represents the excess of the purchase price of acquired companies over the estimated fair value of the tangible and specifically identified intangible net assets acquired. Other intangible assets consist of trademarks, assembled workforces, distribution networks, developed technology, and customer bases related to acquisitions accounted for by the purchase method. Amortization of purchased intangibles, other than acquired developed technology, is provided on the straight-line basis over the respective useful lives of the assets ranging from 36 to 60 months for trademarks, 24 to 48 months for assembled workforces and distribution networks, and 12 to 36 months for customer bases. In-process research and development without alternative future use is expensed when acquired.

     In accordance with SFAS 121, the carrying value of other intangibles and related goodwill is reviewed if the facts and circumstances suggest that they may be permanently impaired. If this review indicates these assets' carrying value will not be recoverable, as determined based on the undiscounted net cash flows of the entity acquired over the remaining amortization period, the Company's carrying value is reduced to its estimated fair value, first by reducing goodwill, and second by reducing long-term assets and other intangibles (generally based on an estimate of discounted future net cash flows). Goodwill and other intangibles are being amortized on a straight-line basis over periods ranging from two to fifteen years. Accumulated amortization was $205 million and $177 million as of June 30, 2000 and July 2, 1999, respectively.

                               SEAGATE TECHNOLOGY

DEVELOPED TECHNOLOGY

     The Company applies Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" ("SFAS 86"), to software technologies developed internally, acquired in business acquisitions, and purchased.

     Internal development costs are included in research and development and are expensed as incurred. SFAS 86 requires the capitalization of certain internal development costs once technological feasibility is established, which based on the Company's development process generally occurs upon the completion of a working model. As the time period between the completion of a working model and the general availability of software has been short, capitalization of internal development costs has not been material to date. As of June 30, 2000 there are no capitalized internal development costs remaining on the Company's balance sheet. Capitalized costs are amortized based on the greater of the straight-line basis over the estimated product life or the ratio of current revenue to the total of current and anticipated future revenue.

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

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance on capitalization of the costs incurred for computer software developed or obtained for internal use. It also provides guidance for determining whether computer software is internal-use software and on accounting for the proceeds of computer software originally developed or obtained for internal use and then subsequently sold to the public. SOP 98-1 was adopted by the Company in fiscal 2000 and the adoption of this statement did not have a material impact on its financial statements.

LONG-TERM DEBT AND LINES OF CREDIT

     Long-term debt consisted of the following:

                                                              2000     1999
                                                              -----    -----
                                                              (IN MILLIONS)
7.125% senior notes, due 2004...............................  $200     $200
7.37% senior notes, due 2007................................   200      200
7.45% senior debentures, due 2037...........................   200      200
7.875% senior debentures, due 2017..........................   100      100
Capitalized lease obligations with interest at 14% to 19.25%
  collateralized by certain manufacturing equipment and
  buildings.................................................     4        4
                                                              ----     ----
                                                               704      704
Less current portion........................................     1        1
                                                              ----     ----
                                                              $703     $703
                                                              ====     ====

                               SEAGATE TECHNOLOGY

     At June 30, 2000, future minimum principal payments on long-term debt and capital lease obligations were as follows:

                                                           (IN MILLIONS)
                                                           -------------
2001.....................................................      $  1
2002.....................................................         1
2003.....................................................         1
2004.....................................................       201
2005.....................................................        --
After 2005...............................................       500
                                                               ----
                                                               $704
                                                               ====

     The Company's 7.125% senior notes due 2004, 7.37% senior notes due 2007 and 7.875% senior debentures due 2017 are redeemable at the option of the Company at any time, at a redemption price equal to the greater of (i) 100% of their principal amount plus accrued interest or (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of redemption at a discount rate (the "discount rate") as set forth in the indenture governing the notes and debentures plus 10 basis points. The Company's 7.45% senior debentures due 2037 are redeemable at the option of the Company at any time, at a redemption price equal to the greater of (i) 100% of their principal amount plus accrued interest, (ii) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of redemption at the discount rate plus 10 basis points, calculated as if the principal amount were payable in full on March 1, 2009, or (iii) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the date of redemption at the discount rate plus 10 basis points. In addition, the Company's 7.45% senior debentures due 2037 will be redeemable on March 1, 2009, at the option of the holders thereof, at 100% of their principal amount, together with interest payable to the date of redemption. The Company's 7.125% senior notes due 2004, 7.37% senior notes due 2007 and 7.875% senior debentures due 2017 will not be redeemable at the option of the holders thereof prior to maturity. These securities were issued in February 1997 in an offering registered under the Securities Act of 1933, as amended.

     As of June 30, 2000, the Company had committed lines of credit of $86 million that can be used for standby letters of credit or bankers' guarantees. At June 30, 2000, $57 million of these lines of credit were utilized. In addition, the Company has a $300 million credit facility that can be used for borrowings. As of June 30, 2000, this facility was unutilized.

                               SEAGATE TECHNOLOGY

2. NET INCOME PER SHARE

     The following table sets forth the computation of basic and diluted net income (loss) per share.

                                                           FOR THE YEARS ENDED
                                                   ------------------------------------
                                                    JUNE 30,      JULY 2,      JULY 3,
                                                      2000         1999         1998
                                                   ----------    ---------    ---------
                                                   (IN MILLIONS, EXCEPT PER SHARE DATA)
Basic Net Income (Loss) Per Share Computation
Numerator:
  Net income (loss)..............................    $  310        $1,176       $ (530)
                                                     ------        ------       ------
Denominator:
  Weighted average number of common shares
     outstanding during the period(1)............     219.4         235.8        241.3
                                                     ------        ------       ------
Basic net income (loss) per share(1).............    $ 1.41        $ 4.99       $(2.20)
                                                     ======        ======       ======
Diluted Net Income (Loss) Per Share Computation
Numerator:
  Net income (loss)..............................    $  310        $1,176       $ (530)
  Adjustment to net income for dilutive effect of
     subsidiary Seagate Software, Inc.'s
     outstanding stock options...................        --           (75)          --
                                                     ------        ------       ------
  Total..........................................    $  310        $1,101       $ (530)
                                                     ------        ------       ------
Denominator:
  Weighted average number of common shares
     outstanding during the period(1)............     219.4         235.8        241.3
  Incremental common shares attributable to
     exercise of outstanding options (assuming
     proceeds would be used to purchase treasury
     stock and restricted stock
     outstanding)(1).............................      10.1           6.7           --
                                                     ------        ------       ------
  Total..........................................     229.5         242.5        241.3
                                                     ------        ------       ------
Diluted net income (loss) per share(1)...........    $ 1.35        $ 4.54       $(2.20)
                                                     ======        ======       ======

(1) Prior to fiscal 2000, weighted average outstanding shares used to compute basic net income (loss) per share have been amended to exclude the effects of restricted shares outstanding. The result of doing so was to increase basic net income per share in fiscal 1999 by $0.05 and basic net loss per share in 1998 by $(0.03). Prior to fiscal 2000, diluted net income (loss) per share has been amended to include the incremental effects of restricted shares using the modified treasury stock method. The result of doing so was to increase diluted net income per share in fiscal 1999 by $0.01 and diluted net loss per share in fiscal 1998 by $(0.03).

     Options to purchase 1.3 million, 6.2 million, and 9.7 million shares of common stock were outstanding during fiscal 2000, 1999, and 1998, respectively, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

3. COMPENSATION

TAX-DEFERRED SAVINGS PLAN

     The Company has a tax-deferred savings plan, the Seagate Technology, Inc. Savings and Investment Plan ("the 40l(k) plan"), for the benefit of qualified employees. The 40l(k) plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to make contributions

                               SEAGATE TECHNOLOGY
to the 401(k) plan on a monthly basis. The Company may make annual contributions to the 401(k) plan at the discretion of the Board of Directors. During the fiscal years ended June 30, 2000 and July 2, 1999, the Company made contributions totaling approximately $14 million to the 401(k) plan in each year. No material contributions were made by the Company during fiscal year 1998.

STOCK-BASED BENEFIT PLANS

     Stock Option Plans -- Options granted under the Company's stock option plans are granted at fair market value, expire ten years from the date of the grant and generally vest in four equal annual installments, commencing one year from the date of the grant.

     Following is a summary of stock option activity for the three years ended June 30, 2000:

                                                           OPTIONS OUTSTANDING
                                                       ----------------------------
                                                        NUMBER     WEIGHTED AVERAGE
                                                       OF SHARES    EXERCISE PRICE
                                                       ---------   ----------------
                                                           (SHARES IN MILLIONS)
Balance June 27, 1997................................     22.0          $22.92
  Granted............................................     18.3           27.10
  Exercised..........................................     (2.4)          13.34
  Canceled...........................................    (11.9)          32.62
                                                         -----
Balance July 3, 1998.................................     26.0           22.30
  Granted............................................     14.1           23.98
  Exercised..........................................     (4.3)          15.15
  Canceled...........................................     (1.9)          25.49
                                                         -----
Balance July 2, 1999.................................     33.9           23.73
  Granted............................................      8.3           30.97
  Exercised..........................................     (7.3)          21.48
  Canceled...........................................     (2.0)          26.12
                                                         -----
Balance June 30, 2000................................     32.9          $25.80
                                                         =====

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

     Options available for grant were 13.0 million at June 30, 2000; 5.0 million at July 2, 1999; and 13.6 million at July 3, 1998. On October 30, 1997, the stockholders approved an amendment to the 1991 Incentive Stock Option Plan to increase the number of shares of common stock reserved for issuance thereunder by 15 million.

                               SEAGATE TECHNOLOGY

     The following table summarizes information about options outstanding at June 30, 2000.

                                                  OUTSTANDING OPTIONS                    EXERCISABLE OPTIONS
                                    -----------------------------------------------   --------------------------
                                                WEIGHTED AVERAGE                                     WEIGHTED
        SHARES IN MILLIONS           NUMBER     CONTRACTUAL LIFE   WEIGHTED AVERAGE    NUMBER        AVERAGE
     RANGE OF EXERCISE PRICES       OF SHARES      (IN YEARS)       EXERCISE PRICE    OF SHARES   EXERCISE PRICE
     ------------------------       ---------   ----------------   ----------------   ---------   --------------
$  .00 - $ 6.38...................     0.7            4.01              $ 4.33           0.6          $ 4.86
  6.63 -  20.38...................     5.8            7.02               18.16           1.6           12.17
 20.50 -  28.94...................    19.9            7.71               27.74           8.1           24.42
 29.00 -  47.75...................     5.9            8.28               35.71           1.8           35.38
 47.88 -  71.75...................     0.6            9.61               62.31            --           51.47
                                      ----            ----              ------          ----          ------
$  .00 - $71.75...................    32.9            7.64              $25.78          12.1          $23.57

     On March 4, 1998, the Board of Directors approved the adoption of the 1998 Nonstatutory Stock Option Plan and the reservation of 3.5 million shares of common stock for issuance thereunder.

     Executive Stock Plan -- The Company has an Executive Stock Plan under which senior executives of the Company are granted the right to purchase shares of the Company's common stock at $.01 per share. The difference between the fair market value of the shares on the measurement date and the exercise price is recorded as deferred compensation and is charged to operations over the vesting period of four to seven years. The Company has the right to repurchase the restricted stock from an executive upon his or her voluntary or involuntary termination of employment with the Company for any reason at the same price paid by the executive. If an executive voluntarily resigns at or above age 65, the Company may release from the repurchase option, or if his or her employment terminates as a result of death, disability, termination by the Company other than for cause or constructive termination within the two-year period following a change of control, the Company will release from the repurchase option a pro rata number of shares based on the number of months that have passed since the grant date divided by the number of months in the vesting period. The following is a summary of restricted stock activity under the Executive Stock Plan for the three years ended June 30, 2000:

                                               RESTRICTED SHARES OUTSTANDING
                                               -----------------------------
                                                   (SHARES IN THOUSANDS)
Balance June 27, 1997........................              2,185
  Granted....................................                454
  Repurchased................................               (254)
  Released from restrictions.................                (44)
                                                           -----
Balance July 3, 1998.........................              2,341
  Granted....................................                145
  Repurchased................................               (216)
  Released from restrictions.................               (357)
                                                           -----
Balance July 2, 1999.........................              1,913
  Granted....................................                 30
  Repurchased................................               (135)
  Released from restrictions.................                (53)
                                                           -----
Balance June 30, 2000........................              1,755
                                                           =====

     At June 30, 2000, 291,000 shares were available for future grants. In addition, the Company has a Restricted Stock Plan which also has a deferred compensation component. Under this plan the deferred compensation is amortized over a period of seven years. There are two employees remaining in the plan and no shares are available for future grant. The aggregate amount charged to operations for amortization of deferred compensation under both plans was $6 million, $10 million, and $8 million in 2000, 1999 and 1998, respectively.

                               SEAGATE TECHNOLOGY

     Stock Purchase Plan -- The Company also maintains an Employee Stock Purchase Plan. A total of 19,600,000 shares of common stock have been authorized for issuance under the Purchase Plan. The Purchase Plan permits eligible employees who have completed thirty days of employment prior to the inception of the offering period to purchase common stock through payroll deductions generally at the lower of 85% of the fair market value of the common stock at the beginning or at the end of each six-month offering period. Under the plan, 1,515,000; 1,604,000; and 1,348,000 shares of common stock were issued from treasury shares in fiscal 2000, 1999, and 1998, respectively.

     Common stock reserved for future issuance under the Company's Employee Stock Purchase Plan aggregated 4,307,000 shares at June 30, 2000.

     Treasury Shares -- During fiscal 2000, 1999, and 1998, the Company repurchased 25 million, 27 million, and 4 million shares of common stock at an average price of $30.76, $31.82, and $28.31 per share, respectively.

     Pro Forma Information -- The Company has elected to follow APBO 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APBO 25, the Company generally recognized no compensation expense with respect to such options.

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

     The fair value of the Company's stock options granted to employees was estimated assuming no expected dividends and the following weighted average assumptions:

                                                          2000    1999    1998
                                                          ----    ----    ----
Stock Option Plan Shares
  Expected life (in years)..............................  3.9     3.8     3.2
  Risk-free interest rate...............................  6.0%    5.3%    5.5%
  Volatility............................................  .60     .56     .45
Employee Stock Purchase Plan Shares
  Expected life (in years)..............................   .5      .5      .6
  Risk-free interest rate...............................  5.9%    4.6%    5.5%
  Volatility............................................  .78     .68     .63

     The weighted average fair value of stock options granted under the Company's Stock Option Plans was $16.66, $11.09, and $10.05 per share in 2000, 1999, and 1998, respectively. The weighted average fair value of shares granted under the Company's Employee Stock Purchase Plan was $11.47, $10.18, and $12.03 per share in fiscal 2000, 1999, and 1998, respectively. The weighted average purchase price of shares granted under the Company's Employee Stock Purchase Plan was $23.38, $22.72, and $26.99 per share in 2000, 1999, and 1998, respectively.

                               SEAGATE TECHNOLOGY

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options' vesting period (for stock options) and the six month purchase period for stock purchases under the Stock Purchase Plan. The Company's pro forma information follows:

                                                    2000         1999          1998
                                                  --------     ---------     ---------
                                                  (IN MILLIONS, EXCEPT PER SHARE DATA)
Pro forma net income (loss).....................   $ 217        $1,018        $ (600)
Pro forma basic net income (loss) per share.....    0.99          4.64         (2.49)
Pro forma diluted net income (loss) per share...    0.96          4.29         (2.49)

     The effects on pro forma disclosures of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosures of future years. Because SFAS 123 is applicable only to options granted subsequent to June 30, 1995, the pro forma effect was not fully reflected in fiscal years prior to 1999.

POST-RETIREMENT HEALTH CARE PLAN

     In fiscal 2000, the Company adopted a post-retirement health care plan which offers medical coverage to eligible U.S. retirees and their eligible dependents. Substantially all U.S. employees become eligible for these benefits after 15 years of service and attaining age 60 and older.

     The following table provides a reconciliation of the changes in the post-retirement health care plan's benefit obligation and a statement of the funded status as of June 30, 2000 (in millions):

CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.....................  $ --
Service cost................................................     4
Amortization of unrecognized prior service cost.............     2
                                                              ----
Benefit obligation at end of year...........................  $  6
                                                              ====
FUNDED STATUS OF THE PLAN
Fair value of plan assets at end of year....................  $ --
Unrecognized prior service cost.............................   (22)
Accrued benefit liability recognized in the balance sheet at
  June 30, 2000.............................................    (6)
                                                              ----
Accrued benefit cost........................................  $(28)
                                                              ====

     Net periodic benefit cost for the year ended June 30, 2000 was as follows (in millions):

Service cost................................................  $ 2
Interest cost...............................................    2
Amortization of prior service cost..........................    2
                                                              ---
Net periodic benefit cost...................................  $ 6
                                                              ===

     Weighted-Average Actuarial Assumptions

     A discount rate of 7.0% was used in the determination of the accumulated benefit obligation.

     The Company's future medical benefit costs were estimated to increase at an annual rate of 10% during 2000, decreasing to an annual growth rate of 5% in 2010 and thereafter. The Company's cost is capped at 200% of the fiscal 1999 employer cost and, therefore, will not be subject to medical and dental trends after the capped cost is attained. A 1% change in these annual trend rates would not have a significant impact on the accumulated post-retirement benefit obligation at June 30, 2000, or 2000 benefit expense. Claims are paid as incurred.

                               SEAGATE TECHNOLOGY

4. INCOME TAXES

     The provision for (benefit from) income taxes consisted of the following:

                                                      2000     1999    1998
                                                      -----    ----    -----
                                                          (IN MILLIONS)
Current Tax Expense (Benefit)
  Federal...........................................  $ 367    $ 20    $(157)
  State.............................................     50       1       --
  Foreign...........................................      3      15       16
                                                      -----    ----    -----
                                                        420      36     (141)
                                                      -----    ----    -----
Deferred Tax Expense (Benefit)
  Federal...........................................   (121)    573      (19)
  State.............................................     --      86      (20)
  Foreign...........................................     --       2        6
                                                      -----    ----    -----
                                                       (121)    661      (33)
                                                      -----    ----    -----
Provision for (Benefit from) Income Taxes...........  $ 299    $697    $(174)
                                                      =====    ====    =====

     The income tax benefit related to the exercise of stock options reduces taxes currently payable and is credited to additional paid-in capital. Such amounts approximated $57 million, $26 million, and $12 million for fiscal 2000, 1999, and 1998, respectively.

     Income (loss) before income taxes consisted of the following:

                                                     2000     1999     1998
                                                     ----    ------    -----
                                                          (IN MILLIONS)
Domestic...........................................  $526    $1,547    $(778)
Foreign............................................    83       326       74
                                                     ----    ------    -----
                                                     $609    $1,873    $(704)
                                                     ====    ======    =====

                               SEAGATE TECHNOLOGY

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the Company's deferred tax assets and liabilities were as follows:

                                                           JUNE 30,    JULY 2,
                                                             2000       1999
                                                           --------    -------
                                                              (IN MILLIONS)
DEFERRED TAX ASSETS
Accrued warranty.........................................  $    97     $   114
Inventory valuation accounts.............................       35          31
Receivable reserves......................................       26          28
Accrued compensation and benefits........................       45          31
Depreciation.............................................       20          32
Restructuring reserves...................................       27          17
Other reserves and accruals..............................       28          42
Acquisition related items................................       32          38
Net operating loss and tax credit carry-forwards.........        5          69
Other assets.............................................       13           3
                                                           -------     -------
          Total Deferred Tax Assets......................      328         405
Valuation allowance......................................      (38)        (56)
                                                           -------     -------
          Net Deferred Tax Assets........................      290         349
                                                           -------     -------
DEFERRED TAX LIABILITIES
Unremitted income of foreign subsidiaries................     (543)       (558)
Acquisition related items................................     (170)        (14)
Deferred gain on VERITAS.................................     (378)       (615)
Other liabilities........................................       --         (13)
                                                           -------     -------
          Total Deferred Tax Liabilities.................   (1,091)     (1,200)
                                                           -------     -------
          Net Deferred Tax Liabilities...................  $  (801)    $  (851)
                                                           =======     =======
AS REPORTED ON THE BALANCE SHEET
Deferred Income Tax Assets...............................  $   219     $   252
Deferred Income Tax Liabilities..........................   (1,020)     (1,103)
                                                           -------     -------
          Net Deferred Tax Liability.....................  $  (801)    $  (851)
                                                           =======     =======

     The valuation allowance has been provided for deferred tax assets related to certain foreign net operating loss carry-forwards, foreign tax credit carry-forwards and future tax benefits associated with the acquisition of certain software companies. The valuation allowance decreased by $18 million and $26 million in 2000 and 1999, respectively, and increased by $25 million in 1998.

     The Company, as of June 30, 2000, has foreign net operating loss carry-forwards of approximately $5 million.

                               SEAGATE TECHNOLOGY

     The differences between the provision for (benefit from) income taxes at the U.S. statutory rate and the effective rate are summarized as follows:

                                                       2000    1999    1998
                                                       ----    ----    -----
                                                           (IN MILLIONS)
Provision (benefit) at U.S. statutory rate...........  $213    $656    $(246)
State income tax provision (benefit), net of federal
  income tax benefit.................................    33      72      (15)
Benefit from net earnings of foreign subsidiaries
  considered to be permanently invested in non-U.S.
  operations.........................................    --     (68)      --
Write-off of in-process research and development.....    37      21       75
Compensation expense SSI exchange offer..............    62      --       --
VERITAS..............................................    (6)    (10)      --
Valuation reserve....................................   (18)     17       25
Use of R&D credit carryforwards......................   (17)     --       --
Other individually immaterial items..................    (5)      9      (13)
                                                       ----    ----    -----
Provision for (benefit from) income taxes............  $299    $697    $(174)
                                                       ====    ====    =====

     A substantial portion of the Company's Asia Pacific manufacturing operations in Singapore, Thailand, Malaysia and China operate under various tax holidays which expire in whole or in part during fiscal years 2001 through 2010. Certain tax holidays may be extended if specific conditions are met. The tax holidays had no impact on net income in 2000. The net impact of these tax holidays was to increase net income by approximately $35 million ($.14 per share, diluted) in 1999. The tax holidays had no impact on the net loss in 1998. Cumulative undistributed earnings of the Company's Asia Pacific subsidiaries for which no income taxes have been provided aggregated approximately $1.634 billion at June 30, 2000. These earnings are considered to be permanently invested in non-U.S. operations. Additional federal and state taxes of approximately $585 million would have to be provided if these earnings were repatriated to the U.S.

     During fiscal 2000, the Company settled a number of the disputed tax matters reflected in the statutory notices of deficiencies dated June 27, 1997 and June 12, 1998 that were received from the Internal Revenue Service relative to Seagate Technology, Inc.'s taxable years 1991 through 1993 and Conner Peripherals, Inc.'s taxable years 1991 and 1992, respectively. The Company believes that it has meritorious defenses against the remaining asserted deficiencies and that the likely outcome of a re-determination of these asserted deficiencies by the United States Tax Court will not result in an additional provision for income taxes.

     Certain of the Company's foreign and state tax returns for various fiscal years are under examination by taxing authorities. The Company believes that adequate amounts of tax have been provided for any final assessments which may result from these examinations.

5. BUSINESS COMBINATIONS

     The Company has a history of business combinations and during the three most recent fiscal years these included the acquisition of XIOtech Corporation in fiscal 2000, the contribution of NSMG to VERITAS in fiscal 1999, and the acquisition of Quinta Corporation and Eastman Storage Software Management Group in fiscal 1998. In connection with certain business combinations, the Company has recognized significant write-offs of in-process research and development. The completion of the underlying in-process projects acquired within each business combination was the most significant and uncertain assumption utilized in the valuation of the in-process research and development. Such uncertainties could give rise to unforeseen budget over runs and/or revenue shortfalls in the event that the Company is unable to successfully complete a certain R&D project. The Company is primarily responsible for estimating the fair value of the purchased R&D in all business combinations accounted for under the purchase method. The nature of research and development

                               SEAGATE TECHNOLOGY
projects acquired, the estimated time and costs to complete the projects and significant risks associated with the projects are described below.

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

     Valuation of acquired intangible assets. Intangible assets were identified through (i) analysis of the acquisition agreement, (ii) consideration of the Company's intentions for future use of the acquired assets, and (iii) analysis of data available concerning XIOtech's, Quinta's and Eastman's (collectively referred to as the "Targets") products, technologies, markets, historical financial performance, estimates of future performance and the assumptions underlying those estimates. The economic and competitive environment in which the Company and the Targets operate was also considered in the valuation analysis.

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

     To determine the value of the distribution networks and customer bases, Seagate, considered, among other factors, the size of the current and potential future customer bases, the quality of existing relationships with customers, the historical costs to develop customer relationships, the expected income and associated risks. Associated risks included the inherent difficulties and uncertainties in transitioning the business relationships from the acquired entity to Seagate and risks related to the viability of and potential changes to future target markets.

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

     The underlying in-process projects acquired within each acquisition was the most significant and uncertain assumption utilized in the valuation analysis. Such uncertainties could give rise to unforeseen budget

                               SEAGATE TECHNOLOGY
over runs and/or revenue shortfalls in the event that the Company is unable to successfully complete a certain research and development project. Seagate management recognizes that the Company is primarily responsible for estimating the fair value of the purchased research and development in all acquisitions accounted for under the purchase method.

     The following details specific information about significant acquisitions including related assumptions used in the purchase price allocation.

ACQUISITION OF XIOTECH CORPORATION

     In January 2000, the Company acquired XIOtech, for 8,031,804 shares of Seagate common stock, issued from treasury shares, and options, with a combined fair value of $359 million. XIOtech designs, manufactures and markets a centralized data storage system. This system is based on an exclusive set of sophisticated data management and data movement tools. It offers storage virtualization, multi-node server clustering, and zero backup window solutions. The main component of the system is MAGNITUDE, a fully implemented storage area network ("SAN"). MAGNITUDE is sold in a cabinet containing software-based architecture that allows the incorporation of all of the components of a SAN in one centralized configuration.

     XIOtech also designs, develops and produces software, namely the REDI suite of software, which runs MAGNITUDE's software based architecture. The REDI software suite is application specific and gives customers the capability of better managing their data. XIOtech is currently developing the next generation technologies for both products, named Thunderbolt and REDI 7.0, respectively.

     At the time of completing the XIOtech acquisition, the Company estimated the cost to complete both Thunderbolt and REDI 7.0 at approximately $1 million. The anticipated release date for the Thunderbolt is the first half of fiscal 2001 and for the REDI 7.0 is in the third quarter of fiscal 2001.

     Assumptions used in estimating the fair value of intangible assets:

Revenue

     Future revenue estimates were generated for the following technologies: (i) MAGNITUDE, (ii) REDI, (iii) Thunderbolt, the next generation development of MAGNITUDE and (iv) REDI 7.0, the next generation development of REDI. Aggregate revenue was estimated to be approximately $47.6 million in fiscal 2000 and to increase to approximately $230 million for fiscal year 2001 when the in-process projects were expected to be complete and shipping. Revenue was estimated to increase to approximately $650 million and $1,060 million in fiscal years 2002 and 2003, respectively. Estimated revenues decreased 29% in fiscal 2004 to $750 million. The estimated revenue growth is consistent with the introduction of new technology. Revenue estimates were based on (i) aggregate revenue growth rates for the business as a whole, (ii) individual product revenue, (iii) growth rates for the storage management software market, (iv) the aggregate size of the storage management software market, (v) anticipated product development and introduction schedules, (vi) product sales cycles, and (vii) the estimated life of a product's underlying technology.

Operating expenses

     Estimated operating expenses used in the valuation analysis of XIOtech included (i) cost of goods sold, (ii) general and administrative expense, (iii) selling and marketing expense, and (iv) research and development expense. In developing future expense estimates, an evaluation of Seagate and XIOtech's overall business model, specific product results, including both historical and expected direct expense levels (as appropriate), and an assessment of general industry metrics was conducted.

                               SEAGATE TECHNOLOGY

     Cost of goods sold. Estimated cost of goods sold, expressed as a percentage of revenue, for the developed and in-process technologies ranged from approximately 46% to 55%.

     General and administrative ("G&A") expense. Estimated G&A expense, expressed as a percentage of revenue, for the developed and in-process technologies ranged from 5% in fiscal 2000 to less than 1% in fiscal 2004 declining as production levels and related revenue increased and thus efficiencies in production are assumed to be attained.

     Selling and marketing ("S&M") expense. Estimated S&M expense, expressed as a percentage of revenue, for the developed and in-process technologies ranged from 20% in fiscal 2001 to a sustainable 15% in fiscal 2002 and beyond. For fiscal 2000, however, when the Thunderbolt and REDI 7.0 technology was estimated to become commercially available, S&M expense was estimated to be 45% due to the relatively low revenue expectation in the initial commercialization period.

     Research and development ("R&D") expense. Estimated R&D expense consists of the costs associated with activities undertaken to correct errors or keep products updated with current information (also referred to as "maintenance" R&D). Maintenance R&D includes all activities undertaken after a product is available for general release to customers to correct errors or keep the product updated with current information. These activities include routine changes and additions. The maintenance R&D expense was estimated to be 2% of revenue for the developed and in-process technologies in fiscal 2000 and 3% throughout the remainder of the estimation period.

     In addition, as of the date of the acquisition, Seagate's management and XIOtech's management anticipated the costs to complete the in-process technologies at approximately $0.95 million.

Effective tax rate

     The effective tax rate utilized in the analysis of the in-process technologies was 40%, which reflects the Company's combined federal and state statutory income tax rates, exclusive of non-recurring charges at the time of the acquisition and estimated for future years.

Discount rate

     The discount rates selected for XIOtech's developed and in-process technologies was 16% and 23%, respectively. In the selection of the appropriate discount rates, consideration was given to the Weighted Average Cost of Capital ("WACC") of approximately 16% at the date of acquisition. The discount rate utilized for the in-process technology was determined to be higher than Seagate's WACC due to the fact that the technology had not yet reached technological feasibility as of the date of valuation. In utilizing a discount rate greater than the Company's WACC, management has reflected the risk premium associated with achieving the forecasted cash flows associated with these projects.

     As a result of this acquisition, the Company incurred a one-time write-off of in-process research and development of approximately $105 million. This acquisition was accounted for as a purchase and, accordingly, the results of operations of Quinta have been included in the Company's consolidated financial statements from the date of acquisition.

                               SEAGATE TECHNOLOGY

     The following is a summary of the purchase price allocation (in millions):

  Tangible assets less liabilities assumed..................  $ 12
  Developed technology......................................    37
  Tradenames................................................     5
  Assembled workforce.......................................     2
  Customer list.............................................     2
  In-process research and development.......................   105
  Goodwill..................................................   214
  Deferred tax liability....................................   (18)
                                                              ----
                                                              $359
                                                              ====

ACQUISITION OF QUINTA CORPORATION

     In April and June 1997, the Company invested an aggregate of $20 million to acquire approximately ten percent (10%) of the outstanding stock of Quinta Corporation ("Quinta"), a developer of ultra-high capacity disc drive technologies, including a new optically-assisted Winchester ("OAW") technology. In August 1997, the Company completed the acquisition of Quinta. Pursuant to the purchase agreement with Quinta, the shareholders of Quinta, other than Seagate, received cash payments aggregating $230 million upon the closing of the acquisition and were eligible to receive additional cash payments aggregating $96 million upon the achievement of certain product development and early production milestones. Of the $96 million, $19 million was charged to operations in fiscal 1998. Of the $19 million charged to operations, $5 million was paid in fiscal 1998. In July 1998, the Company and Quinta amended the purchase agreement to eliminate the product development and early production milestones and provide that the former shareholders of Quinta will be eligible to receive the remaining $77 million and the $14 million that had been accrued but unpaid in fiscal 1998. In the first quarter of fiscal 1999, the Company recorded a charge to operations for the remaining $77 million.

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

Assumptions used in estimating the fair value of intangible assets:

Revenue

     Future revenue estimates were generated for the following product that the OAW technology would be utilized in: (i) fixed drives, (ii) removable drive,
(iii) fixed/removable drives, and (iv) cartridges. No revenue was expected through fiscal 1998 since the underlying technology was anticipated not to be technologically feasible until fiscal 1999. Revenue was estimated to be approximately $26.6 million in fiscal 1999 and to increase to approximately $212 million for fiscal year 2000 when the in-process project was expected to be

                               SEAGATE TECHNOLOGY
complete and shipping. Revenue growth was expected to decline to a sustainable 20% growth by fiscal 2005. The estimated revenue growth is consistent with the introduction of new technology. Revenue estimates were based on (i) aggregate revenue growth rates for the business as a whole, (ii) individual product revenue, (iii) growth rates for the disc drive market, (iv) the aggregate size of the disc drive market, (v) anticipated product development and introduction schedules, (vi) product sales cycles, and (vii) the estimated life of a product's underlying technology. Quinta's development cycle, in total, was expected to take approximately 18 to 24 months.

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

Discount rate

     The discount rates selected for Quinta's in-process technology was 25%. In the selection of the appropriate discount rates, consideration was given to (i) the WACC of approximately 15% at the date of acquisition and (ii) the Weighted Average Return on Assets of approximately 25%. The discount rate utilized for the in-process technology was determined to be higher than Seagate's WACC due to the fact that the technology had not yet reached technological feasibility as of the date of valuation. In utilizing a discount rate

                               SEAGATE TECHNOLOGY
greater than the Company's WACC, management has reflected the risk premium associated with achieving the forecasted cash flows associated with these projects.

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

     The following is a summary of the purchase price allocation (in millions):

Tangible assets less liabilities assumed....................  $ 34
In-process research and development.........................   214
Assembled workforce.........................................     2
                                                              ----
                                                              $250
                                                              ====

CONTRIBUTION OF NSMG TO VERITAS AND THE PURCHASE OF OUTSTANDING SHARES OF SEAGATE SOFTWARE BY SEAGATE

Contribution of NSMG to VERITAS

     On May 28, 1999, Seagate and Seagate Software closed and consummated an Agreement and Plan of Reorganization dated as of October 5, 1998 with VERITAS and VERITAS Operating Corporation. The transaction provided for the contribution by Seagate, Seagate Software, and certain of their respective subsidiaries to VERITAS of (a) the outstanding stock of NSMG and certain other subsidiaries of Seagate Software and (b) those assets used primarily in the NSMG business of Seagate Software, in consideration for the issuance of shares of common stock of VERITAS to Seagate Software and the offer by VERITAS to grant options to purchase common stock of VERITAS to certain of Seagate Software's employees who become employees of VERITAS or its subsidiaries. As part of the transaction, VERITAS assumed certain liabilities of the NSMG business. The transaction was structured to qualify as a tax-free exchange.

     Subsequent to the transaction, all outstanding securities of VERITAS Operating Corporation were assumed and converted into common stock of VERITAS with identical rights, preferences and privileges, on a share for share basis. As a result of the contribution of the NSMG business to VERITAS, Seagate Software received a total of 155,583,468 shares of VERITAS common stock and former employees of the NSMG business received options to purchase an aggregate of 15,626,358 shares of VERITAS common stock. Share and option amounts for VERITAS have been adjusted to reflect the two-for-one stock split effective July 9, 1999 by VERITAS, and the subsequent three-for-two stock splits on November 22, 1999 and March 6, 2000.

     Seagate accounted for the contribution of NSMG to VERITAS as a non-monetary transaction using the fair value of the assets and liabilities exchanged. Immediately after the transaction, Seagate Software owned approximately 41.63% (155,583,468 shares) of the outstanding shares of VERITAS. Because Seagate still owns a portion of the NSMG business through its ownership of VERITAS, Seagate did not recognize 100% of the gain on the exchange. The gain recorded is equal to the difference between 58.37% of the fair value of the VERITAS common stock received and 58.37% of Seagate's basis in the NSMG assets and liabilities exchanged. Seagate is accounting for its ongoing investment in VERITAS using the equity method. The difference between the recorded amount of Seagate's investment in VERITAS and the amount of its underlying equity in the net assets of VERITAS was allocated based upon the fair value of the underlying tangible and intangible assets and liabilities of VERITAS. The intangible assets included amounts allocated to in-process research and development and resulted in a $85 million write-off in 1999 included in activity related

                               SEAGATE TECHNOLOGY
to equity interest in VERITAS in the accompanying statement of operations. Intangible assets including goodwill are being amortized over four years.

     Seagate includes in its financial results its share of the net income or loss of VERITAS, excluding certain NSMG purchase accounting related amounts recorded by VERITAS, but including Seagate's amortization of the difference between its recorded investment and the underlying assets and liabilities of VERITAS. Because of practicality considerations, the net income or loss of VERITAS is included in the results of Seagate on a one quarter lag basis. Thus, the results of VERITAS for the period from May 29, 1999 to June 30, 1999, the period subsequent to the contribution of NSMG to VERITAS, and for the period from July 1, 1999 through March 31, 2000 were included in the Company's results for the fiscal year ended June 30, 2000. The Company eliminates from VERITAS' income (loss) the effect of VERITAS' accounting for the NSMG business contribution, including VERITAS' amortization expenses related to intangible assets. Excluding amortization of intangibles, the total equity income recorded by Seagate related to VERITAS in fiscal 2000 was $30 million.

Seagate exchange offer

     In a separate but related transaction to the NSMG contribution to VERITAS, on June 9, 1999, the Company exchanged 5,275,772 shares of its common stock for 3,267,255 of the outstanding shares of Seagate Software common stock owned by employees, directors and consultants of Seagate Software. The exchange ratio was determined based on the estimated value of Seagate Software common stock divided by the fair market value of Seagate common stock.

     The estimated value of Seagate Software common stock exchanged into Seagate common stock was determined based upon the sum of the fair value of the NSMG business, as measured by the fair value of the shares received from VERITAS, plus the estimated fair value of the Information Management Group of Seagate Software as determined by the Seagate Board of Directors, plus the assumed proceeds from the exercise of all outstanding Seagate Software stock options, divided by the number of fully converted shares of Seagate Software. The Board of Directors of Seagate considered a number of factors in determining the estimated fair value of the IMG business, including historical and projected revenues, earnings and cash flows, as well as other factors and consultations with financial advisors.

     The fair value of the Seagate Software shares acquired less the original purchase price paid by the employees was recorded as compensation expense for those shares outstanding and vested less than six months. The purchase of Seagate Software shares outstanding and vested more than six months was accounted for as the purchase of a minority interest and, accordingly, the fair value of the shares exchanged has been allocated to all of the identifiable tangible and intangible assets and liabilities of Seagate Software. In connection with the acquisition, Seagate Software recorded the acquisition of the minority interest, Seagate recorded compensation expense amounting to approximately $124 million and wrote off purchased research and development amounting to $2 million in the fourth quarter of fiscal 1999. Associated intangible assets and goodwill are being amortized to operations over three to four years.

                               SEAGATE TECHNOLOGY

Computation of pro rata gain on contribution of NSMG to VERITAS

                                                              (IN MILLIONS)
Fair value of shares received...............................     $3,151
Times: pro rata percentage accounted for at fair value......      58.37%
                                                                 ------
Adjusted fair value of securities received..................     $1,839
                                                                 ------
Book value of NSMG..........................................     $   57
Times: pro rate percentage accounted for at fair value......      58.37%
                                                                 ------
Book value exchanged........................................         33
                                                                 ------
Pro rata gain...............................................     $1,806
                                                                 ======

Computation of original investment in VERITAS

                                                              (IN MILLIONS)
Book value of NSMG..........................................     $   57
Times: pro rata percentage accounted for at fair value......      41.63%
                                                                 ------
Portion of investment in VERITAS with no step up in basis...         24
Plus: Adjusted fair value of securities received............      1,839
                                                                 ------
Investment in VERITAS.......................................     $1,863
                                                                 ======

Allocation of original investment in VERITAS

                                                              (IN MILLIONS)
Allocation of investment to VERITAS assets and liabilities:
  Net tangible assets.......................................     $  114
  Intangible assets:
     Distribution channel...................................          9
     Developed technology...................................         46
     Trademark and workforce................................         16
     In-process research and development....................         40
Allocation of investment to NSMG assets and liabilities:
  Net tangible assets.......................................         24
  Intangible assets:
     Distribution channel...................................         66
     Developed technology...................................         92
     Trademark and workforce................................         14
     In-process research and development....................         45
  Goodwill..................................................      1,397
                                                                 ------
          Total original investment in VERITAS..............     $1,863
                                                                 ======

                               SEAGATE TECHNOLOGY

Value of minority interest acquired in October 1999

                                                            (DOLLARS IN MILLIONS,
                                                            EXCEPT PER SHARE DATA)
Number of Seagate Software shares and options exchanged
  for Seagate stock held by former employees, consultants
  and shares held more than six months by employees.......         1,010,010
Times: Exchange ratio into Seagate stock..................             1.699
                                                                  ----------
Number of Seagate shares issued...........................         1,716,007
Value per share of Seagate common stock as of June 9,
  1999....................................................        $    30.75
                                                                  ----------
Total value Seagate shares issued.........................        $       53
Less: Proceeds from assumed exercise of Seagate Software
  stock options...........................................                (1)
                                                                  ----------
          Total value of minority interest................        $       52
                                                                  ==========

Allocation of minority interest purchase price to the intangible assets of Seagate Software

                                                              (IN MILLIONS)
Distribution channel........................................       $ 2
Developed technology........................................         4
Trademark and workforce.....................................         1
In-process research and development.........................         2
Goodwill....................................................        45
                                                                   ---
  Subtotal..................................................        54
Deferred tax liability......................................        (2)
                                                                   ---
          Total.............................................       $52
                                                                   ===

Compensation relating to stock purchased from employees

                                                            (DOLLARS IN MILLIONS,
                                                            EXCEPT PER SHARE DATA)
Seagate Software options exercised and exchanged for
  Seagate stock...........................................         2,240,470
Plus: Seagate Software stock held for less than 6 months
  and exchanged for Seagate stock.........................            16,775
                                                                  ----------
Total Seagate Software shares exchanged...................         2,257,245
Times: Exchange ratio into Seagate Technology stock.......             1.699
                                                                  ----------
Number of Seagate shares issued...........................         3,835,059
                                                                  ----------
Value per share of Seagate common stock on June 9, 1999...        $    30.75
Less: Average price paid per Seagate Technology share.....        $    (4.01)
                                                                  ----------
Average compensation expense per Seagate share issued.....        $    26.74
                                                                  ----------
          Total compensation expense......................        $      103
                                                                  ==========

Reconciliation of amounts included in Gain on contribution of NSMG to VERITAS, net

                                                              (IN MILLIONS)
Pro rata gain...............................................     $1,806
Less:
  Compensation expense......................................        124
  Transaction costs.........................................         12
                                                                 ------
Gain on contribution of NSMG to VERITAS, net................     $1,670
                                                                 ======

                               SEAGATE TECHNOLOGY

Activity related to equity interest in VERITAS

                                                              2000     1999
                                                              -----    -----
                                                              (IN MILLIONS)
Write-off of in-process research and development............  $ --     $ 85
Equity interest in VERITAS' net income/loss.................   (30)      --
Amortization of intangible assets including goodwill........   356       34
                                                              ----     ----
Activity related to equity interest in VERITAS..............  $326     $119
                                                              ====     ====

     All activity related to the equity interest in VERITAS in 1999 was recorded in the fourth quarter of that year.

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

     The value of the distribution networks and original equipment manufacturer agreements was estimated by considering, among other factors, the size of the current and potential future customer bases, the quality of

                               SEAGATE TECHNOLOGY
existing relationships with customers, the historical costs to develop customer relationships, the expected income and associated risks. Associated risks included the inherent difficulties and uncertainties in transitioning business relationships and risks related to the viability of and potential changes to future target markets.

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

     Future revenue estimates were generated based on the worldwide storage management software market and the backup, restore and archive market. The overall storage management software market is forecasted to increase at a compound annual growth rate of 14.2%, from a 1997 value of $2.543 billion to a 2002 value of $4.941 billion. The backup, restore and archive software sector of storage management software, in which NSMG competes, is expected to grow much faster than other sectors.

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

     Revenue for NSMG was forecasted by product line for the years 1999 through 2001. Revenue was expected to be $350 million for the 1999 calendar year. Thereafter, NSMG is expected to grow slightly greater

                               SEAGATE TECHNOLOGY
than the 43.3% industry average through 2003. The revenue by product was allocated between existing, in-process, and future technology; indicating a four-year life cycle (revenue contribution from technology), which is consistent with NSMG's past experience with technology life cycles.

     VERITAS is an open systems supplier. The market for open systems suppliers grew 101.2% between 1996 and 1997. In addition, VERITAS looks to grow and increase its market share through positioning itself as a provider of software services in the Windows NT operating environment. As above, revenue for Windows is projected to grow at a 43.3% compound annual growth rate (1997 through 2002).

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

     In addition, as of the date of the contribution of NSMG to VERITAS, Seagate Software's management and VERITAS' management anticipated the costs to complete the in-process technologies at approximately $5.8 million and $44.2 million, respectively.

                               SEAGATE TECHNOLOGY

Effective tax rate

     The effective tax rate utilized in the analysis of developed and in-process technologies was 33%, which reflects VERITAS' combined effective federal and state statutory income tax rates, exclusive of non-recurring charges at the time of the contribution and estimated for future years.

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

Allocation of tangible and intangible assets and liabilities related to the Seagate Software minority interest acquired by Seagate

     Seagate Software's investment in VERITAS comprises over 85% of the fair value of Seagate Software. Accordingly, the assumptions utilized in the allocation of the purchase price of the minority interest of Seagate Software acquired by Seagate were materially the same as those used in the allocation of the tangible and intangible assets and liabilities of NSMG and VERITAS.

Pro forma financial information

     The pro forma financial information presented below is presented as if the contribution of NSMG to VERITAS and the purchase of the Seagate Software minority interest by Seagate had occurred at the beginning of fiscal 1998. The pro forma statements of operations for the twelve months ended July 2, 1999 and July 3, 1998, include the historical results of Seagate less the historic results of the NSMG business, plus Seagate's equity interest in the pro forma results of VERITAS, including recurring amortization of related goodwill and intangibles plus recurring amortization of goodwill and intangibles associated with the purchase of shares of Seagate Software stock by Seagate. Non-recurring transactions, such as the gain on the NSMG contribution to VERITAS, compensation expense relating to the acquisition of stock held less than six months by employees of Seagate Software, transaction costs and the write-off of in-process research and development are excluded from the pro forma presentation. The pro forma financial results are as follows:

                                                                    FOR THE YEARS ENDED
                                                           --------------------------------------
                                                             JULY 2, 1999         JULY 3, 1998
                                                           -----------------    -----------------
                                                            (IN MILLIONS, EXCEPT PER SHARE DATA)
Revenue..................................................       $6,600               $ 6,644
Loss before income taxes.................................         (110)               (1,127)
Net loss.................................................          (34)                 (789)
Net loss per share -- basic and diluted..................       $(0.14)              $ (3.27)

     As of June 30, 2000, the Company held approximately 32% of the outstanding common stock of VERITAS. The Company accounts for its investment in VERITAS under the equity method and records its equity interest in VERITAS' net income
(loss) on a one-quarter lag. The Company's recorded equity in the

                               SEAGATE TECHNOLOGY
net income of VERITAS for the year ended June 30, 2000 was $30 million, and differs from the Company's proportionate share of VERITAS' reported net loss for the twelve months ended March 31, 2000. This difference is primarily because the Company eliminates from VERITAS' net income (loss) the effect of VERITAS' accounting for the NSMG business contribution, including VERITAS' amortization expense related to intangible assets. The Company was not required to record its equity interest in VERITAS' net income (loss) in fiscal 1999 because the NSMG business contribution occurred late in the fourth quarter.

     The Company's activity related to equity interest in VERITAS for the year ended June 30, 2000 consisted of recorded equity in the net income of VERITAS of $30 million, as described above, and the Company's amortization expense for goodwill and other intangible assets relating to the investment in VERITAS amounting to $356 million. The Company's activity related to equity interest in VERITAS for the year ended July 2, 1999 consisted of amortization of goodwill and other intangible assets relating to the investment in VERITAS of $34 million and in-process research and development of $85 million.

6. SEAGATE SOFTWARE REORGANIZATION

     On October 20, 1999, the stockholders of Seagate Software, then a majority-owned subsidiary of the Company, approved the merger of Seagate Daylight Merger Corp., a wholly-owned subsidiary of the Company, with and into Seagate Software. Seagate Software's assets consisted of the assets of IMG and its investment in the common stock of VERITAS Software Corporation. The merger was effected on October 20, 1999. As a result of the merger, Seagate Software became a wholly-owned subsidiary of the Company. In connection with the merger, Seagate Software's stockholders and optionees received payment in the form of
3.23 shares of the Company's common stock per share of Seagate Software common stock less any amounts due for the payment of the exercise price for such options. All outstanding Seagate Software stock options were accelerated immediately prior to the merger. Seagate issued 9,124,046 shares of its common stock from treasury shares to optionees and minority stockholders of Seagate Software.

     In connection with the reorganization, Seagate Software also formed IMG, a wholly-owned subsidiary. Seagate Software transferred the IMG assets into IMG. This new company, IMG, is now the operating entity for the IMG business. IMG has established stock option plans. Total shares available for issuance under these plans are 22,700,000. As of June 30, 2000, IMG had granted 9,501,899 options to purchase common stock to employees of Seagate Software at an average exercise price of $4 per share, and 1,050 shares had been exercised.

     Seagate Software accounted for the exchange of shares of its common stock as the acquisition of a minority interest for Seagate Software common stock outstanding and vested more than six months held by employees and all stock held by former employees and consultants. The fair value of the shares of Seagate issued was $19 million and was recorded as purchase price and allocated to the assets and liabilities received. The Company accounted for the exchange of shares of its common stock for stock options in Seagate Software held by employees and stock held and vested by employees less than six months as the settlement of an earlier stock award. During the quarter ended December 31, 1999, the Company recorded compensation expense of $284 million, plus $2 million in payroll taxes, related to the purchase of minority interest in Seagate Software.

                               SEAGATE TECHNOLOGY

ALLOCATION OF MINORITY INTEREST PURCHASE PRICE TO THE INTANGIBLE ASSETS OF SEAGATE SOFTWARE

                                                           (IN MILLIONS)
                                                           -------------
Distribution channel.....................................       $ 1
Developed technology.....................................         1
Goodwill.................................................        18
                                                                ---
  Subtotal...............................................        20
Deferred tax liability...................................        (1)
                                                                ---
          Total..........................................       $19
                                                                ===

COMPENSATION RELATING TO STOCK PURCHASED FROM EMPLOYEES

                                                    (DOLLARS IN MILLIONS,
                                                    EXCEPT PER SHARE DATA)
                                                    ----------------------
Seagate Software options exercised and exchanged
  for Seagate stock...............................         3,723,015
Plus: Seagate Software stock held for less than 6
  months and exchanged for Seagate stock..........            17,952
                                                         -----------
Total Seagate Software shares exchanged...........         3,740,967
Times: Exchange ratio into Seagate stock..........              3.23
                                                         -----------
Number of Seagate shares issued...................        12,083,323
                                                         -----------
Value per share of Seagate common stock on October
  20, 1999........................................       $     29.00
Less: Average price paid per Seagate share........       $     (5.50)
                                                         -----------
Average compensation expense per Seagate share
  issued..........................................       $     23.50
                                                         -----------
          Total compensation expense..............       $       284
                                                         ===========

7. RESTRUCTURING

     In fiscal 2000, the Company recorded restructuring charges of $218 million. The $218 million restructuring charge was a result of a restructuring plan established to align the Company's global workforce and manufacturing capacity with existing and anticipated future market requirements and necessitated by the Company's improved productivity and operating efficiencies (the "fiscal 2000 restructuring plan"). These actions included workforce reductions, capacity reductions including closure of facilities or portions of facilities, write-off of excess equipment and consolidation of operations in the Company's recording media operations, disc drive assembly and test facilities, printed circuit board assembly manufacturing, recording head operations, software operations, customer service operations, sales and marketing activities, and research and development activities. The restructuring charges were comprised of $81 million for the write-off of excess manufacturing, assembly and test equipment formerly utilized in Singapore, Thailand and Northern California; $90 million for employee termination costs; $29 million for the write-off of owned facilities located in Singapore; $11 million in lease termination and holding costs; $5 million in renovation costs to restore facilities in Singapore and Northern California to their pre-lease condition; and $2 million in contract cancellations associated with one of the Singapore facilities. Prior to this period, there was no indication of permanent impairment of the assets associated with the closure and consolidation of facilities. In connection with the fiscal 2000 restructuring plan, the Company plans to reduce its workforce by approximately 23,000 employees primarily in manufacturing. Approximately 18,300 of the 23,000 employees had been terminated as of June 30, 2000. As a result of employee terminations and the write-off of equipment and facilities in connection with the restructuring charges recorded during the year ended June 30, 2000 related to the fiscal 2000 restructuring plan, the Company estimates that after the completion of these restructuring activities, annual

                               SEAGATE TECHNOLOGY
salary and depreciation expense will be reduced by approximately $151 million and $88 million, respectively. The Company anticipates that the implementation of the fiscal 2000 restructuring plan will be substantially complete by December 29, 2000.

     In fiscal 2000, the Company reversed $11 million of its restructuring accruals comprised of $2 million of restructuring reserves recorded in the same period, $5 million of restructuring reserves recorded in fiscal 1999 and $4 million of restructuring reserves recorded in fiscal 1998. This reversal included $3 million of valuation reserves classified elsewhere on the balance sheet and the reversal of amounts included in the restructuring reserve for facility lease costs. In addition, reclassifications between cost categories within the restructuring reserve were made as a result of differences between original estimates and amounts actually incurred or expected to be incurred.

     During the third quarter of fiscal 1999, the Company recorded a restructuring charge of $72 million as a result of steps the Company is taking to further improve the efficiency of its operations. These actions included closure of the Company's microchip manufacturing facility in Scotland; discontinuance of the Company's recording head suspension business located in Malaysia and Minnesota; consolidation of global customer service operations by relocating such operations in Singapore, Scotland and Costa Mesa, California to Reynosa, Mexico; and closure of the Company's recording media substrate facility in Mexico. The restructuring charges were comprised of $37 million for the write-off or write-down of excess manufacturing, assembly and test equipment formerly utilized in Scotland, Malaysia and Minnesota; $16 million for lease termination and holding costs for facilities located in Scotland and Singapore; $10 million for employee termination costs; $3 million for the write-off of goodwill associated with the recording media substrate operation in Mexico; $2 million for the write-down of owned facilities located in Malaysia; $1 million for the write-down of leasehold improvements in Singapore; $1 million for the write-off of tooling; $1 million for contract cancellations associated with the suspension business; and $1 million for repayment of various grants previously received from the Scottish government. Prior to this period, there was no indication of permanent impairment of the assets associated with the closure and consolidation of facilities. Evaluations of the resale market for certain assets were used to estimate fair value.

     As of July 2, 1999, all of the equipment located at the microchip facility in Scotland had been sold and the lease on this facility had been terminated.

     The Company is in the final stages of disposing all of the assets for its suspension business. The facility that was previously occupied by the suspension operations is currently being used for other operations.

     In connection with the fiscal 1999 restructuring, the Company's planned workforce reduction had been completed as of March 31, 2000 and the other restructuring activities were substantially complete as of March 31, 2000.

     In fiscal 1999, the Company reversed $12 million of its restructuring accruals originally recorded in fiscal year 1998 as a result of the Company abandoning its plan to seek an agreement with an external vendor to supply parts currently manufactured at a facility in Thailand. This reversal included $10 million of valuation reserves classified elsewhere on the balance sheet and reversal of amounts included in the restructuring reserve of $1 million for facility lease costs and $1 million for contract cancellations. In addition, reclassifications between cost categories within the restructuring reserve were made as a result of differences between original estimates and amounts actually incurred or expected to be incurred. This was primarily a result of an increase in the period of time estimated to obtain a suitable sub-lessee for certain leased buildings located at the former San Jose, California design facility offset by lower severance and benefits costs than originally estimated.

     In the second and third quarters of fiscal 1998, the Company recorded restructuring charges aggregating $347 million. The Company had experienced reductions in revenue from the third quarter of fiscal year 1997 to the fourth quarter of fiscal year 1997 of 21%, from the fourth quarter of fiscal year 1997 to the first quarter of fiscal year 1998 of 4% and from the first quarter of fiscal year 1998 to the second quarter of fiscal year 1998

                               SEAGATE TECHNOLOGY
of an additional 12%. During the second quarter of fiscal 1998, forecasted production needs were much lower than the current capacity of the Company and the Company recognized that the recent oversupply in the marketplace was not a short-term anomaly. In this period, the Company also decided to discontinue production of several products, rendering test and manufacturing equipment unique to those products obsolete. Prior to this period, there was no indication of permanent impairment of these assets associated with the recent excess capacity of the Company or the products to be discontinued. These charges reflect steps the Company is taking to align worldwide operations with current market conditions by reducing existing capacity in all areas of the Company and improving the productivity of its operations and the efficiency of its development efforts by consolidating manufacturing and R&D operations. Actions include exiting production of mobile products; early discontinuation of several other products; closing and selling the Clonmel, Ireland drive manufacturing facility; closing and subleasing the San Jose and Moorpark, California design center facilities; aborting production expansion projects in Cork, Ireland; and divesting the Company of the new Philippines manufacturing facility, which was nearing completion. Included in the restructuring charge are the write-down and write-off of tangible assets comprised of manufacturing, assembly and test equipment and tooling formerly utilized in California, Singapore, Thailand, Ireland and facilities located in California, the Philippines and Thailand totaling $200 million and intangible assets totaling $2.5 million for goodwill associated with permanently impaired media manufacturing equipment.

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

     Certain facilities including design centers in California, as well as manufacturing facilities in Thailand continued in use after restructuring amounts were recorded. The Moorpark, California product design center remained in use for six months after the write-down of leasehold improvements and equipment totaling $9 million. This facility has been subleased for a portion of the remaining minimum lease term. One Thailand manufacturing facility continues to be utilized until a satisfactory agreement can be made with an external vendor to supply parts currently manufactured at this location. At the time the decision to exit this facility was made, the Company believed that it had identified a supplier for parts. It was subsequently determined that the supplier could not meet the Company's quality standards.

     As of January 1, 1999, the Company's planned workforce reduction associated with the fiscal 1998 restructuring had been completed. The implementation of the 1998 restructuring plan was substantially complete as of July 2, 1999.

                               SEAGATE TECHNOLOGY

     The following table summarizes the Company's restructuring activities:

                                  SEVERANCE                            INTANGIBLES
                                     AND        EXCESS                   & OTHER       CONTRACT
                                  BENEFITS    FACILITIES   EQUIPMENT     ASSETS      CANCELLATIONS   OTHER   TOTAL
                                  ---------   ----------   ---------   -----------   -------------   -----   -----
                                                                   (IN MILLIONS)
FY1998 restructuring charge.....    $ 57         $ 78        $ 137        $ 11           $ 43        $ 21    $ 347
FY1999 restructuring charge.....      10           19           37           4              1           1       72
Cash charges....................     (60)         (23)          --          --            (38)        (12)    (133)
Non-cash charges................      --          (59)        (174)        (15)            --          --     (248)
Adjustments and
  reclassifications.............      (3)           3           --          --             (3)          1       (2)
                                    ----         ----        -----        ----           ----        ----    -----
Reserve balances, July 2,
  1999..........................    $  4         $ 18        $  --        $ --           $  3        $ 11    $  36
FY2000 restructuring charge.....      90           40           81          --              2           5      218
Cash charges....................     (69)         (11)          --          --             --          (2)     (82)
Non-cash charges................      --          (29)         (81)         --             --          --     (110)
Adjustments and
  reclassifications.............      (2)          (8)          --          --             --           2       (8)
                                    ----         ----        -----        ----           ----        ----    -----
Reserve balances, June 30,
  2000..........................    $ 23         $ 10        $  --        $ --           $  5        $ 16    $  54
                                    ====         ====        =====        ====           ====        ====    =====

8. BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

     The Company designs, manufactures and markets products for storage, retrieval and management of data on computer and data communications systems. These products include disc drives and disc drive components, tape drives and software. The Company has three operating segments: disc drives, software and tape drives, however, only the disc drive and software businesses are reportable segments under the criteria of SFAS No. 131. The "other" category in the following revenue and gross profit tables consists of tape drives and out-of-warranty repair. The CEO evaluates performance and allocates resources based on revenue and gross profit from operations. Gross profit from operations is defined as revenue less cost of sales. The Company does not evaluate or allocate assets or depreciation by operating segment, nor does the CEO evaluate segments on these criteria. The CEO has been identified as the Chief Operating Decision Maker as defined by SFAS No. 131.

                               SEAGATE TECHNOLOGY

     The following table summarizes the Company's operations by business segment:

                                               2000        1999        1998
                                             --------    --------    --------
                                                      (IN MILLIONS)
Revenue:
  Disc Drives..............................  $  6,013    $  6,101    $  6,152
  Software.................................       126         343         293
  Other....................................       309         358         374
                                             --------    --------    --------
  Consolidated.............................  $  6,448    $  6,802    $  6,819
                                             ========    ========    ========
Gross Profit:
  Disc Drives..............................  $  1,061    $  1,163    $    667
  Software.................................        99         291         242
  Other....................................        94          98          80
                                             --------    --------    --------
  Consolidated.............................  $  1,254    $  1,552    $    989
                                             ========    ========    ========
Total Assets:
  Disc Drives..............................  $ 19,900    $ 16,553    $ 16,685
  Other....................................     1,066         586         292
                                             --------    --------    --------
  Operating Segments.......................    20,966      17,139      16,977
  Investment in VERITAS....................     1,122       1,745          --
  Eliminations.............................   (14,921)    (11,812)    (11,332)
                                             --------    --------    --------
  Consolidated.............................  $  7,167    $  7,072    $  5,645
                                             ========    ========    ========

     In fiscal 2000, 1999 and 1998, Compaq Computer Corporation accounted for more than 10% of consolidated revenue for a total of $1.100 billion, $1.144 billion, and $873 million, respectively. Sales to Compaq Computer Corporation were from the Company's disc drive segment.

     Enterprise-wide information is provided in accordance with SFAS No. 131. Long-lived assets consist of property, equipment and leasehold improvements, capital leases, equity investments, goodwill and other intangibles, and other non-current assets as recorded by the Company's operations in each area.

                               SEAGATE TECHNOLOGY

     The following table summarizes the Company's operations by geographic area:

                                                    2000      1999      1998
                                                   ------    ------    ------
                                                         (IN MILLIONS)
Revenue from external customers:(1)
  United States..................................  $2,917    $3,440    $3,641
  The Netherlands................................   1,312     1,361     1,447
  Singapore......................................   1,378     1,194     1,119
  Other..........................................     841       807       612
                                                   ------    ------    ------
  Consolidated...................................  $6,448    $6,802    $6,819
                                                   ======    ======    ======
Long-lived Assets:
  United States..................................  $1,521    $  826    $  771
  Singapore......................................     392       546       607
  Investment in VERITAS..........................   1,122     1,745        --
  Other..........................................     623       643       652
                                                   ------    ------    ------
  Consolidated...................................  $3,658    $3,760    $2,030
                                                   ======    ======    ======

---------------
(1) Revenue is attributed to countries based on the shipping location.

9. ACCUMULATED OTHER COMPREHENSIVE INCOME

     The Company records unrealized gains and losses on the mark-to-market of its investments as a component of accumulated other comprehensive income. As of June 30, 2000 and July 2, 1999, total accumulated other comprehensive income
(loss) was $86 million and $(7) million, respectively. During fiscal 2000, several marketable equity securities held by the Company including SanDisk Corporation, Gadzoox Networks, Inc., Veeco Instruments, Inc., and Lernout & Hauspie Speech Products N.V. were included in this mark-to-market calculation resulting in a $95 million unrealized gain, net of taxes. No such similar amounts were recorded in fiscal 1999. Such investments are subject to changes in valuation based upon the market price of their common stock. Between June 30, 2000 and August 9, 2000, these investments, excluding the investment in SanDisk which was sold during the same period, had temporarily decreased in fair value by $56 million, net of taxes. In July 2000, the Company sold its remaining investment in SanDisk for net proceeds of approximately $105 million.

     The components of accumulated other comprehensive income (loss), net of related tax, at June 30, 2000 and July 2, 1999 were as follows:

                                                             JUNE 30,    JULY 2,
                                                               2000       1999
                                                             --------    -------
                                                                (IN MILLIONS)
Unrealized gain (loss) on securities.......................    $88         $(5)
Foreign currency translation adjustments...................     (2)         (2)
                                                               ---         ---
Accumulated other comprehensive income (loss)..............    $86         $(7)
                                                               ===         ===

10. PENDING GOING PRIVATE TRANSACTION AND MERGER

     On March 29, 2000, Seagate, Seagate Software Holdings, Inc. ("Seagate Software"), a subsidiary of Seagate, and Suez Acquisition Company (Cayman Limited ("SAC"), an entity affiliated with, among others, Silver Lake Partners and Texas Pacific Group, entered into a Stock Purchase Agreement (the "Stock Purchase Agreement"), and Seagate, VERITAS Software Corporation ("VERITAS") and a wholly owned subsidiary of VERITAS entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement").

                               SEAGATE TECHNOLOGY

     Under the Stock Purchase Agreement, SAC has agreed to purchase for cash, all of the operating assets of Seagate and its consolidated subsidiaries, including Seagate's disc drive, tape drive and software businesses and operations and certain cash reserves, but excluding the approximately 128 million shares of VERITAS common stock currently held by Seagate Software and Seagate's equity investments in Gadzoox Networks, Inc., SanDisk Corporation, Veeco Instruments, Inc. and Lernout & Hauspie Speech Products N.V., to the extent held at the closing. In addition, under the Stock Purchase Agreement, SAC has agreed to assume substantially all of the operating liabilities of Seagate and its consolidated subsidiaries. This transaction is referred to herein as the SAC transaction.

     Under the Merger Agreement, immediately following and contingent upon the consummation of the SAC transaction, a wholly-owned subsidiary of VERITAS will merge with and into Seagate, with Seagate to survive the merger and to become a wholly-owned subsidiary of VERITAS. This transaction is referred to herein as the Merger. VERITAS is not acquiring Seagate's disc drive business or any other Seagate operating business. In the Merger, the Seagate stockholders will receive merger consideration consisting of VERITAS common stock and cash. The Merger is intended to qualify as a tax-free reorganization.

     On March 29, 2000, Seagate, VERITAS and SAC entered into an Indemnification Agreement, pursuant to which these entities and certain other subsidiaries of Seagate have agreed to certain indemnification provisions regarding tax and other matters that may arise in connection with the SAC transaction and the Merger. Also on March 29, 2000, VERITAS and SAC entered into a letter agreement, pursuant to which VERITAS agreed to a no-shop provision and an alternative termination fee provision.

     All of the transactions contemplated by the SAC transaction and the Merger are herein referred to as the VERITAS/Silver Lake transaction. The VERITAS/Silver Lake transaction is expected to close in the second quarter of fiscal 2001, subject to the approval of the VERITAS stockholders and Seagate stockholders, funding of the debt commitments and clearance by the United States Securities and Exchange Commission, as well as other customary closing conditions. Seagate expects that while the VERITAS/Silver Lake transaction is pending, the value of Seagate common stock will depend primarily on the value of VERITAS common stock.

11. COMMITMENTS

     Leases -- The Company leases certain property, facilities and equipment under non-cancelable lease agreements. Land and facility leases expire at various dates through 2015 and contain various provisions for rental adjustments including, in certain cases, a provision based on increases in the Consumer Price Index. All of the leases require the Company to pay property taxes, insurance and normal maintenance costs.

     Future minimum lease payments for operating leases with initial or remaining terms of one year or more were as follows at June 30, 2000:

                                                             OPERATING
                                                              LEASES
                                                           -------------
                                                           (IN MILLIONS)
2001.....................................................      $ 44
2002.....................................................        36
2003.....................................................        29
2004.....................................................        25
2005.....................................................        19
After 2005...............................................       131
                                                               ----
                                                               $284
                                                               ====

                               SEAGATE TECHNOLOGY

     Total rent expense for all land, facility and equipment operating leases was approximately $44 million, $56 million, and $58 million for 2000, 1999 and 1998, respectively.

     Capital Expenditures -- The Company's commitments for construction of manufacturing facilities and equipment approximated $52 million at June 30, 2000.

     Joint Venture -- In July 2000, the Company and Thomson Multimedia formed an independent company called CacheVision. CacheVision brings together the Company's product development activities and Thomson Multimedia's A/V technologies expertise and marketing presence to develop cost-optimized, time-to-market integrated systems to be incorporated into consumer electronic products such as televisions, set-top boxes, personal video recorders, and DVD players. The Company expects to sell rigid disc drive products to CacheVision as an OEM customer. This information is unaudited.

12. SUPPLEMENTAL CASH FLOW INFORMATION

                                                       2000     1999     1998
                                                       ----    ------    ----
                                                           (IN MILLIONS)
Cash Transactions:
  Cash paid for interest.............................  $ 52    $   52    $52
  Cash paid for income taxes, net of refunds.........   577      (109)    (1)
Non-Cash Transactions:
  Contribution of NSMG to VERITAS....................  $ --    $1,806    $--
  Acquisition of minority interest...................    19        52     --
  Acquisition of XIOtech Corporation.................   359        --     --

     The components of depreciation and amortization expense are as follows:

                                                        2000    1999    1998
                                                        ----    ----    ----
                                                           (IN MILLIONS)
Depreciation..........................................  $597    $574    $549
Amortization:
  Goodwill and intangibles............................    52      51      56
  Deferred compensation...............................     6      10       8
  Other assets........................................    38      61      51
                                                        ----    ----    ----
                                                        $693    $696    $664
                                                        ====    ====    ====

13. LITIGATION

Class Actions

     VERITAS/Silver Lake -- Following the Company's announcement of the VERITAS/Silver Lake transaction, a number of stockholders filed lawsuits in both Delaware and California against the Company, the individual members of the Board of Directors and certain executive officers, VERITAS and Silver Lake. Following the announcement, 17 complaints were filed in the Chancery Court of Delaware. On April 18, 2000, those 17 lawsuits were consolidated into one action by the Delaware Chancery Court. On April 19, 2000, plaintiffs filed an amended consolidated complaint. On May 22, 2000, the Delaware Chancery Court certified the Delaware action as a class action. In California, three complaints were filed in Santa Clara County Superior Court and two complaints were filed in Santa Cruz County Superior Court. On June 8, 2000, the defendants filed a Petition for Coordination seeking coordination of the five California actions in a single forum. The complaints in both jurisdictions all essentially allege that the members of the Company's Board of Directors breached their fiduciary duties to the Company's shareholders by entering into the transaction with VERITAS/Silver Lake. The complaints also allege that the directors and executive officers have conflicting

                               SEAGATE TECHNOLOGY
financial interests and did not secure the highest possible price for the Company's shares. All the complaints are styled as class actions, and seek to enjoin the transaction with VERITAS/Silver Lake and secure damages from all defendants. None of the defendants has yet responded to the complaints. The Delaware plaintiffs have initiated discovery in preparation for filing a motion for a preliminary injunction. The Company and the individual defendants believe that none of the lawsuits has any merit and intend to defend all these claims vigorously.

Intellectual Property Litigation

     Papst Licensing, GmbH -- Papst has given the Company notice that it believes certain former Conner Peripherals, Inc. disc drives infringe several of its patents covering the use of spindle motors in disc drives. Papst further claims that, post merger, Seagate disc drives designed at the Longmont design center infringe Papst patents. It is the opinion of the Company's patent counsel that the former Conner disc drives do not infringe any valid claims of the patents. The Company also believes that subsequent to the merger with Conner, the Company's earlier paid-up license under Papst's patents extinguishes any ongoing liability. The Company also believes it enjoys the benefit of a license under Papst's patents since Papst Licensing had granted a license to motor vendors of Conner. Papst is currently involved in litigation with other disc drive and disc drive motor manufacturers. The Company believes this matter is without merit and intends to defend it vigorously.

     Rodime PLC -- In late 1992, Rodime PLC filed a complaint alleging infringement on a certain patent. The process of litigation ensued and elapsed through January 2000. On January 18, 2000, the U.S. Supreme court denied the Company's petition for certiorari. On the following day, through a mediation process, the Company and Rodime agreed to a settlement amount of $45 million to bring the related litigation to an end. As a result, a previously recorded estimate of related settlement costs was revised and a charge of $39 million was recorded in the three months ended December 31, 1999.

     TeraStor/Maxoptix -- In November 1997, TeraStor Corporation ("TeraStor") filed a cross-complaint against the Company in an action pending in the Superior Court of California, County of Santa Clara entitled Maxoptix Corporation v. TeraStor Corporation and Gordon Knight. The cross-complaint alleges causes of action against the Company for unfair business practices, misappropriation of trade secrets, attempted monopolization, refusal to deal, breach of contract, specific performance, breach of the covenant of good faith and fair dealing, fraud, negligent misrepresentation, intentional interference with prospective economic advantage and negligent interference with prospective economic advantage. The allegations against the Company arose out of the Company's dealings with TeraStor pursuant to a joint development agreement concerning the development of magneto optical recording heads. In December 1997 TeraStor sought a preliminary injunction against the Company seeking to prevent certain Company employees who formerly worked with TeraStor under the joint development agreement from engaging in work related to the Company's Quinta subsidiary. In January 1998 the Court denied TeraStor's motion for injunctive relief. The Company has asserted cross-claims against TeraStor for trade secret misappropriation, fraud, negligent misrepresentation, breach of contract, declaratory relief, rescission, violation of Business & Professions Code Section 17200, common law unfair competition, intentional interference with contractual relations, negligent interference with contractual relations, and inducing breach of fiduciary duty. The Company also filed claims against Rick Wilmer and Amyl Ahola, two former Seagate employees employed by TeraStor, for breach of contract and breach of fiduciary duty. Trial is currently set to begin on September 18, 2000. On June 28, 2000, the parties reached agreements during settlement mediation that would resolve the litigation. Related settlement costs were recorded as of June 30, 2000.

     Convolve, Inc. -- On July 13, 2000, Convolve, Inc. ("Convolve"), and Massachusetts Institute of Technology filed suit against Compaq Computer Corporation and the Company in federal court in New York, alleging patent infringement, misappropriation of trade secrets, breach of contract, tortious interference with

                               SEAGATE TECHNOLOGY
contract and fraud, relating to Convolve's Input Shaping(R) and Quick and Quiet(TM) technology. Plaintiffs claim their technology is incorporated in the Company's sound barrier technology, which was announced on June 7, 2000. The complaint seeks injunctive relief and $800 million in damages. Plaintiffs moved for expedited discovery, which was denied by the court. The court ordered plaintiffs to identify their trade secrets to defendants before discovery can begin. The Company answered the complaint on August 2, 2000 and filed cross-claims for declaratory judgment that two Convolve patents are invalid and not infringed and that the Company owns any intellectual property based upon any information the company disclosed to Convolve. Convolve served a trade secrets disclosure on August 4, 2000. The Company believes this matter is without merit and intends to defend it vigorously.

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

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Seagate Technology, Inc.

     We have audited the accompanying consolidated balance sheets of Seagate Technology, Inc. as of June 30, 2000 and July 2, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the consolidated financial position of Seagate Technology, Inc. at June 30, 2000 and July 2, 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting standards generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/  Ernst & Young LLP

San Jose, California
July 12, 2000

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this Report:

        1. Financial Statements. The following Consolidated Financial Statements of Seagate Technology, Inc. and Report of Independent Auditors are included in Item 8:

          Report of Independent Auditors

          Consolidated Balance Sheets-June 30, 2000 and July 2, 1999.

          Consolidated Statements of Operations-Years Ended June 30, 2000; July 2, 1999; and July 3, 1998.

          Consolidated Statements of Stockholders' Equity-Years Ended June 30, 2000; July 2, 1999; and July 3, 1998.

          Consolidated Statements of Cash Flows-Years Ended June 30, 2000; July 2, 1999; and July 3, 1998.

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

        3. Exhibits:

                                                                                    NOTES
                                                                                    -----
            3.1       Certificate of Incorporation of Registrant, as amended        (A)
            3.2       By-Laws of Registrant, as amended
            4.1       Indenture, dated as of March 1, 1997 (the "Indenture"),       (B)
                      between Seagate Technology, Inc. (the "Company") and First
                      Trust of California, National Association, as Trustee
            4.2       Officers' Certificate pursuant to Section 301 of the          (B)
                      Indenture, without Exhibits, establishing the terms of the
                      Company's senior notes and senior debentures
            4.3       Form of Senior Note                                           (B)
            4.4       Form of Senior Debenture                                      (B)
           10.1       1983 Incentive Stock Option Plan and form of Stock Option     (C)
                      Agreement
           10.2       Seagate Technology Employee Stock Purchase Plan, as amended   (F)
           10.3       Registrant's Executive Stock Plan                             (D)
           10.4       Conner Peripherals, Inc. 1986 Incentive Stock Plan            (D)
           10.5       Building Agreement for Land At Private Lot A14547 in Yio Chu  (F)
                      Kang dated May 30, 1996 between Seagate Technology
                      International and Jurong Town Corporation
           10.6       Lease Agreement dated July 18, 1994 between Universal         (F)
                      Appliances Limited and Seagate Technology (Thailand) Limited
           10.7       1991 Incentive Stock Option Plan and form of Option           (F)
                      Agreement, as amended
           10.9       Amended and Restated Directors' Option Plan and form of
                      Option Agreement
           10.10      Amended and Restated Archive Corporation Stock Option and     (D)
                      Restricted Stock Purchase Plan -- 1981
           10.12      Conner Peripherals, Inc. -- Arcada Holdings, Inc. Stock       (E)
                      Option Plan
           10.13      Arcada Holdings, Inc. 1994 Stock Option Plan                  (E)
           10.14      Separation Agreement and Release between the Registrant and   (F)
                      Alan F. Shugart dated as of July 29, 1998
           10.15      1998 Nonstatutory Stock Option Plan and form of Stock Option  (G)
                      Agreement
           10.16      1999 Stock Option Plan                                        (H)
           10.17      XIOtech Amended and Restated 1996 Stock Option Plan           (I)

                                                                                    NOTES
                                                                                    -----
           10.18      $300,000,000 Credit Agreement between Seagate Technology,
                      Inc. and Bank of America, N.A. dated November 4, 1999
           10.19      Management Retention Agreement dated November 1998 between
                      Seagate Technology, Inc. and Stephen J. Luczo
           10.20      Form of Management Retention Agreement for Senior Management
                      dated November 1998
           10.21      Summary description of Deferred Compensation Plan for
                      Corporate Officers
           10.22      Agreement and Plan of Merger and Reorganization, dated as of  (J)
                      March 29,2000, by and among VERITAS Software Corporation,
                      Victory Acquisition Sub, Inc. and Seagate Technology, Inc.
           10.23      Stock Purchase Agreement, dated as of March 29, 2000, by and  (J)
                      among Suez Acquisition Company (Cayman) Limited, Seagate
                      Technology, Inc. and Seagate Software Holdings, Inc.
           10.24      Indemnification Agreement, dated as of March 29, 2000, by     (J)
                      and among VERITAS Software Corporation, Seagate Technology,
                      Inc., Suez Acquisition Company (Cayman) Limited and certain other parties
           10.25      Letter Agreement, dated March 29, 2000, by and between        (J)
                      VERITAS Software Corporation and Suez Acquisition Company
                      (Cayman) Limited
           10.26      Form of Stockholder Agreement between Seagate Software,       (K)
                      Inc., a wholly-owned subsidiary of Seagate Technology, Inc., and VERITAS Software Corporation
           10.27      Form of Registration Rights Agreement between Seagate         (L)
                      Software, Inc., a wholly-owned subsidiary of Seagate
                      Technology, Inc. and VERITAS Software Corporation
           10.28      Agreement and Plan of Reorganization by and among Seagate     (M)
                      Technology, Inc., Trout Acquisition Corp. and XIOtech
                      Corporation
           21.1       Subsidiaries of the Registrant
           23.1       Consent of Ernst & Young LLP, Independent Auditors
           24.1       Power of Attorney (included on page 95)
           27.1       Financial Data Schedule
           27.2       Amended Financial Data Schedule
           99.1       Corporate Information

---------------
(A) Incorporated by reference to exhibits filed in response to Item 16, "Exhibits," of the Company's Registration Statement on Form S-3 (File No. 33-13430) filed with the Securities and Exchange Commission on April 14, 1987.

(B) Incorporated by reference to exhibits filed in response to Item 7(b), "Financial Statements and Exhibits" of the Company's Current Report on Form 8-K dated March 4, 1997.

(C) Incorporated by reference to exhibits filed in response to Item 14(a), "Exhibits," of the Company's Form 10-K for the year ended June 30, 1983.

(D) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-8 (registration number 333-00697) as filed with the Commission on February 5, 1996.

(E) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-8 (registration number 333-01059) as filed with the Commission on February 21, 1996.

(F) Incorporated by reference to exhibits filed in response to Item 14(a), "Exhibits," of the Company's Form 10-K for the year ended July 3, 1998.

(G) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-8 (registration number 333-34136) as filed with the Commission on April 6, 2000.

(H) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-8 (registration number 333-92277) as filed with the Commission on December 7, 1999.

(I) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-8 (registration number 333-95719) as filed with the Commission on January 31, 2000.

(J) Incorporated by reference to exhibits filed by the Registrant's Registration Statement on Form S-8 (registration number 001-11403) as filed with the Commission on April 5, 2000.

(K) Incorporated by reference to exhibits filed by Seagate Software, Inc. (registration number 000-23169) in connection with its Quarterly Report on Form 10-Q/A for the period ended January 1, 1999 filed with the Commission on April 21, 1999.

(L) Incorporated by reference to exhibits filed by Seagate Software, Inc. (registration number 000-23169) in connection with its Quarterly Report on Form 10-Q/A for the period ended January 1, 1999 filed with the Commission on April 16, 1999.

(M) Incorporated by reference to exhibits filed with the Registrant's Current Report on Form 8-K (registration number 001-11403) as filed with the Commission on December 17,1999.

(b) Reports on Form 8-K. No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000 except for the following:

      On April 5, 2000, a report on Form 8-K was filed reporting that on March 29, 2000, Seagate Technology, Inc., Seagate Software Holdings, Inc. and Suez Acquisition Company (Cayman) Limited, an entity affiliated with, among others, Silver Lake Partners and Texas Pacific Group, entered into a Stock Purchase Agreement, and Seagate Technology and VERITAS Software Corporation entered into an Agreement and Plan of Merger and Reorganization.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SEAGATE TECHNOLOGY, INC.

                                                 /s/ STEPHEN J. LUCZO
                                          --------------------------------------
                                            (Stephen J. Luczo, Chief Executive
                                                         Officer
                                                     and a Director)

Dated: August 23, 2000

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                /s/ STEPHEN J. LUCZO                    Chief Executive Officer and a   August 23, 2000
-----------------------------------------------------   Director (Principal Executive
                 (Stephen J. Luczo)                               Officer)

                 /s/ CHARLES C. POPE                    Executive Vice President and    August 23, 2000
-----------------------------------------------------      Chief Financial Officer
                  (Charles C. Pope)                       (Principal Financial and
                                                             Accounting Officer)

                 /s/ GARY B. FILLER                       Co-Chairman of the Board      August 23, 2000
-----------------------------------------------------
                  (Gary B. Filler)

                /s/ LAWRENCE PERLMAN                      Co-Chairman of the Board      August 23, 2000
-----------------------------------------------------
                 (Lawrence Perlman)

               /s/ KENNETH E. HAUGHTON                            Director              August 23, 2000
-----------------------------------------------------
                (Kenneth E. Haughton)

                /s/ ROBERT A. KLEIST                              Director              August 23, 2000
-----------------------------------------------------
                 (Robert A. Kleist)

               /s/ THOMAS P. STAFFORD                             Director              August 23, 2000
-----------------------------------------------------
                (Thomas P. Stafford)

               /s/ LAUREL L. WILKENING                            Director              August 23, 2000
-----------------------------------------------------
                (Laurel L. Wilkening)

                            SEAGATE TECHNOLOGY, INC.

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

           COL. A                 COL. B        COL. C           COL. D            COL. E         COL. F
           ------                 ------        ------           ------            ------         ------
                                                         ADDITIONS
                                                         ---------
                                BALANCE AT    CHARGED TO       CHARGED TO                       BALANCE AT
                               BEGINNING OF    COSTS AND    OTHER ACCOUNTS --   DEDUCTIONS --     END OF
         DESCRIPTION              PERIOD       EXPENSES         DESCRIBE         DESCRIBE(1)      PERIOD
         -----------           ------------   -----------   -----------------   -------------   -----------
YEAR ENDED JUNE 30, 2000:
Deducted from asset accounts:
  Allowance for doubtful
     accounts................  $52,529,000    $24,294,000          $--           $2,569,000     $74,254,000
                               ===========    ===========          ===           ==========     ===========

YEAR ENDED JULY 2, 1999:
Deducted from asset accounts:
  Allowance for doubtful
     accounts................  $54,130,000    $   457,000          $--           $2,058,000     $52,529,000
                               ===========    ===========          ===           ==========     ===========

YEAR ENDED JULY 3, 1998:
Deducted from asset accounts:
  Allowance for doubtful
     accounts................  $60,413,000    $ 1,182,000          $--           $7,465,000     $54,130,000
                               ===========    ===========          ===           ==========     ===========

---------------
(1) Uncollectible accounts written off, net of recoveries.

                            SEAGATE TECHNOLOGY, INC.

                               INDEX TO EXHIBITS

EXHIBITS                                                                  NOTES
--------                                                                  -----
 3.1        Certificate of Incorporation of Registrant, as amended        (A)
 3.2        By-Laws of Registrant, as amended
 4.1        Indenture, dated as of March 1, 1997 (the "Indenture"),       (B)
            between Seagate Technology, Inc. (the "Company") and First
            Trust of California, National Association, as Trustee
 4.2        Officers' Certificate pursuant to Section 301 of the          (B)
            Indenture, without Exhibits, establishing the terms of the
            Company's senior notes and senior debentures
 4.3        Form of Senior Note                                           (B)
 4.4        Form of Senior Debenture                                      (B)
10.1        1983 Incentive Stock Option Plan and form of Stock Option     (C)
            Agreement
10.2        Seagate Technology Employee Stock Purchase Plan, as amended   (F)
10.3        Registrant's Executive Stock Plan                             (D)
10.4        Conner Peripherals, Inc. 1986 Incentive Stock Plan            (D)
10.5        Building Agreement for Land At Private Lot A14547 in Yio Chu  (F)
            Kang dated May 30, 1996 between Seagate Technology
            International and Jurong Town Corporation
10.6        Lease Agreement dated July 18, 1994 between Universal         (F)
            Appliances Limited and Seagate Technology (Thailand) Limited
10.7        1991 Incentive Stock Option Plan and form of Option           (F)
            Agreement, as amended
10.9        Amended and Restated Directors' Option Plan and form of
            Option Agreement
10.10       Amended and Restated Archive Corporation Stock Option and     (D)
            Restricted Stock Purchase Plan -- 1981
10.12       Conner Peripherals, Inc. -- Arcada Holdings, Inc. Stock       (E)
            Option Plan
10.13       Arcada Holdings, Inc. 1994 Stock Option Plan                  (E)
10.14       Separation Agreement and Release between the Registrant and   (F)
            Alan F. Shugart dated as of July 29, 1998
10.15       1998 Nonstatutory Stock Option Plan and form of Stock Option  (G)
            Agreement
10.16       1999 Stock Option Plan                                        (H)
10.17       XIOtech Amended and Restated 1996 Stock Option Plan           (I)
10.18       $300,000,000 Credit Agreement between Seagate Technology,
            Inc. and Bank of America, N.A. dated November 4, 1999
10.19       Management Retention Agreement dated November 1998 between
            Seagate Technology, Inc. and Stephen J. Luczo
10.20       Form of Management Retention Agreement for Senior Management
            dated November 1998
10.21       Summary description of Deferred Compensation Plan for
            Corporate Officers
10.22       Agreement and Plan of Merger and Reorganization, dated as of  (J)
            March 29,2000, by and among VERITAS Software Corporation,
            Victory Acquisition Sub, Inc. and Seagate Technology, Inc.
10.23       Stock Purchase Agreement, dated as of March 29, 2000, by and  (J)
            among Suez Acquisition Company (Cayman) Limited, Seagate
            Technology, Inc. and Seagate Software Holdings, Inc.

EXHIBITS                                                                  NOTES
--------                                                                  -----
10.24       Indemnification Agreement, dated as of March 29, 2000, by     (J)
            and among VERITAS Software Corporation, Seagate Technology,
            Inc., Suez Acquisition Company (Cayman) Limited and certain other parties
10.25       Letter Agreement, dated March 29, 2000, by and between        (J)
            VERITAS Software Corporation and Suez Acquisition Company
            (Cayman) Limited
10.26       Form of Stockholder Agreement between Seagate Software,       (K)
            Inc., a wholly-owned subsidiary of Seagate Technology, Inc., and VERITAS Software Corporation
10.27       Form of Registration Rights Agreement between Seagate         (L)
            Software, Inc., a wholly-owned subsidiary of Seagate
            Technology, Inc. and VERITAS Software Corporation
10.28       Agreement and Plan of Reorganization by and among Seagate     (M)
            Technology, Inc., Trout Acquisition Corp. and XIOtech
            Corporation
21.1        Subsidiaries of the Registrant
23.1        Consent of Ernst & Young LLP, Independent Auditors
24.1        Power of Attorney (included on page 95)
27.1        Financial Data Schedule
27.2        Amended Financial Data Schedule
99.1        Corporate Information

---------------
(A) Incorporated by reference to exhibits filed in response to Item 16, "Exhibits," of the Company's Registration Statement on Form S-3 (File No. 33-13430) filed with the Securities and Exchange Commission on April 14, 1987.

(B) Incorporated by reference to exhibits filed in response to Item 7(b), "Financial Statements and Exhibits" of the Company's Current Report on Form 8-K dated March 4, 1997.

(C) Incorporated by reference to exhibits filed in response to Item 14(a), "Exhibits," of the Company's Form 10-K for the year ended June 30, 1983.

(D) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-8 (registration number 333-00697) as filed with the Commission on February 5, 1996.

(E) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-8 (registration number 333-01059) as filed with the Commission on February 21, 1996.

(F) Incorporated by reference to exhibits filed in response to Item 14(a), "Exhibits," of the Company's Form 10-K for the year ended July 3, 1998.

(G) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-8 (registration number 333-34136) as filed with the Commission on April 6, 2000.

(H) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-8 (registration number 333-92277) as filed with the Commission on December 7, 1999.

(I) Incorporated by reference to exhibits filed with Registrant's Registration Statement on Form S-8 (registration number 333-95719) as filed with the Commission on January 31, 2000.

(J) Incorporated by reference to exhibits filed by the Registrant's Registration Statement on Form S-8 (registration number 001-11403) as filed with the Commission on April 5, 2000.

(K) Incorporated by reference to exhibits filed by Seagate Software, Inc. (registration number 000-23169) in connection with its Quarterly Report on Form 10-Q/A for the period ended January 1, 1999 filed with the Commission on April 21, 1999.

(L) Incorporated by reference to exhibits filed by Seagate Software, Inc. (registration number 000-23169) in connection with its Quarterly Report on Form 10-Q/A for the period ended January 1, 1999 filed with the Commission on April 16, 1999.

(M) Incorporated by reference to exhibits filed with the Registrant's Current Report on Form 8-K (registration number 001-11403) as filed with the Commission on December 17,1999.