Form 10-K405/A
period 2000-06-30
SEAGATE TECHNOLOGY INC
filed 2000-10-27
CIK 354952

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K/A
                                Amendment No. 1
                           ________________________
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

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

      Registrant's telephone number, including area code: (831) 438-6550
                           ________________________

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

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days: YES X     NO _______
                                              ----

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

Item 10.  Directors and Executive Officers of the Registrant

     Set forth below is certain information regarding the members of the Board of Directors:

                                                                                                    Director
Name                            Age     Principal Occupation                                         Since
----                            ---     --------------------                                         -----
Stephen J. Luczo                43      Chief Executive Officer and Director of the Company           1998
                                        and Chairman of the Board of Directors, Seagate
                                        Software, Inc.
Gary B. Filler                  59      Co-Chairman of the Board of Directors of the                  1985
                                        Company and Financial Consultant
Kenneth E. Haughton             72      Engineering Consultant                                        1986
Robert A. Kleist                72      President, Chief Executive Officer and a Director             1982
                                        of Printronix, Inc. (computer printer manufacturer)
Lawrence Perlman                62      Co-Chairman of the Board of Directors of the Company          1989
Thomas P. Stafford              70      Vice Chairman of Stafford, Burke and Hecker, Inc.             1988
                                        (a consulting firm)
Laurel L. Wilkening             55      Independent Consultant                                        1993

     Except as set forth below, each of the directors has been engaged in his or her principal occupation described above during the past five years. There is no family relationship between any director or executive officer of the Company.

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

     Mr. Filler was appointed Co-Chairman of the Board of Directors of the Company in July 1998. Mr. Filler has been a financial consultant since September 1996. He was Senior Vice President and Chief Financial Officer of Diamond Multimedia Systems, Inc., a multimedia and graphics company from January 1995 to September 1996. Mr. Filler also serves as a director of Sento Corporation and Seagate Software.

     Dr. Haughton is also a director of Solectron Corporation.

     Mr. Perlman was Chairman of the Board of Directors and Chief Executive Officer of Ceridian Corporation from 1990 to December 31, 1999. Mr. Perlman was appointed Co-Chairman of the Board of Directors of the Company in July 1998. Mr. Perlman serves as a director of Computer Network Technology Corporation, Valspar Corporation, AMDOCS Limited and Seagate Software, Inc., a subsidiary of the Company. He was a regent of the University of Minnesota from 1992 to 1995.

     General Stafford, a former astronaut, also serves as director of CMI, Inc., N.L. Industries, Wackenhut, Inc., Timet, Inc. and Tremont, Inc.

     Dr. Wilkening served as Chancellor of the University of California, Irvine from July 1993 to June 1998. From September 1988 to June 1993 she was Provost and Vice President of Academic Affairs at the University of Washington. From May 1991 to January 1993, Dr. Wilkening also served as Chair of the Space Policy Advisory Board of the National Space Council.

     The information required by this item for executive officers is set forth in Part I of this report.

Item 11. Executive Compensation

Compensation Committee Interlocks and Insider Participation

     The Executive Personnel and Organization Committee currently consists of directors Wilkening, Stafford and Perlman. During fiscal 2000, there were no transactions requiring disclosure hereunder.

Executive Compensation

     The following Summary Compensation Table sets forth certain information regarding the compensation of the Chief Executive Officer of the Company and the four next most highly compensated executive officers of the Company (together with the Chief Executive Officer, collectively the "Named Officers") whose compensation each exceeded $100,000 in the fiscal year ended June 30, 2000.

                          Summary Compensation Table


------------------------------------------------------------------------------------------------------------------------
                                                                    Annual Compensation
------------------------------------------------------------------------------------------------------------------------

                                                                                                    Other Annual
                                                        Fiscal      Salary        Bonus             Compensation
Name and Principal Position                              Year       ($)           ($)               ($)
------------------------------------------------------------------------------------------------------------------------
Stephen J. Luczo (2)................................      2000     $907,814      $1,100,000(3)      $  20,584
 Chief Executive Officer of the Company and               1999      834,434         850,000(4)        247,344 (5)
  Chairman of the Board of Directors, Seagate             1998      618,272               -            19,804
  Software, Inc.

William D. Watkins (6)..............................      2000     $676,938      $  850,000(3)      $  15,085
  President and Chief Operating                           1999      605,787         575,000(4)         61,505
  Officer                                                 1998      500,011               -            13,922

Bernardo A. Carballo(7).............................      2000     $575,016      $  400,000(3)      $  23,272
 Former Executive Vice President, Worldwide Sales,        1999      560,592         295,000(4)        259,665(8)
  Marketing,  Product Line Management and Customer        1998      500,011               -            67,735
  Service Operations

Donald L. Waite ....................................      2000     $500,011      $  400,000(3)      $   9,090
  Executive Vice President, Chief Administrative          1999      500,011         300,000(4)        233,001(9)
  Officer and Assistant Secretary                         1998      500,011               -            12,121

Townsend H. Porter, Jr...............................     2000     $500,011      $  350,000(3)      $  35,204 (10)
 Executive Vice President, Product and Technology         1999      415,390         250,000(4)              -
  Development and Chief Technical Officer                 1998      396,138               -                 -

------------------------------------------------------------------------------------------------------------------------

                                                               ----------------------------------------------
                                                                      Long -Term Compensation Awards
                                                               ----------------------------------------------

                                                                                         Securities Underlying
                                                                                         Options Granted (#)(1)
                                                                                         -------------------------
                                                                     Restricted
                                                                       Stock
Name and Principal Position                              Fiscal        Awards ($)        Company       Subsidiary
                                                          Year                           -------------------------
                                                         ---------------------------------------------------------
Stephen J. Luczo (2)................................      2000                   -                  -      275,000
 Chief Executive Officer of the Company and               1999                   -          1,100,000            -
  Chairman of the Board of Directors, Seagate             1998         $ 2,974,150(11)        450,000      150,000
  Software, Inc.

William D. Watkins (6)..............................      2000                   -                  -            -
  President and Chief Operating                           1999         $ 1,079,600(12)        480,000            -
  Officer                                                 1998                   -            225,000            -

Bernardo A. Carballo(7).............................      2000                   -                  -            -
 Former Executive Vice President, Worldwide Sales,        1999                   -            260,000            -
  Marketing,  Product Line Management and Customer        1998                   -            140,000            -
  Service Operations

Donald L. Waite ....................................      2000                   -                  -       50,000
  Executive Vice President, Chief Administrative          1999                   -            260,000            -
  Officer and Assistant Secretary                         1998                   -            120,000            -

Townsend H. Porter, Jr...............................     2000                   -                  -            -
 Executive Vice President, Product and Technology         1999                   -            260,000            -
  Development and Chief Technical Officer                 1998                   -            195,000            -

-------------------------------------------------------------------------------------------------------------


1. The Stock Options listed in the table include options to purchase our Common Stock and options to purchase Common Stock of Seagate Software.

2.   Mr. Luczo resigned as President of the Company in May 2000.

3. These amounts represent payments under our Performance-Based Executive Compensation Plan earned in fiscal 2000 and paid in fiscal 2001.

4. These amounts represent payments under our Performance-Based Executive Compensation Plan earned in fiscal 1999 and paid in fiscal 2000.

5. Includes deferred payments under the Performance-Based Executive Compensation Plan of $216,672.

6.   Mr. Watkins became President of the Company in May 2000.

7. Mr. Carballo resigned as Executive Vice President of the Company effective July 31, 2000.

8. Includes deferred payments under the Performance-Based Executive Compensation Plan of $245,650.

9. Includes deferred payments under the Performance-Based Executive Compensation Plan of $214,075.

10.  Includes travel allowance of $22,391 and car allowance/benefit of $12,813.

11. Under our Executive Stock Plan, in September 1997, we granted rights to purchase 85,000 shares of Common Stock at an exercise price of $0.01 per share to Mr. Luczo. Mr. Luczo exercised these rights in November 1997. The amount shown in the table represents the dollar value (net of the consideration paid) of the award of restricted stock, calculated by multiplying the closing market price of the Company's Common Stock on the date of grant by the number of shares awarded. As of September 29, 2000, Mr. Luczo held 238,000 unvested shares of stock having a value of $16,422,000 based upon the fair market value of the Common Stock on September 29, 2000 of $69.00 per share. All of such unvested shares are subject to repurchase by the Company at the original purchase price in the event of a termination of employment with the Company. The shares are released from the Company's repurchase option after seven years from date of grant. Mr. Luczo will receive the same dividends on all shares of restricted stock as all other stockholders; however, the Company does not anticipate paying any cash dividends in the foreseeable future.

12. Under our Executive Stock Plan, we granted rights to purchase 40,000 shares of Common Stock at an exercise price of $0.01 per share to Mr. Watkins in August 1998. Mr. Watkins exercised these rights in November 1998. The amount shown in the table represents the dollar value (net of the consideration paid) of the award of restricted stock, calculated by multiplying the closing market price of the Company's Common Stock on the date of grant by the number of shares awarded. As of September 29, 2000, Mr. Watkins held 183,724 unvested shares of stock having a value of $12,676,956 based upon the fair market value of the Common Stock on September 29, 2000 of $69.00 per share. All of such unvested shares are subject to repurchase by the Company at the original purchase price in the event of a termination of employment with the Company. 174,000 of the shares are released from the Company's repurchase option after seven years from date of grant. 9,724 of the shares are released from the Company's repurchase option on October 19, 2000.

                         Option Grants in Fiscal 2000

          The following table provides information concerning each grant of options to purchase Seagate Software's Common Stock made during fiscal year 2000 to the Named Officers:

                                     Individual Grants (1)
                            ------------------------------------------
                                          % of
                           Number of      Total Options                               Potential Realizable
                           Securities     Granted to   Exercise                       Value at Assumed
                           Underlying     Employees    or Base      Expira-           Annual Rates of Stock
                           Options        in Fiscal    Price        tion              Price Appreciation for
Name                       Granted        Year         ($/Sh)(4)    Date              Option Term (2)
                                                                                      ---------------
                           (#) (3)                                                       5%             10%
---------------------------------------------------------------------------------------------------------------
Stephen J. Luczo            100,000          1.0636     $4.00      11/18/2009        $251,558          $637,497
                            175,000          1.8613     $4.00      11/18/2009         440,226         1,115,620

Donald L. Waite              50,000           .5318     $4.00      11/18/2009         125,779           318,749


1. No grants of stock options to purchase Common Stock of Seagate Technology, Inc. were granted to the Named Officers in fiscal 2000.

2. Potential realizable value is based on the assumption that the Common Stock of Seagate Software appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration of the ten year option term. These numbers are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future price growth.

3. Represents options to purchase shares of the Common Stock of Seagate Software granted in fiscal 2000. Options granted in fiscal 2000 begin to vest one year after the date of grant, with 25% of the shares covered thereby vesting at that time with additional monthly vesting from one year after date of grant up to four years from date of grant.

4. Options were granted to purchase the Common Stock of Seagate Software at an exercise price per share of not less than the estimated fair market value on the grant date, as determined by the Board of Directors of Seagate Software.

                Aggregated Option Exercises in Last Fiscal Year
                       And Fiscal Year-End Option Values

          The following table sets forth certain information regarding the exercise of stock options of the Company and Seagate Software in fiscal 2000 by the Named Officers in the Summary Compensation Table and the value of options held by such individuals at the end of the fiscal year.

                                                                 Number of Securities
                                                                Underlying Unexercised          Value of Unexercised
                                                                  Options at Fiscal             In-the-Money Options
                                                                     Year-End(#)              at Fiscal Year-End ($)(2)
                             Shares                          ----------------------------     -------------------------
                          Acquired on           Value
                          Exercise (#)     Realized($)(1)     Exercisable/    Exercisable/    Exercisable/    Exercisable/
                          Technology/        Technology/      Unexercisable  Unexercisable   Unexercisable   Unexercisable
 Name                       Software          Software        Technology        Software     Technology          Software
----------------          -----------    -------------------  -------------  --------------  --------------  --------------
Stephen J. Luczo              0/            0/                  672,500/          0/           $20,226,406/         0/
                              145,211      $12,538,278          1,125,000         275,000      35,163,281           $0

William D. Watkins            0/            0/                  436,884/          0/           11,898,029/          0/
                              5,000         454,079             480,000           0            15,107,344           0

Bernardo A. Carballo          30,000/       555,938/            489,500/          0/           18,216,781/          0/
                              5,000         454,079             300,000           0            9,716,719            0

Donald L. Waite               0/            0/                  290,000/          0/           7,769,219/           0/
                              0             0                   300,000           50,000       9,716,719            0

Townsend H. Porter            0/            0/                  220,000/          0/           5,491,563/           0/
 Jr.                          12,250        1,080,494           320,000           0            10,312,500           0


(1) Market value of the Company's Common Stock or Seagate Software's Common Stock, as the case may be, on the exercise date minus the exercise price.

(2) Market value of the Company's Common Stock or Seagate Software's Common Stock, as the case may be, at fiscal year-end minus the exercise price. No public market exists for the Common Stock of Seagate Software. The fair market value of Seagate Software common stock on June 30, 2000 as determined by the Seagate Software Board of Directors, was $4.00 per share.

Employment Contracts and Change-Of-Control Arrangements

          On March 29, 2000 the Company entered into Management Retention Agreements (the "Retention Agreements") with each of Messrs. Luczo, Watkins, Carballo, Waite and Porter (each an "Employee" and collectively, the "Employees"). The Retention Agreements provide that the Company may terminate the employee's employment at any time with or without cause; provided, however, that if within 24 months following a Change of Control (as defined below) an Employee's employment is (i) involuntarily terminated by the Company other than for cause, (ii) constructively terminated or (iii) terminated due to the Employee's disability or death, such Employee is entitled to receive the following severance benefits:

 . a cash payment equal to 200% of the Employee's Annual Compensation, other than Messrs. Luczo and Watkins who are entitled to a payment of 300%, where Annual Compensation is defined as an amount equal to the sum of the Employee's (i) annual salary at the highest rate in effect during the immediately preceding 12 months and (ii) the highest annual bonus including quarterly bonus amounts and deferred amounts awarded during the past three fiscal years,

 .  acceleration of vesting of all the Employee's outstanding stock options,

 . acceleration of vesting of a pro rata percentage of the Employee's restricted stock, which is determined by dividing the number of months that have elapsed from the restricted stock grant date to the date of employment termination by the number of months between the grant date and the date when all restricted shares would otherwise have vested based on the employee's continued employment with the Company,

 . continued coverage in the Company's health, dental and life insurance coverage at the Company's expense for the employee, and the employee's dependents if the dependents were covered immediately prior to the employee's termination, until either three (3) years in the case of Messrs. Luczo and Watkins, and two (2) years in the case of Messrs. Carballo, Waite and Porter from the date of termination or the date that the employee and his dependents become covered under another employer's group health, dental or life insurance plans that provide comparable coverage and benefits and

 . a bonus equal to a pro rata share (based on the number of days elapsed during the fiscal year in which termination occurs) of the Employee's targeted bonus under the Company's executive bonus plan for the fiscal year in which termination occurs.

          At the Employee's option, he may also purchase the Company-owned automobile in such Employee's possession at the vehicle's wholesale Kelly Blue Book value.

The Retention Agreements further provide that if on the effective date of a Change of Control a successor to the Company fails to assume any stock option or restricted stock held by the Employee, 100% of the unvested portion of any stock option issued by the Company or an affiliate to the Employee will automatically become fully vested. In addition the Employee's unvested restricted shares will vest pro rata as of the Change of Control. With respect to the Retention Agreements, a "Change of Control" would occur if any of the following events were to occur:

   (i) Any person (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) becomes the beneficial owner (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly of securities of the Company representing 40% or more of the total voting power of the Company's then outstanding voting securities.

   (ii) There is a change in the composition of the Board of Directors of the Company occurring within a two year period as a result of which fewer than a majority of the directors are (1) directors as of the date of the

   Retention Agreements or (2) nominated or elected by an affirmative vote of at least a majority of the incumbent directors at the time of such election or nomination (excluding those directors whose election is in connection with an actual or threatened proxy contest).

   (iii) There is a merger, reorganization, consolidation or other corporate transaction involving the Company in which the stockholders of the Company immediately prior to the transaction do not hold at least 50% of the surviving entities immediately after such transaction.

   (iv) All or substantially all of the assets of the Company are sold, liquidated or otherwise distributed.

          With respect to the Retention Agreements, the VERITAS/Silver Lake transaction would result in a Change of Control. For a description of the VERITAS/Silver Lake transaction see "Business - Pending Going Private Transaction and Merger."

          The Retention Agreements require the Company to pay the excise tax, as well as the federal, state and excise tax on the Company's payment for the excise tax, on any benefit received under the Retention Agreements if that benefit qualifies as a "parachute payment" within the meaning of the Code.

          In consideration of the payments to be made by the Company under the Retention Agreements, each Employee has agreed not to (i) act as an employee, agent, consultant, advisor, officer or director of any corporation, partnership, person or other entity during his employment with the Company and continuing until 24 months after his employment with the Company terminates, (ii) participate or engage in the development, production, sale, marketing or servicing of any business enterprise that is in competition with the Company's product lines or business activities and (iii) solicit, employ or interfere in any other manner with the employment relationships with the Company and its current or prospective employees.

          The Company's 1991 Plan provides that in the event of a change of control of the Company, the Board of Directors may, in its discretion, provide that (i) all options granted under the 1991 Plan that are outstanding as of the date of such change of control will become immediately vested and fully exercisable and (ii) to the extent exercisable and vested, the value of all outstanding options, unless otherwise determined by the Board prior to any change of control, will be cashed out at the change of control price reduced by the exercise price applicable to such options. The Company's 1999 Plan provides that in the event of a change of control of the Company, except as otherwise determined by the Board of Directors, any options outstanding on the date of such change of control that are not yet exercisable and vested on such date shall become fully vested and exercisable, and such options shall, except as otherwise determined by the Board of Directors, be terminated in exchange for a cash payment equal to the "change of control" price as defined in the 1999 Plan. A change of control is defined in the 1999 plan as (i) the acquisition of at least 50% of the Company by a "person" (as defined in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934); (ii) certain changes in the composition of the Board of Directors of the Company, (iii) a merger or consolidation where the Company's stockholders do not own at least 50% of the surviving entity's voting power after the transaction, or (iv) the sale or disposition of substantially all of the Company's assets. The Company's Executive Stock Plan provides that in the event of a change of control of the Company, if constructive termination of an executive occurs within the two-year period following such change of control, then there shall be released from the Company's repurchase option that percentage of the executive's unreleased shares determined by dividing (i) the number of months that have elapsed from the date of grant to the date of such termination, by (ii) 84 months in the case of awards that vest at the end of 7 years or 60 months in the case of awards that vest at the end of 5 years.

          Under the terms of the 1991 Plan and the 1999 Plan, the VERITAS/Silver Lake transaction would result in a change of control of the Company. For a description of the VERITAS/Silver Lake transaction see "Business - Pending Going Private Transaction and Merger."

Compensation of Non-Employee Directors

          Non-employee members of the Board of Directors receive an annual retainer of $30,000 and a fee of $3,000 per Board meeting attended (excluding telephonic Board meetings), and $2,000 per Committee meeting attended, if such meeting is on a day other than the day of a meeting of the Board of Directors. Each of the Co-Chairmen of the Board of Directors, Messrs. Filler and Perlman, receive an additional annual retainer of $75,000. Each of the non-employee Directors serving as the chairmen of the Audit Committee, the Executive Personnel and Organization Committee and the Technology Committee receives an additional annual retainer of $8,000. The Company also reimburses the directors for certain expenses incurred by them in their capacities as directors or in connection with attendance at Board meetings. Messrs. Filler and Perlman are members of the Board of Directors of Seagate Software. They do not receive any additional fees for their service on Seagate Software's Board of Directors.

          Non-employee Directors have the option to forfeit some or all of their $30,000 annual retainer for the right to receive at market stock options to purchase the Company's Common Stock. These stock options are calculated as follows: (amount of retainer forfeited X 4)/fair market value as of the effective date of the grant. Messrs. Filler, Haughton, Kleist, Perlman and Stafford elected to participate and each converted $30,000 into stock options to purchase 2,608 shares of Common Stock of the Company at $46.00 per share.

          The Company's Directors' Option Plan (the "Directors' Plan") provides for the grant of non-statutory options to purchase shares of the Company's Common Stock to non-employee Directors. Under the Directors' Plan the timing of option grants, amount of the grants, exercise price and restrictions on exercise of the options are established in the plan. The exercise price of options granted under the Directors' Plan may not be less than 100% of the fair market value of the Common Stock on the date of grant. Options granted under the Directors' Plan become exercisable as to 1/48th of the shares subject to the option at the end of each full month following the date of grant that the optionee remains a director of the Company. Options granted under the Directors' Plan expire ten years from the date of grant and may be exercised while the optionee is serving as a member of the Company's Board of Directors, within twelve months after termination by death, within three months after termination for cause or within five years after termination for any other reason, but cannot be exercised after the ten year term expires. Pursuant to the Directors' Plan, each new non-employee Director is granted an option to purchase 50,000 shares of Common Stock upon the date on which such person first becomes a director (the "Initial Option").

          Prior to November 1998, each Outside Director automatically received an option to purchase 4,000 Shares of Common Stock (the "Quarterly Option") on each February 1, May 1, August 1 and November 1 following the grant of the Initial Option; provided, however, that no Quarterly Option was granted to an Outside Director who received an Initial Option in the preceding six months.

          Effective November 1998, the terms of the plan were amended such that each Outside Director automatically receives an option to purchase 5,000 Shares of Common Stock on each February 1, May 1, August 1 and November 1 following the grant of the Initial Option; provided, however, that no Quarterly Option was granted to an Outside Director who received an Initial Option in the preceding six months. On August 2, 1999, the non-employee Directors each were granted an option to purchase 5,000 shares of the Company's Common Stock at an exercise price of $26.875 per share. On November 1, 1999, each of the non-employee Directors was granted an option to purchase 5,000 shares of the Company's Common Stock at an exercise price of $29.4375 per share. On February 1, 2000, each of the non-employee Directors was granted an option to purchase 5,000 shares of the Company's Common Stock at an exercise price of $39.75 per share. Since the privatization announcement in March, normal quarterly grants have been suspended.

          On November 2, 1999, Mr. Perlman received an option to purchase 50,000 shares of the Company's Common Stock at an exercise price of $29.25 per share. This one-time award of stock options to Mr. Perlman was granted to him in consideration of Mr. Perlman's ongoing and future activities related to the Company's transformation from its core business into new strategic directions.

          In connection with the VERITAS/Silver Lake transaction, in March of 2000 the Board of Directors of Seagate agreed to pay $100,000 to each of Messrs. Perlman and Filler, the Co-Chairmen of the Seagate Board of Directors, as compensation for their additional supervisory efforts in connection with the VERITAS/Silver Lake transaction. These payments are not contingent upon the closing of the VERITAS/Silver Lake transaction. In addition, Messrs. Perlman and Filler also receive payment of $2,000 per week during the pendency of the VERITAS/Silver Lake transaction.

Seagate Technology Exchange Offer

          On October 20, 1999, the Company completed an exchange offer for 3.23 shares of its Common Stock for one share of Seagate Software Holdings, Inc. Common Stock. All holders of Seagate Software Holdings Common Stock and options to purchase Common Stock received the right to acquire Seagate Technology Common Stock. Based on information provided by the exchange agent, approximately 3,991,105 shares of Seagate Software Holdings Common Stock were tendered of which approximately 2,818,325 were exchanged into approximately 9,124,046 shares of the Company's Common Stock. The difference between the shares tendered and the shares exchanged is a result of shares cancelled for the exercise price and payment of taxes.

          The following Directors and Named Officers of the Company exchanged the number of shares of Common Stock of Seagate Software Holdings set forth opposite his or her name:


                          Seagate Software    Seagate Technology
Director or Officer       Shares Exchanged       Shares Issued

Stephen J. Luczo                145,211             246,370
Gary B. Filler                   14,063              42,987
Lawrence Perlman                 14,063              12,258
Townsend H. Porter               11,999              38,847
Donald L. Waite                   8,000              25,900
Robert A. Kleist                  5,000              15,504
Laurel L. Wilkening               5,000              15,504
William D. Watkins                5,000              10,007
Bernard A. Carballo               5,000              16,187

Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and the New York Stock Exchange. Executive officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that, during the period from July 3, 1999 to June 30, 2000, its executive officers and directors complied with all filing requirements.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth certain information regarding the beneficial ownership of Common Stock of the Company as of September 29, 2000 by
(i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each of the executive officers named in the table under "Item 11: Executive Compensation and Other Matters -- Executive Compensation -- Summary Compensation Table" and (iv) all directors and executive officers as a group:


                                                              Common Stock       Percent
Name                                                             Owned          Owned (1)
----------------------------------------------------             -----          ---------
Stephen J. Luczo (2)................................           1,528,867            *
Robert A. Kleist (3)................................             315,021            *
Lawrence Perlman (4)................................             296,983            *
Gary B. Filler (5)..................................             211,008            *
Kenneth E. Haughton (3).............................             133,103            *
Laurel L. Wilkening (6).............................              95,996            *
Thomas P. Stafford (7)..............................              94,800            *
William D. Watkins (8)..............................             769,007            *
Bernardo A. Carballo (9)............................             744,172            *
Donald L. Waite (10)................................             633,644            *
Townsend H. Porter Jr. (11).........................             427,060            *
All directors and executive officers as a group (16
 persons) (12)......................................           6,253,010            *

* Less than 1%

(1) Applicable percent of ownership is based on 231,173,962 shares of Common Stock outstanding as of September 29, 2000 together with applicable options for such stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "Commission"), and includes voting and investment power with respect to shares. Shares of Common Stock subject to options currently exerciseable or exerciseable within 60 days after September 29, 2000 are deemed outstanding for computing the percentage ownership of the person holding such options but are not deemed outstanding for computing the percentage of any other person.

(2) Includes 1,025,000 shares of Common Stock which may be acquired within 60 days after September 29,2000 through the exercise of stock options.

(3) Includes 77,223 shares of Common Stock which may be acquired within 60 days after September 29,2000 through the exercise of stock options.

(4) Includes 271,391 shares of Common Stock which may be acquired within 60 days after September 29,2000 through the exercise of stock options.

(5) Represents shares of Common Stock which may be acquired within 60 days after September 29, 2000 through the exercise of stock options.

(6) Includes 72,292 shares of Common Stock which may be acquired within 60 days after September 29,2000 through the exercise of stock options.

(7) Includes 72,320 shares of Common Stock which may be acquired within 60 days after September 29, 2000 through the exercise of stock options.

(8) Includes 551,884 shares of Common Stock which may be acquired within 60 days after September 29, 2000 through the exercise of stock options.

(9) Includes 549,500 shares of Common Stock which may be acquired within 60 days after September 29, 2000 through the exercise of stock options.

(10) Includes 380,000 shares of Common Stock which may be acquired within 60 days after September 29, 2000 through the exercise of stock options.

(11) Includes 300,000 shares of Common Stock which may be acquired within 60 days after September 29, 2000 through the exercise of stock options.

(12) Includes 4,309,224 shares of Common Stock which may be acquired within 60 days after September 29, 2000 through the exercise of stock options.

Changes in Control

     See Part I "Business - Pending Going Private Transaction and Merger" for a description of the VERITAS/Silver Lake transaction.

Item 13. Certain Relationships and Related Transactions

          In August 1998, the Company entered into a Separation Agreement and Release (the "Separation Agreement") with Alan F. Shugart in connection with the termination of Mr. Shugart's employment as Chief Executive Officer and Chairman of the Board of Directors of the Company and his resignation as a member of the
Company's Board of Directors.   Pursuant to the Separation Agreement, Mr.
Shugart will receive monthly payments at an annual rate of $750,000 until July 19, 2001. In addition, the Company's right to repurchase 145,000 shares of unvested restricted Common Stock of the Company held by Mr. Shugart lapsed and such shares became fully vested. In addition, until July 19, 2001, the Company will continue to provide Mr. Shugart medical and group insurance benefits comparable to those provided to its senior executives. Mr. Shugart has agreed, subject to certain limitations, to render up to 30 hours of consulting services per fiscal quarter to the Company until July 19, 2001 (the "Consultancy Period").

          Vested options held by Mr. Shugart to purchase 440,000 shares of the Company's Common Stock at exercise prices ranging from $9.375 to $47.75 will remain exercisable during the Consultancy Period and for the ninety-day period thereafter and unvested options to purchase 620,000 shares of the Company's Common Stock at exercise prices ranging from $11.8125 to $47.75 will continue to vest during the Consultancy Period. Mr. Shugart exercised vested options to purchase 270,000 shares of the Company's Common Stock on or prior to October 17, 1998, and no remaining shares subject to vested options that were not exercised as of that date were canceled. Previously earned deferred bonus amounts of $1,142,275 will remain available to Mr. Shugart to reduce the exercise price of options to purchase the Company's Common Stock to the extent such options vest and are exercised. To date, Mr. Shugart has utilized $642,025 of such deferred compensation to exercise options for the Company's Common Stock. In addition, unvested options held by Mr. Shugart to purchase 88,000 shares of Seagate Software Common Stock at exercise prices ranging from $4.00 to $12.75 became immediately vested on the effective date of the Separation Agreement and will remain exercisable during the Consultancy Period and for the ninety-day period thereafter. On June 9, 1999, Mr. Shugart elected to purchase these shares and exchange the 88,000 shares for shares of Common Stock of the Company.

          Mr. Shugart has also agreed that, until July 19, 2001, he will not (i) compete with the Company, (ii) solicit employees to leave the Company or otherwise interfere with the employment relationships existing between the Company and its employees, (iii) induce any customer, supplier, distributor or other business relation of the Company to cease doing business with the Company or interfere with the business relationship between the Company and any such customer, suppler, distributor or other business relation, or (iv) until January 19, 2002, disparage, defame or slander the Company or any of its officers, directors or products. During the period ending January 2002, the Company has agreed that its directors and current officers will refrain from disparagement,
defamation or slander of Mr. Shugart.    Finally, the Company and Mr. Shugart
have released each other from, and agreed not to sue each other for, any claim, duty, obligation or cause of action relating to any matters of any kind that either of them may possess against the other arising from any omissions, acts or facts that occurred prior to the effective date of the Separation Agreement.

          In September 1998, the Company entered into a Separation Agreement and Release (the "Hegarty Separation Agreement") with Brendan C. Hegarty in connection with the termination of Mr. Hegarty's employment as the Company's Executive Vice President, Recording Heads Group. Mr. Hegarty agreed, subject to certain limitations, to render consulting services to the Company until February 29, 2000 (the "Hegarty Consultancy Period"). Pursuant to the Hegarty Separation Agreement, Mr. Hegarty received monthly payments at an annual rate of $500,004 until February 29, 2000. Mr. Hegarty received title to his Company car and continued use of a Company provided residence until May 31, 1999. In addition, until February 29, 2000, the Company continued to provide Mr. Hegarty medical and group insurance benefits comparable to those provided to its senior executives.

          Pursuant to the terms of the Hegarty Separation Agreement, the Company's right to repurchase 43,350 shares of unvested restricted Common Stock of the Company held by Mr. Hegarty lapsed and such shares became fully vested. However, the Company repurchased 109,650 shares of unvested restricted Common Stock of the Company held by Mr. Hegarty at the original purchase price of the shares, $548.25. Vested options held by Mr. Hegarty to purchase 168,126 shares of the Company's Common Stock at exercise prices ranging from $6.375 to $47.75 remained exercisable during the Hegarty Consultancy Period and for the ninety-day period thereafter and unvested options to purchase 440,500 shares of the Company's Common Stock at exercise prices ranging from $11.8125 to $47.75 will continue to vest during the Hegarty Consultancy Period. Mr. Hegarty agreed to exercise and did exercise vested options to purchase 70,626 shares of the Company's Common Stock on or prior to December 29, 1998, at which time any vested options with exercise prices on $17.00 per share or less held by Mr. Hegarty were cancelled. With respect to an option to purchase 95,000 shares of the Company's Common Stock at $24.375 (the "Performance Grant"), Mr. Hegarty also is entitled to exercise that option with respect to 30% of the shares subject to the Performance Grant if the market price of the Company's Common Stock is $36.00 and an additional 30% if the market price of the Company's Common Stock is $42.00, or higher for 60 consecutive trading days during the Hegarty Consultancy Period. Mr. Hegarty is not entitled to exercise the remaining 40% of the shares subject to the Performance Grant. In addition, unvested restricted Seagate Software Common Stock held by Mr. Hegarty immediately vested in full on the effective date of the Hegarty Separation Agreement.

     Mr. Hegarty also agreed that until September 30, 2000 he will not (i) enter into a competing business or hold any ownership interest in, manage, accept employment with or provide consulting services to any direct competitor of the Company and/or its affiliated companies or (ii) solicit employees to leave the Company or otherwise interfere with the employment relationships existing between the Company and its employees. Mr. Hegarty also agreed that he would not disparage, defame or slander the Company or any of its officers, directors or products. Mr. Hegarty is obligated to give the Chief Executive Officer of the Company written notice upon acceptance of any other employment during the Hegarty Consultancy Period. Mr. Hegarty agreed to refrain from disparagement, defamation or slander of the Company, its current or former directors, officers, agents or employees or its business, operation or products. Finally, the Company and Mr. Hegarty released each other from, and agreed not to sue each other for, any claim, duty, obligation or cause of action relating to any matters of any kind that either of them may possess against the other arising from any omissions, acts or facts that occurred prior to the effective date of the Hegarty Separation Agreement.

          In August 2000, the Company entered into a Separation Agreement and Release (the "Carballo Separation Agreement") with Bernardo A. Carballo in connection with the termination of Mr. Carballo's employment as the Company's Executive Vice President, Worldwide Sales, Marketing, Product Line Management and Customer Service Operations. Mr. Carballo agreed that following his resignation he will comply with the Company's reasonable requests for information and assistance with respect to any matter that he worked on or was responsible for as an Executive Vice President. In addition, Mr. Carballo agreed to comply with any reasonable request from the Company and its attorneys to assist in connection with pending and future litigation involving the Company. Under the terms of the Carballo Separation Agreement, Mr. Carballo will be entitled to bonus compensation for fiscal year 2000 under the Company's Executive Bonus Plan. Mr. Carballo also received title to his Company car, personal computer and cellular telephone.

          Mr. Carballo agreed to provide consulting services to the Company until December 31, 2001 ("Carballo Consultancy Period"). Pursuant to the Carballo Separation Agreement, Mr. Carballo shall receive monthly payments of $12,501 until December 31, 2001. In addition, the Company will release its right to repurchase a percentage (the "Release Percentage") of the 153,000 shares of Common Stock of the Company granted to Mr. Carballo under the Company's Executive Stock Plan at an exercise price of $0.005 per share (the "Restricted Shares"). The Release Percentage shall be determined as follows:
(i) if the date of closure of the VERITAS/Silver Lake transaction (the "Transaction Closure Date") occurs on or before June 30, 2001, then the Release Percentage shall be determined by dividing (a) the number of whole months that have elapsed between November 20, 1995 and the Transaction Closure Date by (b) eighty-four and (ii) if the Transaction Closure Date has not occurred by June 30, 2001, then the Release Percentage shall be 46.7% (71,451 shares of Common
Stock).    Those Restricted Shares as to which the Company does not release its repurchase rights shall be repurchased from Mr. Carballo by the Company at the original purchase price of the shares, $0.005 per share. Vested options held by Mr. Carballo to purchase 507,000 shares of the Company's Common Stock at exercise prices ranging from $4.50 to $47.75 will remain exercisable during the Carballo Consultancy Period and for the ninety-day period thereafter and unvested options which are scheduled to vest on or before December 31, 2001 to purchase 157,500 shares of the Company's Common Stock at exercise prices ranging from $27.0625 to $47.75 (the "Unvested Options") will continue to vest during the Carballo Consultancy Period. If the Transaction Closure Date occurs on or before December 31, 2000, Mr. Carballo shall receive immediate and fully-accelerated vesting of the Unvested Options. In addition, until December 31, 2001, the Company shall continue to provide Mr. Carballo medical and life insurance benefits, however other health benefits such as disability and supplemental life coverage shall terminate on December 31, 2000.

          Mr. Carballo also agreed that until December 31, 2001 he will not (i) enter into a competing business or hold any ownership interest in, manage, accept employment with or provide consulting services to any direct competitor of the Company and/or its affiliated companies or (ii) solicit employees to leave the Company or otherwise interfere with the employment relationships existing between the Company and its employees. Mr. Carballo is obligated to give the Chief Executive Officer of the Company written notice upon acceptance of any other employment during the Carballo Consultancy Period. Mr. Carballo agreed to refrain from disparagement, defamation or slander of the Company, its current or former directors, officers, agents or employees or its business operation or products. Finally, Mr. Carballo released the Company, and agreed never to sue for any claim, duty, obligation or cause of action relating to any matters of any kind.

          In July 2000, the Company entered into a Separation Agreement and Release (the "Colton Separation Agreement") with Donald G. Colton in connection with the termination of Mr. Colton's employment as the Company's Executive Vice President, Corporate Quality. Pursuant to the agreement, Mr. Colton resigned as an Executive Vice President of the Company on June 30, 2000 (the "Resignation Date"), and Mr. Colton agreed to resign his employment with the Company effective upon the earlier of (i) the Transaction Closure Date and (ii) December 31, 2000. The period from the Resignation Date to the earlier of (i) the Transaction Closure Date and (ii) December 31, 2000 is called the "Leave Period." During the Leave Period, Mr. Colton shall comply with the Company's reasonable requests for information and assistance with respect to any matter that he worked on or was responsible for as an Executive Vice President. In addition during the Leave period and for five years thereafter, Mr. Colton agreed to comply with any reasonable request from the Company and its attorneys to assist in connection with pending and future litigation involving the Company. During the Leave Period, Mr. Colton shall receive (i) his regular base salary, (ii) his bonus compensation under the Company's Executive Bonus Plan,
(iii) medical and group insurance benefits and (iv) the opportunity to continue to vest in 94,500 shares of the Company's Common Stock at exercise prices ranging from $23.875 to $40.75 which were granted to Mr. Colton under the Company's 1991 Plan and are scheduled to vest on or before December 31, 2000.
On July 31, 2000, Mr. Colton also received title to his Company car, personal computer, notebook computer and cellular telephone.

          Pursuant to the Colton Separation Agreement, in the event that the Leave Period expires before December 31, 2000 due to the occurrence of the Transaction Closure Date, Mr. Colton shall receive immediate and fully-accelerated vesting of all of his unvested options to purchase the Company's Common Stock. Alternatively, if the Leave Period has not expired before December 31, 2000 because the Transaction Closure Date has not occurred, Mr. Colton shall (i) cease receiving his regular base salary but shall receive a single lump-sum payment equivalent to six months of his base salary, (ii) receive a single lump payment equal to the cost of continued health and life insurance through June 30, 2001, (iii) receive immediate and fully-accelerated vesting of all of his stock options to purchase 334,500 shares of the Company's Common Stock which would have otherwise vested between December 31, 2000 and May 31, 2000 and (iv) receive immediate and fully-accelerated vesting of his stock options to purchase 60,000 shares of the Company's Common Stock at an exercise
price of $20.375.   Pursuant to the Colton Separation Agreement, the Company
will release its right to repurchase a percentage (the "Release Percentage") of the 82,000 shares of Common Stock of the Company granted to Mr. Colton under the Company's Executive Stock Plan at an exercise price of $0.005 per share for 59,500 of such shares and $0.01 per share for 22,500 of such shares (the "Restricted Shares"). The Release Percentage shall be determined as follows:
(i) if the date of closure of the VERITAS/Silver Lake transaction (the "Transaction Closure Date") occurs on or before December 31, 2000, then the Release Percentage shall be determined by dividing (a) the number of whole months that have elapsed between November 20, 1995 and the Transaction Closure Date by (b) eighty-four and (ii) if the Transaction Closure Date has not occurred by December 31, 2000, then the Release Percentage shall be zero. Those Restricted Shares as to which the Company does not release its repurchase rights shall be repurchased from Mr. Colton by the Company at the original purchase price of the shares.

          Mr. Colton also agreed to refrain from disparagement, defamation or slander of the Company, its current or former directors, officers, agents or employees or its business operation or products. Finally, Mr. Colton released the Company, and agreed never to sue for any claim, duty, obligation or cause of action relating to any matters of any kind.

     See Part I "Business - Pending Going Private Transaction and Merger" for a description of the VERITAS/Silver Lake transaction.

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               SEAGATE TECHNOLOGY, INC.

                                                               *
                                              __________________________________
                                              (Stephen J. Luczo, Chief Executive
                                                Officer and a Director)


Dated: October 27, 2000

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      Signature                                           Title                             Date
                      ---------                                           -----                             ----
                       *                               Chief Executive Officer and a Director         October 27, 2000
-----------------------------------------------------   (Principal Executive Officer)
               (Stephen J. Luczo)

                                                       Executive Vice President and Chief Financial
               /s/ CHARLES C. POPE                      Officer (Principal Financial and Accounting   October 27, 2000
-----------------------------------------------------
              (Charles C. Pope)                        Officer)

                       *                               Co-Chairman of the Board                       October 27, 2000
-----------------------------------------------------
              (Gary B. Filler)

                       *                               Co-Chairman of the Board                       October 27, 2000
-----------------------------------------------------
              (Lawrence Perlman)

                       *                               Director                                       October 27, 2000
-----------------------------------------------------
              (Kenneth E. Haughton)

                       *                               Director                                       October 27, 2000
-----------------------------------------------------
              (Robert A. Kleist)

                       *                               Director                                       October 27, 2000
-----------------------------------------------------
              (Thomas P. Stafford)

                       *                               Director                                       October 27, 2000
-----------------------------------------------------
              (Laurel L. Wilkening)

*By:          /s/ CHARLES C. POPE
              -------------------
                 Charles C. Pope,
                 Attorney-in-fact