Form 10-Q
period 2000-09-29
SEAGATE TECHNOLOGY INC
filed 2000-11-03
CIK 354952

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                      OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarter Ended September 29, 2000
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


                             Yes  X    No
                                 ---     ____

On September 29, 2000, 231,173,962 shares of the registrant's common stock were issued and outstanding.

                                     INDEX


                           SEAGATE TECHNOLOGY, INC.


PART I    FINANCIAL INFORMATION                                        PAGE NO.
-------------------------------------------------------------------------------

Item 1.   Financial Statements (Unaudited)

          Consolidated condensed statements of operations--
           Three months ended September 29, 2000 and
           October 1, 1999                                                3

          Consolidated condensed balance sheets--
           September 29, 2000 and June 30, 2000                           4

          Consolidated condensed statements of cash flows--
           Three months ended September 29, 2000 and
           October 1, 1999                                                5

          Notes to consolidated condensed financial statements            6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      14



PART II    OTHER INFORMATION
----------------------------

Item 1.   Legal Proceedings                                              27

Item 6.   Exhibits and Reports on Form 8-K                               29

          SIGNATURES                                                     30

                           SEAGATE TECHNOLOGY, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (In Millions, Except Per Share Data)
                                  (Unaudited)


                                                        Three Months Ended
                                                        ------------------
                                                     September 29,  October 1,
                                                         2000          1999
                                                         ----          ----

Revenue                                               $1,748          $1,682

Cost of sales                                          1,380           1,404
Product development                                      159             140
Marketing and administrative                             138             118
Amortization of goodwill and
  other intangibles                                       16               9
Restructuring                                             20             112
                                                      ------          ------

   Total Operating Expenses                            1,713           1,783

   Income (Loss) from Operations                          35            (101)

Interest income                                           34              21
Interest expense                                         (12)            (13)
Activity related to equity interest in VERITAS           (67)            (99)
Gain on sale of VERITAS stock                              -             193
Gain on sale of SanDisk stock                            102               -
Gain on sale of Veeco stock                               20               -
Other                                                      -              (1)
                                                      ------          ------

   Other Income (Expense), net                            77             101
                                                      ------          ------

Income before income taxes                               112               -
Provision (benefit) for income taxes                      37              (2)
                                                      ------          ------

   Net Income                                         $   75          $    2
                                                      ======          ======

Net income per share:
  Basic                                               $ 0.33          $ 0.01
  Diluted                                               0.31            0.01

Number of shares used in
   per share computations:
   Basic                                               228.2           216.7
   Diluted                                             240.4           223.5

See notes to consolidated condensed financial statements.

                           SEAGATE TECHNOLOGY, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Millions)
                                  (Unaudited)

                                                          September 29,         June 30,
                                                               2000             2000 (1)
                                                               ----             --------
ASSETS
------
Cash and cash equivalents                                     $1,303          $   875
Short-term investments                                         1,048            1,140
Accounts receivable, net                                         777              678
Inventories                                                      362              430
Deferred income taxes                                            207              219
Other current assets                                             150              167
                                                              ------          -------
     Total Current Assets                                      3,847            3,509
Property, equipment and leasehold improvements, net            1,603            1,608
Investment in VERITAS Software, net                            1,055            1,122
Goodwill and other intangibles, net                              335              353
Other assets                                                     235              575
                                                              ------          -------
     Total Assets                                             $7,075          $ 7,167
                                                              ======          =======
LIABILITIES
-----------
Accounts payable                                              $  658          $   707
Accrued employee compensation                                    173              195
Accrued expenses                                                 453              494
Accrued income taxes                                              85               81
Current portion of long-term debt                                  1                1
                                                              ------          -------
     Total Current Liabilities                                 1,370            1,478
Deferred income taxes                                            861            1,020
Other liabilities                                                119              119
Long-term debt, less current portion                             703              703
                                                              ------          -------
     Total Liabilities                                         3,053            3,320
                                                              ------          -------
STOCKHOLDERS' EQUITY
--------------------
Common stock                                                       3                3
Additional paid-in capital                                     2,170            1,960
Retained earnings                                              2,605            2,539
Accumulated other comprehensive income (loss)                    (68)              86
Deferred compensation                                            (31)             (33)
Treasury common stock at cost                                   (657)            (708)
                                                              ------          -------
     Total Stockholders' Equity                                4,022            3,847
                                                              ------          -------
     Total Liabilities and Stockholders' Equity               $7,075          $ 7,167
                                                              ======          =======

(1) The information in this column was derived from the Company's audited consolidated balance sheet as of June 30, 2000.

See notes to consolidated condensed financial statements.

                            SEAGATE TECHNOLOGY, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Millions)
                                  (Unaudited)

                                                                  Three Months Ended
                                                                  -------------------
                                                               September 29,     October 1,
                                                                   2000            1999
                                                                   ----            ----
OPERATING ACTIVITIES:
Net income                                                             $    75        $   2
Adjustments to reconcile net income to net
  cash provided by operating activities:
 Depreciation and amortization                                             176          173
 Deferred income taxes                                                     (46)        (150)
 Non-cash portion of restructuring charge                                    7           76
 Activity related to equity interest in VERITAS                             67          101
 Gain on sale of VERITAS stock                                               -         (193)
 Gain on sale of SanDisk stock                                            (102)           -
 Gain on sale of Veeco stock                                               (20)           -
 Other, net                                                                 (9)           5
 Changes in operating assets and liabilities:
  Accounts receivable                                                      (99)          62
  Inventories                                                               71           41
  Accounts payable                                                         (44)         (80)
  Accrued income taxes                                                     209          139
  Accrued expenses and employee compensation                               (80)         (62)
  Other assets and liabilities, net                                         36           39
                                                                       -------        -----
 Net cash provided by operating activities                                 241          153

INVESTING ACTIVITIES:
Acquisition of property, equipment and leasehold
  improvements, net                                                       (145)        (117)
Purchases of short-term investments                                     (1,175)        (699)
Maturities and sales of short-term investments                           1,270          850
Proceeds from sale of VERITAS stock                                          -          397
Proceeds from sale of SanDisk stock                                        105            -
Proceeds from sale of Veeco stock                                          101            -
Other, net                                                                 (13)         (18)
                                                                       -------        -----
 Net cash provided by investing activities                                 143          413

FINANCING ACTIVITIES:
Sale of common stock                                                        44           20
Purchase of treasury stock                                                   -         (639)
Other, net                                                                   -           (1)
                                                                       -------        -----
 Net cash provided by (used in) financing activities                        44         (620)

Increase (decrease) in cash and cash equivalents                           428          (54)
Cash and cash equivalents at the beginning of the period                   875          396
                                                                       -------        -----
Cash and cash equivalents at the end of the period                     $ 1,303        $ 342
                                                                       =======        =====

See notes to consolidated condensed financial statements.

                           SEAGATE TECHNOLOGY, INC.
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   Basis of Presentation
     ---------------------

     The consolidated condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes the disclosures included in the unaudited consolidated condensed financial statements, when read in conjunction with the consolidated financial statements of the Company as of June 30, 2000 and notes thereto, are adequate to make the information presented not misleading.

     The consolidated condensed financial statements reflect, in the opinion of management, all material adjustments necessary to summarize fairly the consolidated financial position, results of operations and cash flows for such periods. Such adjustments are of a normal recurring nature.

     The results of operations for the three month period ended September 29, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 29, 2001.

     The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. Accordingly, fiscal 2000 was 52 weeks and ended on June 30, 2000 and fiscal 2001 will be 52 weeks and will end on June 29, 2001.

2.   Net Income Per Share
     --------------------

     The following table sets forth the computation of basic and diluted net income per share:

     (In Millions, Except                     Three Months Ended
                                              ------------------
     Per Share Data)                       September 29,  October 1,
                                               2000          1999
                                               ----          ----

     Numerator:
      Net income                             $   75         $    2
                                             ------         ------

     Denominator:
      Denominator for basic net
      income per share - weighted
      average shares outstanding              228.2          216.7

     Incremental common shares
     attributable to exercise of
     outstanding options (assuming
     proceeds would be used to
     purchase treasury stock)                  12.2            6.8
                                             ------         ------

     Denominator for diluted net
     income per share - adjusted
     weighted average shares                  240.4          223.5
                                             ======         ======

     Basic net income per share              $ 0.33         $ 0.01
                                             ======         ======

     Diluted net income per share            $ 0.31         $ 0.01
                                             ======         ======


     Options to purchase 0.4 million and 3.1 million shares of common stock were outstanding during the quarters ended September 29, 2000 and October 1, 1999, respectively, but were not included in the computation of diluted net income per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.


3.   Balance Sheet Information
     -------------------------
     (In millions)
                                                     September 29,  June 30,
                                                         2000         2000
                                                         ----         ----
     Accounts Receivable:

     Accounts receivable                                 $   854    $   752
     Allowance for non-collection                            (77)       (74)
                                                         -------    -------
                                                         $   777    $   678
                                                         =======    =======

     Inventories:

     Components                                          $   139    $   142
     Work-in-process                                          50         51
     Finished goods                                          173        237
                                                         -------    -------
                                                         $   362    $   430
                                                         =======    =======

     Property, Equipment and Leasehold Improvements:

     Property, equipment and leasehold improvements      $ 3,837    $ 3,754
     Allowance for depreciation and amortization          (2,234)    (2,146)
                                                         -------    -------
                                                         $ 1,603    $ 1,608
                                                         =======    =======

4.   Income Taxes
     ------------

     The Company recorded a $37 million provision for income taxes at an effective tax rate of 33% for the three months ended September 29, 2000 compared with a $2 million benefit from income taxes for the three months ended October 1, 1999. The effective tax rate used to record the provision for income taxes for the three months ended September 29, 2000 resulted primarily from applying a 39% combined U.S. federal and state rate to certain non-recurring restructuring costs and activity related to the Company's equity interest in VERITAS partially offset by gains from the sale of SanDisk Corporation ("SanDisk") common stock and Veeco Instruments, Inc. ("Veeco") common stock. Excluding these items, the pro forma effective tax rate used to record the provision for income taxes for the three months ended September 29, 2000 would have been 28%. The pro forma effective tax rate of 28% is less than the statutory rate because a portion of the Company's anticipated foreign operating income is not subject to foreign income taxes and is considered to be permanently reinvested in non-U.S. operations.


5.   Supplemental Cash Flow Information
     ----------------------------------
     (In millions)

                                                      Three Months Ended
                                                      ------------------

                                                  September 29,   October 1,
                                                       2000          1999
                                                       ----          ----
     Cash Transactions:
      Cash paid for interest                      $       26      $      26
      Cash paid (received) for income
       taxes, net of refunds                            (126)             4

6.   Restructuring Costs
     -------------------

     During the three months ended September 29, 2000, the Company recorded restructuring charges totaling $20 million. Of the $20 million, $11 million was a result of a restructuring plan established to continue the alignment of the Company's global workforce and manufacturing capacity with existing and anticipated future market requirements, specifically in its recording head operations in Thailand (the "fiscal 2001 restructuring plan"). The remaining $9 million consisted of a $3 million employee termination benefit adjustment to original estimate related to the fiscal 2000 restructuring plan and $6 million in additional restructuring charges for adjustments to original estimates to the fiscal 1998 restructuring plan. The fiscal 2001 restructuring plan includes workforce reductions, capacity reductions including closure of facilities or portions of facilities, write-off of excess equipment and consolidation of operations. The restructuring charges were comprised of $3 million for employee termination costs; $6 million for the write-off of owned facilities located in Thailand; $1 million for the write-off of excess manufacturing, assembly and test equipment; and $1 million in other expenses. Prior to this period, there was no indication of permanent impairment of the assets associated with the closure and consolidation of facilities.

     In connection with the fiscal 2001 restructuring plan, the Company plans to reduce its workforce by approximately 2,000 employees, primarily in manufacturing. As a result of employee terminations and the write-off of equipment and facilities in connection with the fiscal 2001 restructuring plan, the Company estimates that after completion of these restructuring activities, annual salary and depreciation expense will be reduced by approximately $7 million and $4 million, respectively. However, the reduction in annual salary expense will be substantially offset by increases of headcount in certain other recording head operations facilities. The Company may implement additional actions pursuant to the fiscal 2001 restructuring plan, and, if such additional actions are implemented, the Company anticipates that additional charges would be taken related to these actions. The Company expects the fiscal 2001 restructuring plan will be substantially complete by June 29, 2001.

     In connection with the fiscal 2000 restructuring plan, the Company recorded an adjustment of $3 million in the quarter ended September 29, 2000 as a result of an increase in the estimated number of employees to be terminated. The Company now plans to reduce its workforce by approximately 24,000 employees primarily in manufacturing. Approximately 21,300 of the 24,000 employees had been terminated as of September 29, 2000. As a result of employee terminations and the write-off of equipment and facilities in connection with the fiscal 2000 restructuring plan, the Company estimates that after completion of these restructuring activities, annual salary and depreciation expense will be reduced by approximately $151 million and $88 million, respectively. The Company expects the implementation of the fiscal 2000 restructuring plan will be substantially complete by December 29, 2000.

     In connection with the restructuring plan implemented in fiscal 1998, the Company revised its original lease cost estimates on certain of its facilities and recorded an additional $6 million in restructuring charges.

     The following table summarizes the Company's restructuring activities for the three months ended September 29, 2000:



                               Severance
                                  and        Excess                   Contract
In millions                     Benefits   Facilities   Equipment   Cancellations  Other   Total
                              --------------------------------------------------------------------
Reserve balances,
 June 30, 2000                      $ 23          $10         $ -         $5         $15    $ 53

FY2001 restructuring charge            3            6           1          -           1      11
Cash charges                         (11)          (2)          -          -          (1)    (14)
Non-cash charges                       -           (6)         (1)         -           -      (7)
Adjustments                            3            6           -          -           -       9

                                    ------------------------------------------------------------
Reserve balances,
 September 29, 2000                 $ 18          $14         $ -         $5         $15    $ 52
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

     In millions

                               Three Months Ended
                               ------------------

                           September 29,   October 1,
                                2000          1999
                                ----          ----
     Revenue:
       Disc Drives             $1,632        $1,566
       Other                      116           116
                               ------        ------
       Consolidated            $1,748        $1,682
                               ======        ======

     Gross Profit:
       Disc Drives             $  321        $  231
       Other                       47            47
                               ------        ------
       Consolidated            $  368        $  278
                               ======        ======

                                September 29,  June 30,
                                   2000          2000
                                   ----          ----
     Total Assets:
       Disc Drives              $ 21,678       $ 19,900
       Other                         773          1,066
                                --------       --------
       Operating Segments         22,451         20,966

       Investment in VERITAS       1,055          1,122
       Eliminations              (16,431)       (14,921)
                                --------       --------
       Consolidated             $  7,075       $  7,167
                                ========       ========


8.   Comprehensive Income
     --------------------

     The Company records unrealized gains and losses on the mark-to-market of its investments as a component of accumulated other comprehensive income. During the quarter ended September 29, 2000, the Company recorded net unrealized losses on securities of $88 million, net of tax, with respect to its investments in Gadzoox Networks, Inc. ("Gadzoox"), Lernout & Hauspie Speech Products N.V. ("LHSP"), and GlobeSpan, Inc. During the quarter ended September 29, 2000, the Company sold its remaining investments in SanDisk and Veeco resulting in pre-tax gains of $102 million and $20 million, respectively, net of underwriting discounts and commissions. In connection with the liquidation of its investments in SanDisk and Veeco, the Company realized gains of $69 million, net of related income tax, that were previously recorded as a component of accumulated other comprehensive income.

     The components of comprehensive income, net of related tax, for the three months ended September 29, 2000 and October 1, 1999 were as follows (in millions):


                                                        Three Months Ended
                                                        ------------------

                                                    September 29,   October 1,
                                                         2000         1999
                                                         ----         ----

     Net income                                         $  75        $   2
     Unrealized gain (loss) on securities                (155)         145
     Foreign currency translation adjustments               1            -
                                                        -----        -----
     Comprehensive income (loss)                        $ (79)       $ 147
                                                        =====        =====

     The components of accumulated other comprehensive income (loss), net of related tax, at September 29, 2000 and June 30, 2000 were as follows (in millions):

                                                        September 29,  June 30,
                                                            2000         2000
                                                            ----         ----

     Unrealized gain (loss) on securities                  $ (67)       $  88
     Foreign currency translation adjustments                 (1)          (2)
                                                           -----        -----
     Accumulated other comprehensive income (loss)         $ (68)       $  86
                                                           =====        =====

9.   Equity Investment in VERITAS Software Corporation
     -------------------------------------------------

     As of September 29, 2000, Seagate Software held approximately 32% of the outstanding shares of VERITAS' common stock. The Company accounts for its investment in VERITAS under the equity method and records its equity interest in VERITAS' net income (loss) on a one-quarter lag.

     Summarized income statement information for VERITAS for the three months ended June 30, 2000 is as follows (in millions):

                                Three Months Ended
                                     June 30,
                                      2000
                                      ----

          Revenue                  $  275
          Gross profit                232
          Net loss                   (172)


     The Company's recorded equity in the net income of VERITAS for the three months ended September 29, 2000 was $11 million and differs from the Company's proportionate share of VERITAS' reported net loss for the three months ended June 30, 2000. This difference is primarily because the Company eliminates from VERITAS' net income (loss) the effect of VERITAS' purchase accounting for the Network & Storage Management Group business contribution, including VERITAS' amortization expense related to intangible assets.

     The Company's activity related to equity interest in VERITAS for the three months ended September 29, 2000 consisted of the Company's amortization expense for goodwill and other intangible assets relating to the investment in VERITAS of $78 million partially offset by recorded equity in the net income of VERITAS of $11 million, as described above.


10.  Pending Going Private Transaction and Merger
     --------------------------------------------

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

     Under the Stock Purchase Agreement, SAC has agreed to purchase for cash, all of the operating assets of Seagate and its consolidated subsidiaries, including Seagate's disc drive, tape drive and software businesses and operations and certain cash balances, but excluding the approximately 128 million shares of VERITAS common stock currently held by Seagate Software and Seagate's equity investments in Gadzoox and LHSP, to the extent held at the closing. In addition, under the Stock Purchase Agreement, SAC has agreed to assume substantially all of the operating liabilities of Seagate and its consolidated subsidiaries. This transaction is referred to herein as the SAC transaction.

     Under the Merger Agreement, immediately following and contingent upon the consummation of the SAC transaction, a wholly-owned subsidiary of VERITAS will merge with and into Seagate, with Seagate to survive the merger and to become a wholly-owned subsidiary of VERITAS. This transaction is referred to herein as the Merger. VERITAS is not acquiring Seagate's disc drive business or any other Seagate operating business. In the Merger, the Seagate stockholders will receive merger consideration consisting of VERITAS stock and cash. The Merger is intended to qualify as a tax-free reorganization.

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

     All of the transactions contemplated by the SAC transaction and the Merger are herein referred to as the VERITAS/Silver Lake transaction. The VERITAS/Silver Lake transaction is expected to close in the second quarter of fiscal 2001, subject to the approval of the VERITAS stockholders and Seagate stockholders and funding of the debt commitments, as well as other customary closing conditions. Special meetings of the VERITAS and Seagate stockholders will be held on November 21, 2000 to vote on the VERITAS/Silver Lake transaction. In the event of favorable votes, the transaction is expected to close promptly thereafter. Seagate expects that while the VERITAS/Silver Lake transaction is pending, the value of Seagate common stock will depend primarily on the value of VERITAS common stock.

11.  Litigation
     ----------

     See Part II, Item 1 of this Form 10-Q for a description of legal proceedings.

                           SEAGATE TECHNOLOGY, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

CERTAIN FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include the statements relating to continued price erosion in the first paragraph under "Results of Operations," the statements relating to restructuring activities in the sixth paragraph under "Results of Operations," the statements relating to the Stock Purchase Agreement and the Merger Agreement in the ninth through thirteenth paragraphs under "Results of Operations," the statements regarding capital expenditures in the third paragraph under "Liquidity and Capital Resources," the statements below under "Factors Affecting Future Operating Results" and the statements under "Part II Other Information - Item 1. Legal Proceedings," among others. These forward-looking statements are based on current expectations and entail various risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties are set forth below under "Factors Affecting Future Operating Results."

RESULTS OF OPERATIONS

Revenue for the quarter ended September 29, 2000 was $1.748 billion, as compared with $1.682 billion for the comparable year-ago quarter ended October 1, 1999, and $1.548 billion for the immediately preceding quarter ended June 30, 2000. The increase in revenue from both comparable periods was primarily due to a higher level of unit shipments and an improved product mix partially offset by a continuing decline in the average unit sales prices of the Company's products. Improved sales volume and product mix accounted for $0.2 billion of the revenue increase from the quarter ended October 1, 1999 partially offset by $0.1 billion in price erosion. The Company shipped a record 11.6 million disc drives in its quarter ended September 29, 2000, however, the Company's ability to satisfy total customer demand was constrained by a limited supply of certain electrical components from some of our external suppliers. The Company expects that price erosion in the data storage industry will continue for the foreseeable future. Industry competition and continuing price erosion could adversely affect the Company's results of operations in any given quarter and such adverse effects often cannot be anticipated until late in any given quarter.

Gross margin as a percentage of revenue was 21.1% for the three months ended September 29, 2000, compared with 16.5% for the comparable year-ago quarter and 21.8% for the immediately preceding quarter ended June 30, 2000. The increase in gross margin as a percentage of revenue from the year-ago quarter was primarily due to a higher level of unit shipments as stated above combined with ongoing cost savings as a result of the Company's restructuring activities and its program to implement operational efficiencies. These efficiencies include implementation of advanced manufacturing processes resulting in lower average unit costs per disc drive produced.

Product development expenses for the three months ended September 29, 2000 were $159 million, an increase of $19 million when compared with the comparable year-ago quarter and an increase of $2 million when compared with the immediately preceding quarter ended June 30, 2000. These expenses represented 9.1% of revenue for the three months ended September 29, 2000 compared with 8.3% for the comparable year-ago quarter and 10.1% for the immediately preceding quarter ended June 30, 2000. The increase in expenses from the comparable year-ago quarter was primarily due to increases of $8 million in salaries and related costs, $5 million in depreciation expense, $5 million in occupancy costs and $2 million in material costs.

Marketing and administrative expenses for the three months ended September 29, 2000 were $138 million, an increase of $20 million when compared with the comparable year-ago quarter and a decrease of $11 million from the immediately preceding quarter ended June 30, 2000. These expenses represented 7.9% of revenue for the three months ended September 29, 2000 compared with 7.0% for the comparable year-ago quarter and 9.6% for the immediately preceding quarter ended June 30, 2000. The increase in expenses from the comparable year-ago quarter was primarily due to increases of $17 million in salaries and related costs, $8 million in outside services, $4 million in legal expenses, $3 million in equipment costs and $2 million in marketing and administrative expenses related to the Company's Information Management Group ("IMG") software products and services. These increases were partially offset by decreases of $11 million in occupancy costs and $3 million in the provision for bad debts. The decrease in expenses from the immediately preceding quarter was primarily due to decreases of $5 million in salaries and related costs, $4 million in occupancy costs and $4 million in expenses related to the pending VERITAS/Silver Lake transaction. These decreases were partially offset by an increase of $2 million in the provision for bad debts.

Amortization of goodwill and other intangibles increased $7 million for the three months ended September 29, 2000, when compared with the comparable year-ago quarter. The increase in amortization from the year-ago quarter was primarily due to additional amortization of $8 million related to goodwill and other intangibles arising from the acquisition of XIOtech Corporation ("XIOtech") in January 2000.

During the three months ended September 29, 2000, the Company recorded restructuring charges totaling $20 million. Of the $20 million, $11 million was a result of a restructuring plan established to continue the alignment of the Company's global workforce and manufacturing capacity with existing and anticipated future market requirements, specifically in its recording head operations in Thailand (the "fiscal 2001 restructuring plan"). The remaining $9 million consisted of a $3 million employee termination benefit adjustment to original estimate related to the fiscal 2000 restructuring plan and $6 million in additional restructuring charges for adjustments to original estimates to the fiscal 1998 restructuring plan. The fiscal 2001 restructuring plan includes workforce reductions, capacity reductions including closure of facilities or portions of facilities, write-off of excess equipment and consolidation of operations. In connection with the fiscal 2001 restructuring plan, the Company plans to reduce its workforce by approximately 2,000 employees, primarily in manufacturing. As a result of employee terminations and the write-off of equipment and facilities in connection with the fiscal 2001 restructuring plan, the Company estimates that after completion of these restructuring activities, annual salary and depreciation expense will be reduced by approximately $7 million and $4 million, respectively. However, the reduction in annual salary expense will be substantially offset by increases of headcount in certain other recording head operations facilities. The Company may implement additional actions pursuant to the fiscal 2001 restructuring plan, and, if such additional actions are implemented, the Company anticipates that additional charges would be taken related to these actions. The Company expects the fiscal 2001 restructuring plan will be substantially complete by June 29, 2001. In connection with the fiscal 2000 restructuring plan, the Company recorded an adjustment of $3 million in the quarter ended September 29, 2000 as a result of an increase in the estimated number of employees to be terminated. The Company now plans to reduce its workforce by approximately 24,000 employees primarily in manufacturing. Approximately 21,300 of the 24,000 employees had been terminated as of September 29, 2000. As a result of employee terminations and the write-off of equipment and facilities in connection with the fiscal 2000 restructuring plan, the Company estimates that after completion of these restructuring activities, annual salary and depreciation expense will be reduced by approximately $151 million and $88 million, respectively. The Company expects the implementation of the fiscal 2000 restructuring plan will be substantially complete by December 29, 2000. In connection with the restructuring plan implemented in fiscal 1998, the Company revised its original lease cost estimates on certain of its facilities and recorded an additional $6 million in restructuring charges. The restructuring activities undertaken in fiscal year 2000 and the three months ended September 29, 2000 are part of a broader plan to further consolidate worldwide operations. These activities are designed to further integrate our manufacturing processes and should give rise to significant reductions in worldwide facilities and headcount. While a significant portion of the cash and non-cash charges associated with the plan have been incurred in fiscal year 2000, we expect to incur material charges in the future.

Net other income decreased by $24 million for the three months ended September 29, 2000 when compared with the comparable year-ago quarter and decreased by $270 million when compared with the immediately preceding quarter ended June 30, 2000. The decrease in net other income from the comparable year-ago quarter was primarily due to a gain on the sale of VERITAS Software Corporation ("VERITAS") common stock in the comparable year ago quarter substantially offset by gains on sales of SanDisk Corporation ("SanDisk") and Veeco Instruments, Inc. ("Veeco") common stock in the current quarter, as well as a decrease in the charge for activity related to equity interest in VERITAS. The decrease from the immediately preceding quarter was primarily due to a gain on the exchange of certain investments in equity securities in the immediately preceding quarter and smaller gains on sales of SanDisk common stock this quarter than last quarter, partially offset by a gain on the sale of Veeco common stock in the current quarter.

The Company recorded a $37 million provision for income taxes at an effective tax rate of 33% for the three months ended September 29, 2000 compared with a $2 million benefit from income taxes for the three months ended October 1, 1999. The effective tax rate used to record the provision for income taxes for the three months ended September 29, 2000 resulted primarily from applying a 39% combined U.S. federal and state rate to certain non-recurring restructuring costs and activity related to the Company's equity interest in VERITAS partially offset by gains from the sale of SanDisk common stock and Veeco common stock. Excluding these items, the pro forma effective tax rate used to record the provision for income taxes for the three months ended September 29, 2000 would have been 28%. The pro forma effective tax rate of 28% is less than the statutory rate because a portion of the Company's anticipated foreign operating income is not subject to foreign income taxes and is considered to be permanently reinvested in non-U.S. operations.

On March 29, 2000, Seagate, Seagate Software Holdings, Inc. ("Seagate Software"), a subsidiary of Seagate, and Suez Acquisition Company (Cayman) Limited ("SAC"), an entity affiliated with, among others, Silver Lake Partners and Texas Pacific Group, entered into a Stock Purchase Agreement (the "Stock Purchase Agreement"), and Seagate, VERITAS and a wholly owned subsidiary of VERITAS entered into an Agreement and Plan of Merger and Reorganization (the "Merger Agreement").

Under the Stock Purchase Agreement, SAC has agreed to purchase for cash, all of the operating assets of Seagate and its consolidated subsidiaries, including Seagate's disc drive, tape drive and software businesses and operations and certain cash balances, but excluding the approximately 128 million shares of VERITAS common stock currently held by Seagate Software and Seagate's equity investments in Gadzoox Networks, Inc. ("Gadzoox") and Lernout & Hauspie Speech Products N.V. ("LHSP"), to the extent held at the closing. In addition, under the Stock Purchase Agreement, SAC has agreed to assume substantially all of the operating liabilities of Seagate and its consolidated subsidiaries. This transaction is referred to herein as the SAC transaction.

Under the Merger Agreement, immediately following and contingent upon the consummation of the SAC transaction, a wholly-owned subsidiary of VERITAS will merge with and into Seagate, with Seagate to survive the merger and to become a wholly-owned subsidiary of VERITAS. This transaction is referred to herein as the Merger. VERITAS is not acquiring Seagate's disc drive business or any other Seagate operating business. In the Merger, the Seagate stockholders will receive merger consideration consisting of VERITAS stock and cash. The Merger is intended to qualify as a tax-free reorganization.

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

All of the transactions contemplated by the SAC transaction and the Merger are herein referred to as the VERITAS/Silver Lake transaction. The VERITAS/Silver Lake transaction is expected to close in the second quarter of fiscal 2001, subject to the approval of the VERITAS stockholders and Seagate stockholders and funding of the debt commitments, as well as other customary closing conditions. Special meetings of the VERITAS and Seagate stockholders will be held on November 21, 2000 to vote on the VERITAS/Silver Lake transaction. In the event of favorable votes, the transaction is expected to close promptly thereafter. Seagate expects that while the VERITAS/Silver Lake transaction is pending, the value of Seagate common stock will depend primarily on the value of VERITAS common stock.

LIQUIDITY AND CAPITAL RESOURCES

At September 29, 2000, the Company's cash, cash equivalents and short-term investments totaled $2.351 billion, an increase of $336 million from the June 30, 2000 balance. This increase was primarily a result of $241 million provided by operating activities, proceeds from sales of SanDisk and Veeco common stock of $105 million and $101 million, respectively, and $44 million from sales of the Company's common stock. This increase was partially offset by expenditures of $145 million for property, equipment and leasehold improvements. Until required for other purposes, the Company's cash and cash equivalents are maintained in highly liquid investments with remaining maturities of 90 days or less at the time of purchase. The Company's short-term investments consist primarily of readily marketable debt securities with remaining maturities of more than 90 days at the time of purchase.

As of September 29, 2000, the Company had committed lines of credit of $85 million that can be used for standby letters of credit or bankers' guarantees. At September 29, 2000, $40 million of these lines of credit were utilized.

The Company anticipates investments of approximately $650 million in property and equipment in fiscal 2001, of which approximately $139 million had been incurred as of September 29, 2000. The Company plans to finance these investments from existing cash balances and cash flows from operations. The $139 million year-to-date investment comprised $73 million for manufacturing facilities and equipment related to the Company's subassembly and disc drive final assembly and test facilities in the United States, Asia Pacific and the United Kingdom; $32 million for manufacturing facilities and equipment for the recording head operations in the United States, Northern Ireland, Thailand and Malaysia; $18 million to upgrade the capabilities of the Company's thin-film media operations in the United States, Singapore and Northern Ireland; and $16 million for other purposes.

FACTORS AFFECTING FUTURE OPERATING RESULTS
------------------------------------------

We face risks from the VERITAS/Silver Lake transaction

     Holders of Seagate common stock face a number of risks in connection with their investment in Seagate common stock as a result of the pending VERITAS/Silver Lake transaction, including the following:

     . the transaction may not close for many reasons including but not limited to: the fact that our stockholders or VERITAS' stockholders may not approve it, SAC may not be able to obtain the funding necessary to finance the transaction, we may fail to obtain regulatory approval for the transaction, the transaction may not close due to pending litigation, or other reasons;
     . the price of VERITAS' common stock may decline and we do not have meaningful control over the management of VERITAS, although currently we have two representatives on its board of directors;
     . our management personnel may be distracted from our day to day operations by the time demands associated with closing the transactions, and therefore may be unable to timely identify and address business issues as they arise;
     . our customers and vendors may discontinue their relationship with us, or delay or cancel orders as a result of uncertainty about our business after the transaction; and
     . our employees may be distracted by concerns about the VERITAS/Silver Lake transaction, and therefore may not meet critical deadlines in their assigned tasks or otherwise perform effectively.

     If we do not close the VERITAS/Silver Lake transaction, we face a number of additional risks resulting from the announcement and pendency of the VERITAS/Silver Lake transaction which could negatively affect our business, financial condition, results of operations, and ultimately, the market price of our common stock including:

     . our earnings will be impacted because our income statement will reflect the fees, costs and expenses we incurred in connection with the transaction, such as legal, accounting and financial advisor fees, costs and expenses, even if the transaction is not completed;
     . we may be required to pay a substantial termination fee if the
       VERITAS/Silver Lake transaction is terminated for certain reasons;
     . our stockholders may be unable to realize the value of the VERITAS common stock we hold and the price of our common stock may not reflect the full value of the VERITAS shares; and
     . the market price of our common stock may decline to the extent that the current market price of our common stock reflects a market assumption that the transaction will be completed.

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

  Seagate will remain liable to third parties after the leveraged buyout and the merger

     In the leveraged buyout, Seagate will sell all of its operating assets to SAC, and SAC has agreed to assume and indemnify VERITAS and Seagate for substantially all liabilities arising in connection with Seagate's operating assets. However, third parties may nevertheless try to seek recourse against Seagate for these liabilities. Seagate currently is a large, multinational enterprise that owns or leases facilities and offices in numerous states and foreign countries and employs over 57,000 persons worldwide. As a result, Seagate could continue to face a wide range of possible liabilities after the leveraged buyout and the merger are completed, both for actions, events or circumstances arising or occurring before the leveraged buyout and the merger as well as after. Some areas of potential liability include:

     . environmental cleanup costs and liabilities for claims made under federal, state or foreign environmental laws;
     .  tax liabilities;
     . obligations under federal, state and foreign pension and retirement benefit laws;
     . existing and future litigation arising from the restructuring that Seagate commenced last year, including litigation initiated by terminated employees; and
     .  existing and future patent litigation.

     If SAC fails to make payments to VERITAS or Seagate under the indemnification agreement for any of these liabilities, VERITAS could experience a material adverse effect on its business and financial performance which could adversely impact the market price of VERITAS common stock received in connection with the merger.

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

     Integrated multinational manufacturers are formidable competitors because they possess greater resources and are able to access their customers without having to consider the profitability of the disc drive business in pricing their components. In addition, the merger of Maxtor and Quantum, which is expected to close in the first quarter of 2001, if completed, would make the combined company the largest manufacturer of rigid disc drives in terms of the number of rigid disc drives shipped, according to Dataquest, and may make it a more formidable competitor.

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

   We have experienced delays in the introduction of products due to supply of components

     Seagate evaluates the need for second sources for all of its components on a case-by-case basis and, where it is deemed desirable and feasible to do so, secures multiple sources. Seagate has experienced production delays when unable to obtain sufficient quantities of certain components or assembly capacity. For example, in the fourth quarter of fiscal year 2000 and in the first quarter of fiscal year 2001, Seagate and other rigid disc drive manufacturers experienced shortages and delays in the receipt of ASICs due to a reduction in the supply to us of these components. We believe these shortages and delays were caused by several reasons, including a consolidation among their manufacturers and the use of ASIC manufacturing capacity to produce semiconductor chips for other applications, including wireless communications devices. Based on current information, we believe that this shortage could last until at least the end of the third quarter of fiscal year 2001, given the lead times and capital required to design and manufacture ASICs on a profitable scale. The shortage of ASICs in the fourth quarter of fiscal year 2000 and in the first quarter of fiscal year 2001 did not have a material adverse effect on our financial condition or results of operations. If the situation worsens, our financial condition and results of operations could be materially adversely affected. Seagate attempts to maintain component inventory levels adequate for its short-term needs. However, an inability to obtain essential components, if prolonged, would adversely affect Seagate's business.

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

   In addition to the risks we face from the VERITAS/Silver Lake transaction, we face risks from our investment in VERITAS

     We contributed our Network & Storage Management Group ("NSMG") business to VERITAS on May 28, 1999 and received a then 42% interest in VERITAS. As of September 29, 2000, the Company held approximately 32% of the outstanding shares of VERITAS' common stock.

     In addition to the risks we face from the VERITAS/Silver Lake transaction, we face a number of risks from our investment in VERITAS including the fact that:

     . we do not have meaningful control over the management of VERITAS, although currently we have two representatives on its board of directors; and
     . our financial statements and results of operations reflect our ownership of approximately 32% of VERITAS which impacts our stock price.

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

Securities Class Actions
------------------------

Following the Company's announcement on March 29, 2000 of the signing of a stock purchase agreement and merger agreement, Seagate stockholders filed 17 lawsuits in Delaware and five lawsuits in California against the Company, the individual members of the Board of Directors, certain executive officers, Silver Lake Partners, LP, and VERITAS Software Corporation ("VERITAS"). Between April 18, 2000 and October 13, 2000, the Delaware Chancery Court consolidated the 17 lawsuits into a single action captioned In Re Seagate Technology, Inc. Shareholders Litigation and certified the class action, and the plaintiffs filed two amended complaints and a motion for a preliminary injunction to enjoin the closing of the proposed transactions. The plaintiffs' second amended complaint alleges that the Company's Board of Directors breached their fiduciary duties to the shareholders by entering into the stock purchase and merger agreements and that they did not secure the highest possible price for the Company's shares. The plaintiffs seek unspecified damages and an injunction of the closing of the transaction. On October 13, 2000, the parties to the Delaware lawsuit entered into a Memorandum of Understanding ("MOU") to settle the action. The primary elements of the MOU are the following:

 . Suez Acquisition Company, the investor group, agreed to increase the cash purchase price under the stock purchase agreement by $50 million. This amount:

         - will be funded by the investor group on the closing of the transactions into an escrow account to be held by VERITAS, pending its distribution to the Company's shareholders, if specified conditions are satisfied as discussed below;

         - will be paid to the Company's shareholders as additional consideration on approval by the Delaware Chancery Court of the settlement and dismissal with prejudice of the Delaware lawsuit and the dismissal with prejudice of the California lawsuits; and

         - plus interest, will be returned to Suez Acquisition Company in the event that VERITAS determines, in its reasonable judgment, that the conditions to the release of the amount have become incapable of being satisfied.

 . The Company or the defendants jointly will pay any attorneys' fees that may be awarded to plaintiffs' counsel on approval of the Delaware Chancery Court of the settlement and dismissal with prejudice of the Delaware and California lawsuits. The Delaware plaintiffs' counsel will ask the Delaware Chancery Court to award $15.25 million in attorneys' fees.

 . The merger agreement will be amended to 1) reduce the maximum amount that may be required to be held in escrow to cover potential tax liabilities of the Company from $300 million to $150 million, and 2) change some provisions regarding VERITAS' payment of the consideration for the merger.

The settlement is conditioned on, among other things, the consummation of the stock purchase and merger transactions and final court approval of the settlement.

Between March 30, 2000 and October 27, 2000, one of the California complaints was voluntarily dismissed and the others were coordinated, with venue in Santa Clara County. The plaintiffs seek class certification and allege that the Company's Board of Directors and certain officers breached their fiduciary duties to the shareholders and that they did not secure the highest possible price for the shares. Plaintiffs seek unspecified damages and an injunction of the closing of the transactions contemplated by the stock purchase agreement and the merger agreement. Defendants have not yet answered the complaints. The Company believes these actions are without merit and intends to vigorously defend them.

Intellectual Property Litigation
--------------------------------

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

Terastor/Maxoptix -- In November 1997, TeraStor Corporation filed a cross-complaint against the Company in an action pending in the Superior Court of California, County of Santa Clara entitled Maxoptix Corporation v. TeraStor Corporation and Gordon Knight. The cross-complaint alleges causes of action against the Company for unfair business practices, misappropriation of trade secrets, attempted monopolization, refusal to deal, breach of contract, specific performance, breach of the covenant of good faith and fair dealing, fraud, negligent misrepresentation, intentional interference with prospective economic advantage and negligent interference with prospective economic advantage. The allegations against the Company arose out of the Company's dealings with TeraStor pursuant to a joint development agreement concerning the development of magneto optical recording heads. In December 1997 TeraStor sought a preliminary injunction against the Company seeking to prevent certain Company employees who formerly worked with TeraStor under the joint development agreement from engaging in work related to the Company's Quinta subsidiary. In January 1998 the Court denied TeraStor's motion for injunctive relief. The Company asserted cross-claims against TeraStor for trade secret misappropriation, fraud, negligent misrepresentation, breach of contract, declaratory relief, recission, violation of Business & Professions Code Section 17200, common law unfair competition, intentional interference with contractual relations, negligent interference with contractual relations, and inducing breach of fiduciary duty. The Company also filed claims against Rick Wilmer and Amyl Ahola, two former Seagate employees employed by TeraStor, for breach of contract and breach of fiduciary duty. On September 7, 2000, the litigation was settled. The actions were dismissed with prejudice as part of the settlement.

Cambrian Consultants, Inc. -- Cambrian Consultants, Inc. filed suit in the U.S. District Court for the Central District of California on May 23, 2000, alleging patent infringement. The single patent at issue, U.S. Patent No. 4,371,903, is on an Emergency Head Retract System. The Company filed an answer on August 18, 2000, asserting invalidity, unenforceability and non-infringement defenses and counterclaims. The court bifurcated the liability and damages phases and scheduled a hearing on claim construction and summary judgment for March 12, 2001. Trial on liability, if necessary after the claims are construed and summary judgment motions are heard, is scheduled for May 18, 2001. Discovery on liability issues is in progress with discovery on damages stayed. The Company believes it has meritorious defenses and intends to defend the case vigorously.

Convolve, Inc. -- On July 13, 2000, Convolve and Massachusetts Institute of Technology filed suit against Compaq Computer Corporation and Seagate Technology in the U.S. District Court for the Southern District of New York, alleging patent infringement, misappropriation of trade secrets, breach of contract, tortious interference with contract and fraud relating to Convolve's Input Shaping(R) and Quick and Quiet(TM) technology. The plaintiffs claim their technology is incorporated in the Company's sound barrier technology, which was publicly announced on June 7, 2000. The complaint seeks injunctive relief, $800 million in compensatory damages and punitive damages. The Company answered the complaint on August 2, 2000 and filed cross-claims for declaratory judgment that two Convolve/MIT patents are invalid and not infringed and that the Company owns any intellectual property based on the information that was disclosed to Convolve. Plaintiffs' motion for expedited discovery was denied by the court. The court ordered plaintiffs to identify their trade secrets to defendants before discovery can begin on those issues. Convolve served a trade secrets disclosure on August 4, 2000. The court is expected to rule in November 2000 on the Company's motion challenging Convolve's trade secrets disclosure statement. The Company believes this matter is without merit and intends to defend it vigorously.

Labor Litigation
----------------

White -- On March 15, 2000 Royston White filed a breach of contract action against the Company in Oklahoma State Court. The complaint is styled as a class action, and White, as the sole named defendant, alleges that some 600 former employees have been damaged through Seagate's breach of separation and release agreements entered into in connection with a reduction in force. Discovery is ongoing and a trial date has not yet been set. The Company filed a summary judgment motion, which was to be heard on October 26, 2000. The court took the motion off the calendar pending resolution of a writ filed with the Oklahoma Supreme Court by plaintiff on a discovery issue and a motion for recusal of the judge. The Company believes it has substantive defenses to the complaint and will pursue such defenses vigorously.

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

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a) Exhibits

The following exhibits are included herein:

10.29 Consolidated Amendment to Stock Purchase Agreement, Agreement and Plan of               (A)
      Merger and Reorganization, and Indemnification Agreement, and Consent
      entered into as of August 29, 2000 by and among the Company, Suez, Seagate
      Software, VERITAS and Victory Merger Sub.
10.30 Consolidated Amendment No. 2 to Stock Purchase Agreement, Agreement and                 (B)
      Plan of Merger and Reorganization, and Indemnification Agreement, and
      Consent entered into as of October 18, 2000 by and among the Company,
      Suez, Seagate Software, VERITAS and Victory Merger Sub.
27    Financial Data Schedule.


(A) Incorporated by reference to Annex D of a Joint Proxy Statement/Prospectus for a Special Meeting of Shareholders of the Company and VERITAS which the Company filed as an exhibit in connection with its Schedule 13E-3/A (file number 005-33914) dated October 20, 2000.

(B) Incorporated by reference to Annex E of a Joint Proxy Statement/Prospectus for a Special Meeting of Shareholders of the Company and VERITAS which the Company filed as an exhibit in connection with its Schedule 13E-3/A (file number 005-33914) dated October 20, 2000.

(b) Reports on Form 8-K

      No reports on Form 8-K were filed with the Securities and Exchange
      Commission during the three months ended September 29, 2000. The following reports on Form 8-K were filed in October 2000:

      A Form 8-K dated October 18, 2000 regarding the Company's announcement of its financial results for the first quarter of fiscal year 2001, which ended on September 29, 2000.

      A Form 8-K dated October 31, 2000 regarding the Company's announcement that the Company, VERITAS, Suez and other dependent parties had entered into an agreement in principal to settle the pending Delaware class action lawsuit in connection with the pending sale of Seagate's operating assets to Suez and subsequent merger with VERITAS (the "Proposed Transaction") as well as the Company's announcement that it had received a fairness opinion from Lehman Brothers as to the fairness of the consideration received by the Company's stockholders in the Proposed Transaction.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           SEAGATE TECHNOLOGY, INC.
                           ------------------------
                                 (Registrant)



DATE:   November 3, 2000            BY:   /s/ Charles C. Pope
                                          ----------------------------
                                          CHARLES C. POPE
                                          Executive Vice President
                                          and Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)



DATE:   November 3, 2000            BY:   /s/ Stephen J. Luczo
                                          ----------------------------
                                          STEPHEN J. LUCZO
                                          Chief Executive Officer
                                          (Principal Executive Officer
                                          and Director)

                           SEAGATE TECHNOLOGY, INC.
                               INDEX TO EXHIBITS


Exhibit
Number
_______

                                                                                                    Notes
                                                                                                    -----
10.29  Consolidated Amendment to Stock Purchase Agreement, Agreement                                   (A)
       and Plan of Merger and Reorganization, and Indemnification Agreement, and
       Consent entered into as of August 29, 2000 by and among the Company, Suez,
       Seagate Software, VERITAS and Victory Merger Sub.
10.30  Consolidated Amendment No. 2 to Stock Purchase Agreement, Agreement and                         (B)
       Plan of Merger and Reorganization, and Indemnification Agreement, and
       Consent entered into as of October 18, 2000 by and among the Company, Suez,
       Seagate Software, VERITAS and Victory Merger Sub.
27     Financial Data Schedule.

(A) Incorporated by reference to Annex D of a Joint Proxy Statement/Prospectus for a Special Meeting of Shareholders of the Company and VERITAS which the Company filed as an exhibit in connection with its Schedule 13E-3/A (file number 005-33914) dated October 20, 2000.

(B) Incorporated by reference to Annex E of a Joint Proxy Statement/Prospectus for a Special Meeting of Shareholders of the Company and VERITAS which the Company filed as an exhibit in connection with its Schedule
       13E-3/A (file number 005-33914) dated October 20, 2000.